Form 10KSB
period 1998-09-30
INTERNATIONAL CAPITAL FUNDING INC
filed 1999-02-04
CIK 1048501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10KSB

[ x ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 1998

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                         Commission File Number 0-23391

                       INTERNATIONAL CAPITAL FUNDING, INC.
             (Exact Name of Registrant as specified in its Charter)

                  Colorado                                  84-1434313
       (State or Other Jurisdiction of         (IRS Employer Identification No.)
       Incorporation or Organization)

     3140 So. Peoria Street, Suite K230
                 Aurora, CO                                    80014
  (Address of Principal Executive Offices)                   (Zip Code)

       Registrant's Telephone Number, including area code: (303) 755-9832

          Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, .001 Par Value
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes         No  X

At September 30, 1998, 500,000 shares of Common Stock, .0001 par value, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $0 as no trading market exists for the Company's Common Stock.

Documents Incorporated by Reference:    None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Page 1 of ___ pages                             Exhibits are indexed on page 30.

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

General

         International Capital Funding, Inc. (the "Company"), was incorporated on June 10, 1991 under the laws of the State of Colorado, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has had no activity since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company never commenced any operational activities. The Board of Directors of the Company has elected as this time to attempt to locate and consummate a merger or acquisition with a private entity as the Company's principal business purpose described below.

         The Company can be defined as a "shell" company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. As part of its business plan, this Company is filing this registration statement on Form 10-SB on a voluntary basis in order to become a "public" company by virtue of being subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Act"). The Company anticipates it will voluntarily file periodic reports in the event its obligation to file such reports is terminated under the Act. Another aspect of its business plan which the Company intends to implement after this registration statement becomes effective and a merger or business combination has been consummated, is to seek to facilitate the eventual creation of a public trading market in its then outstanding securities.

         The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. In order to comply with these various limitations, management does not intend to undertake any efforts to sell any additional securities of the Company or cause a market to develop in the Company's securities until such time as the Company has successfully located and consummated a merger or business combination described herein. Accordingly, each shareholder of the Company has executed and delivered a "no sale" letter agreement, agreeing that they shall not sell or transfer in any way, their respective shares of the Company's Common Stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place their respective stock certificates in a Company escrow account. The Company will not release these respective certificates until such time as a merger or acquisition has been successfully consummated.

         The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

         At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. The Company's Officers and Directors have previously been involved in transactions involving a merger between an established company and a shell entity, and has a number of contacts within the field of corporate finance. As a result, they have had preliminary contacts with representatives of numerous companies concerning the general possibility of a merger or acquisition by a shell company. However, none of these preliminary contacts or discussions involved the possibility of a merger or acquisition transaction with the Company.

         It is anticipated that the Company's Officers and Directors will contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the lack of any funds available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

         The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on a stock exchange (See "Investigation and Selection of Business Opportunities"). The Company believes a merger would appeal to these types of companies because of the difficulty and expense of obtaining public financing or lack of interest in their industry segment by the investment community. In addition, many companies do not wish to incur the dilution of ownership which occurs in a public offering and/or are not in the need for cash.

         The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

         The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

         As a consequence of this registration of its securities, any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and eventually establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company's judgment, none of its Officers and Directors would thereby become an "underwriter" within the meaning of the
Section 2(11) of the Securities Act of 1933, as amended.

         Depending upon the nature of the transaction, the current Officers and Directors of the Company may resign their management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such resignations, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

         It is anticipated that business opportunities will come to the Company's attention from various sources, including its Officers and Directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. In this regard, the Company may utilize selected mailings, "word of mouth" referrals, advertisements and/or personal phone calls by the Company's Officers and Directors, however, the Company is unable to predict the number of persons or entities to be contacted. It is anticipated the majority, if not all of the contacts made will be to persons currently unknown to the Company's current management. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

         The Company will not enter into a merger or acquisition transaction with any business with which its Officers or Directors are currently affiliated. The Company will not pay a finders' fee to any or other related acquisition fee to its Officers, Directors, promoters or their affiliates or associates from revenues or other funds of an acquisition or merger candidate or by the issuance of debt or equity of such an entity. In addition, the Company will not obtain an independent appraisal of any proposed business opportunity due to the cost.

Investigation and Selection of Business Opportunities

         To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

         It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

         It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should be aware that the Company will not furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. The proposed participation in a business opportunity will not be submitted to the stockholders for their consideration.

         Shareholders are cautioned that any civil remedies available under Colorado corporate law for a breach of management's fiduciary duties will most likely be prohibitively expensive and time consuming to pursue.

         The analysis of business opportunities will be undertaken by or under the supervision of the Company's President, who is not a professional business analyst. See "Management." The Company will not use outside consultants and/or advisors to assist in the investigation or selection of business opportunities. The Company anticipates that it will consider, among other things, the following factors:

         1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

         2. The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

         3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

         4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

         5.       The extent to which the business opportunity can be advanced;

         6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

         7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

         8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

         9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

         In regard to the possibility that the shares of the Company would qualify for listing on the NASDAQ SmallCap Market, the current standards include the requirements that the issuer of the securities that are sought to be listed have net tangible assets of at least $4,000,000 or a market capitalization of $50 million or $950,000 in net income in the latest fiscal year. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

         No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

         The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

         Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a
financial  plan  of  operation  and  estimated  capital  requirements;   audited
financial  statements,  or  if  they  are  not  available,  unaudited  financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

         As part of the Company's investigation, the Company's executive Officers and Directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

         It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on the NASDAQ SmallCap Market or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - Regulation of Penny Stocks."

         Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

         It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

         It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current Officers, Directors and principal shareholders.

         It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

         The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

         As a general matter, the Company anticipates that it, and/or its Officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

         It  is  anticipated  that  the   investigation  of  specific   business
opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

         The Company may borrow funds from its Officers, Directors and/or outside sources, however, these funds will not be used to make payments to the Company's management, promoters or their affiliates or associates.

         Neither the Company, nor anyone acting on its behalf, has taken any affirmative steps to request or encourage any broker-dealer to act as a market maker for the Company's securities.

Investment Company Act and Other Regulation

         The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

         Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

         The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

         Any securities which the Company might acquire in exchange for its Common Stock will be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

         An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

         The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company, or from those formed in the future by the Company's management, promoters or their affiliates or associates.

Corporate Offices

         The Company currently maintains a mailing address at 3140 So. Peoria Street, Suite K230, Aurora, Colorado 80014, which is the office address of its President. The Company's telephone number is (303) 755-9832. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees

         The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Risk Factors

         Current and prospective shareholders should carefully consider the following risk factors, together with the other information contained in this Form 10KSB, in evaluating the Company and its business. In particular, readers should note the this Form 10KSB contains forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1996 and that actual results could differ materially from those contemplated by such statements. The factors listed below represent certain important factors the Company believes could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

         Conflicts of Interest. Certain conflicts of interest exist between the Company and all of its Officers and Directors. They have other business interests to which they devote their attention, and they may be expected to continue to do so in the future. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with their fiduciary duties to the Company. See "Management," and "Conflicts of Interest."

         It is anticipated that Company's Officers and Directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's Officers and Directors may receive a "substantial premium" to acquire their shares in a merger or acquisition transaction and could consider their own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders will not be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

         Possible Need for Additional Financing. The Company has virtually no cash funds and has received a "going concern" qualification by its auditors for the fiscal year ended September 30, 1998, and it may be impossible to take advantage of any available business opportunities. Even if the lack of funds does not hinder the acquisition or an interest in, or complete a transaction with, a business opportunity, the Company will not, in all likelihood, have enough capital to exploit the opportunity. Accordingly, the ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its debt/equity securities.

         Regulation of Penny Stocks. The Company's securities, when and if available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefor.

         In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-7 under the Securities
Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

         Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

         No Operating History. The Company was formed in June 1991 for the purpose of to engage in any lawful activity, however, the Company has no operating history, revenues from operations, or assets other than services from private sales of stock. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

         No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

         Possible Business - Not Identified and Highly Risky. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. A shareholder can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders if the business or opportunity proves to be unsuccessful. See Item 1 "Description of Business."

         Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's lack of capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

         Impracticability of Exhaustive Investigation. The Company's lack of funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto.
Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

         Lack of Diversification. Because of the lack of financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

         Possible Reliance upon Unaudited Financial Statements. The Company generally will require audited financial statements from companies that it proposes to acquire. No assurance can be given, however, that audited financials will be available to the Company. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

         Moreover, the Company is subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus is required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the Securities and Exchange Commission (the "Commission") and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action are likely to have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences.

         In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, the automated quotation system sponsored by the National Association of Securities Dealers, Inc., or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

         Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

         Dependence upon Management; Limited Participation of Management. The Company currently has three individuals who serve as its Officers and directors. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the Officers and Directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. The Company does not and will not obtain "key man" life insurance on either of these individuals. Furthermore, since only three individuals are serving as the Officers and Directors of the Company, it will be entirely dependent upon their experience in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. The analysis of business opportunities will be primarily handled by the Company's President who is not a professional business analyst. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's Officers and Directors.

         Lack of Continuity in Management. The Company does not have an employment agreement with its Officers and Directors, and as a result, there is no assurance that they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current Officers and Directors of the Company may resign. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

         Indemnification of Officers and Directors. The Company's Articles of Incorporation provide for the indemnification of its Directors, Officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its Directors, Officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

         Director's Liability Limited. The Company's Articles of Incorporation exclude personal liability of its Directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

         Dependence upon Outside Advisors. To supplement the business experience of its Officers and Directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Due to the Company's limited financial resources, it may not be in a position to retain outside advisors. The selection of any such advisors will be made by the Company's President without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

         Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

         Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

         No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

         Loss of Control by Present Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders. In addition, the Company's President could sell his control block of stock at a premium price to the acquired company's stockholders.

         The acquisition will, in all probability, be structured as a tax-free exchange under the Internal Revenue Code of 1986 to facilitate the shareholders of the business entity to be acquired. If so structured, the Company's shareholders will not be impacted either positively or negatively.

         No Public Market Exists. There is no public market for the Company's Common Stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a shareholder finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

         Blue Sky Considerations. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Some jurisdictions may not under any circumstances allow the trading or resale of blind-pool or "blank-check" securities. Accordingly, shareholders of the Company should consider the secondary market for the Company's securities to be a limited one.

Item 2.  DESCRIPTION OF PROPERTIES

         The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 3140 So. Peoria Street, Suite K230, Aurora, Colorado 80014, which is the office address of its President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (303) 755-9832.

Item 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

         No Director, Officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such Director, Officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Company did not have an Annual Meeting of Shareholders as of the date of this Report. An Annual Meeting to elect Directors will be held in the Spring of 1999.

                                     PART II

Item 5.  MARKET PRICE AND DIVIDENDS ON THE COMPANY'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)      Principal Market or Markets.

         The Company's Common Stock does not trade and no market for the Common Stock is foreseeable unless or until the Company completes an acquisition.

         (b)      Approximate Number of Holders of Common Stock.

         There are currently eleven (11) record and beneficial owners of the Company's Common Stock.

         (c)      Dividends.

         None.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following review should be read in conjunction with the financial statements and notes thereto.

Forward-Looking Statements May Not Prove Accurate

         When used in this Prospectus, the words "anticipate," "estimate," "expect," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the Company failing to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Liquidity and Capital Resources

         The Company is in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of services valued in the amount of $1,500. The Company's balance sheet as of September 30, 1998, reflects no assets and no liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals or affiliates of the Company.

         The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

Results of Operations

         During the period from September 30, 1997 through September 30, 1998 and from June 1991 (inception) through September 30, 1998, the Company has engaged in no significant operations other than organizational activities and the preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues have been received by the Company during this period.

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

Impact of the Year 2000 Issue

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based on an assessment of its computer systems, the Company believes that it will not encounter significant operational problems or be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. However, if problems are encountered and modifications and conversions are not timely made, the Year 2000 problem may have an impact on the operations of the Company.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information with respect to this item is contained in the financial statements appearing on Item 13 of this Report. Such information is incorporated herein by reference.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

         The Directors and executive Officers currently serving the Company are as follows:

Name                           Age      Positions Held and Tenure

Matthew J. Kavanagh III        62       President, Treasurer and Director since
                                        January 13, 1995

Anthony M. Griffin             29       Secretary and Director since
                                        January 13, 1995

Gary M. Griffin                56       Director since January 13, 1995

         The Directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, Directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the Directors and Officers of the Company and any other person pursuant to which any Director or Officer was or is to be selected as a Director or Officer of the Company.

         There is no family relationship between or among any Officer and Director except that Gary M. Griffin and Anthony M. Griffin are father and son.

         The Directors and Officers of the Company will devote their time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which he will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

         The Company has no audit or compensation committee.

Biographical Information

         Matthew J. Kavanagh III. Mr. Kavanagh, who is the Company's President and Treasurer, has served as an Officer and Director of the Company since January 13, 1995. Since September 1982, to the present, Mr. Kavanagh has been the President of The Amherst Group, Ltd, a private business consulting firm located in Aurora, Colorado. From July 1983 to February 1986, Mr. Kavanagh served as Vice President of Operations for The Charles Golding Company, a private commercial real estate development company located in Englewood, Colorado. From October 1986 to January 1988, Mr. Kavanagh was a business consultant with the Laurance Group, a private business consulting firm located in Englewood, Colorado. From October 1986 to December 1987, Mr. Kavanagh was an Officer and Director of Clearview Capital Corporation, a public "blank check" company located in Englewood, Colorado. In December 1987, Clearview Capital Corporation merged with a Houston, Texas based, Mexican Restaurant operation and changed its name to Arriba Fajita Holdings Inc. From February 1987 to February 1988, Mr. Kavanagh served as an Officer of Medical Ancillary Services, Inc. a publicly-owned company located in Los Angeles, California. This company provided "one call" medical services to convalescent and nursing homes. From May 1987, to January 1988, Mr. Kavanagh served as an Officer and Director of Tonga Capital Corporation, a public "blank check" company located in Englewood, Colorado. In October 1987, Tonga commenced an initial public offering of its securities, raising net proceeds of $146,250, through the offer and sale of units comprised of one share of common stock and one common stock purchase warrant at the price of $.01 per unit. Mr. Kavanagh resigned as an Officer and Director of Tonga in January 1988, prior to Tonga having entered into a merger or acquisition agreement with any business. During the course of Mr. Kavanagh's tenure with the company, Tonga completed its initial public offering of securities and had begun the search for a merger or acquisition candidate. As an Officer and Director of the Company. Mr. Kavanagh had the opportunity to purchase 1,000,000 shares of Tonga's common stock for $100.00. Upon his resignation from Tonga, Mr. Kavanagh re-contributed the 1,000,000 shares to the Company's treasury. From September 1987 to January 1988, Mr. Kavanagh served as an Officer and Director of Hydropower Development Systems, Inc., a publicly-owned company located in Englewood, Colorado. During Mr. Kavanagh's tenure, Hydropower had no material assets or operations. From September 1987 to January 1988, Mr. Kavanagh served as an Officer and Director of Continental Power Systems, Inc. of Englewood, Colorado. This publicly-traded company planned to design, construct and operate plants which would convert waste tires to energy. From September 1987 to January 1988, Mr. Kavanagh served as an Officer and Director of publicly-traded, McGregor Capital Corporation McGregor Capital had previously completed its initial public offering, having raised a net proceeds of approximately $135,000 at a price of $.01 per unit. During the course of Mr. Kavanagh's four month tenure, McGregor was actively seeing a merger or acquisition candidate. However, Mr. Kavanagh resigned as an Officer and Director of the Corporation prior to McGregor having entered into any merger or acquisition agreement with any candidate. Mr. Kavanagh received 1,250,000 shares of McGregor's common stock for services he rendered to McGregor during this time as an Officer and Director. In January 1988, Mr. Kavanagh became an Officer and Director of Huntington Capital Corporation of Englewood, Colorado. The corporation was originally formed as Lakeshore Capital on July 6, 1988, but changed its name to Huntington Capital Corporation, November 1, 1988. Its purpose was to create a vehicle to obtain capital to take advantage of business opportunities which may have potential profit. Mr. Kavanagh purchased 5,500,000 founding shares for $1,100 which he still owns. There were no public funds raised and the corporation remained inactive until recently. Mr. Kavanagh submitted his resignation as an Officer and Director on April 26, 1996, and has no current management involvement. The corporation is now being reactivated and re-registered by another group of participants. From August 1994 to September 1996, Mr. Kavanagh was an Officer and Director of Ogden, McDonald and Company. The company was sold in September 1996 to American Petromoly, Inc. This Houston company is a manufacturer of oil derivative products. Mr. Kavanagh resigned as an Officer and Director upon the sale of the corporation. In August 1996, Mr. Kavanagh was elected and currently serves as an Officer and Director of publicly-traded USAsurance, Group, Inc. - a speciality finance company located in Englewood, Colorado.

         Anthony Griffin. Mr. Griffin has been the Company's Secretary and a Director since January 13, 1995. Mr. Griffin has been the Company's Secretary and a Director since January 13, 1995. Mr. Griffin attended the University of Colorado, Boulder full time through the Spring of 1992. He now holds a Bachelor of Arts degree from that institution. From 1992 Mr. Griffin served as a manager and employee benefits consultant with Scoure Financial Services, Inc. From 1994 through 1996, Mr. Griffin served in the same capacity with Benefits Inc. in Denver, Colorado. Since that time, Mr. Griffin has served as the Managing partner with Asset Partners, LLC, an employee benefit consulting firm.

         Gary M. Griffin. Mr. Griffin has been a Director of the Company since January 13, 1995. Since April 1988, Mr. Griffin has served as the President of Consultant Group, Inc., Englewood, Colorado, a corporation solely-owned by him, which provides financial public relations services and advice on corporate restructuring to private and public corporations operating in the United States, the United Kingdom and France. From January 1992 to November 1994, Mr. Griffin was the President of Beneficial Capital Financial Services, Inc., a financial consulting firm. He served as the Treasurer and Chairman of the Board of Directors of Resource Finance Group, Ltd. ("RFG"), a small public (non-blind pool) Colorado corporation engaged in the business of providing operators of metal mines in selected developing countries with mining and processing equipment and training in exchange for a revenue interest in the mines, from August 1991 until RFG merged, in April 1993, with Onyx Systems, Ltd. He received a Bachelor of Business Administration from the University of Texas in 1964 and a Master's degree in business administration from North Texas State University in 1965.

Indemnification of Officers and Directors

         As permitted by Colorado law, the Company's Articles of Incorporation provide that the Company will indemnify its Directors and Officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company Directors or Officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to Directors, Officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion of Liability

         Pursuant  to the  Colorado  Business  Corporation  Act,  the  Company's
Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of Section 7-106-401 of the Colorado Business Corporation Act, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Other Public Shell Activities

         Clearview Capital Corporation. From October 1986 to December 1987, Mr. Kavanagh was an Officer and Director of Clearview Capital Corporation (SEC File #33-12288), a public "blank check" company located in Englewood, Colorado. In June, 1987 Clearview commenced an initial public offering of its securities, raising a net proceeds of $171,116 - through the offering and sale of 20,000,000 units comprised of one share of common stock, one Class A warrant and one Class B warrant at a price of $.01 per unit. In December 1987, Clearview Capital Corporation merged with a Houston, Texas based, Mexican Restaurant company and changed its name to Arriba Fajita Holdings Inc. As a part of the merger, Clearview issued 205,991,000 shares of common stock (75%) to the former shareholders of the target company in return for 100% of the target company's outstanding stock, Mr. Kavanagh continued on as a member of the Advisory Board of Arriba Fajita Holdings, Inc., for one month, after the completion of the merger. Mr. Kavanagh received no compensation for his services to Clearview Capital. However, he had the opportunity to purchase 9,000,000 shares of Clearview Capital Corporation for $2,700. The shares are not trading and are believed to have no value.

         Hydropower Development Systems, Inc. From February 1987 to January 1988, Mr. Kavanagh served as an Officer and Director of Hydropower Development Systems, Inc., a publicly owned company located in Englewood, Colorado (SEC File #2-9555097-D). Hydropower Development Systems, was originally incorporated in August 1983, under the name Hydro Ventures. It was organized to acquire, develop and operate small scale hydroelectric projects and provide consulting services to the renewable energy industry. In September 1986, the company ceased active operation. During Mr. Kavanagh's tenure, Hydropower had no material assets or operations. For his services, Mr. Kavanagh received 50,000 shares of corporate stock. The estimated value of the shares at the time was $500.00. In June 1988, Hydropower Development Systems, Inc. was merged with American Capital Group, Ltd., which a resulting 10-1 reverse split. Mr. Kavanagh received 5,000 shares of American Capital Group Ltd. in exchange for his 50,000 shares of Hydropower Development. The shares are not trading and are believed to have no value.

         Medical Ancillary Services, Inc. From approximately, March 1987 to December 1987, Mr. Kavanagh served as a Vice President of Medical Ancillary Services, Inc. ("MAS") (SEC File #33-3682). This Los Angeles company provided "one call" medical services to nursing and convalescent homes in the Los Angeles, California area. MAS was the resultant company from a reorganization with Belleview Capital Corporation, originally a blank check company, located in Englewood, Colorado. The original purpose of Belleview Capital was to identify and evaluate prospective merger entities. Mr. Kavanagh was neither an Officer or Director of Belleview Capital Corporation. In August 1986, Belleview Capital Corporation, conducted a public offering of units consisting of shares of common stock and warrants at a price of $.01 per Unit. The sales were completed with the sale of 15,000,000 units and an aggregate sum of $150,000. On February 1997, Belleview entered into an agreement to change its name to Medical Ancillary Services, Inc. and have a complete new management team. Mr. Kavanagh was invited to become an Interim Officer during the transition period. He did not receive any direct compensation from Medical Ancillary during this time. For his assistance as an Advisor and Consultant to Belleview Capital Corporation, Mr. Kavanagh was awarded approximately 500,000 shares of Medical Ancillary Services. He subsequently sold them for approximately $25,000.

         In addition, Mr. Kavanagh was an Officer of Pharmaceutical Support Services, Inc. ("PSSI"), a private corporation and a subsidiary of MAS, from March 1988 to March 1990. He received no salary or other compensation in this capacity.

         Tonga Capital Corporation. From May 1987 to January 1988, Mr. Kavanagh served as an Officer and Director of Tonga Capital Corporation (SEC File #0-23726), a public "blank check" company located in Englewood, Colorado. In October 1987, Tonga commenced an initial public offering of its securities, raising net proceeds of $146,250, though the offer and sale of units comprised of one share of common stock and one common stock purchase warrant at the price of $.01 per unit. Mr. Kavanagh resigned as an Officer and Director of Tonga in January, 1988, prior to Tonga having entered into a merger or acquisition agreement with any business. During the course of Mr. Kavanagh's tenure with the company, Tonga completed its initial public offering of securities and had begun the search for a merger or acquisition candidate. As an Officer and Director of the company, Mr. Kavanagh had the opportunity to purchase 1,000,000 shares of Tonga's common stock for $100.00. Upon his resignation from Tonga, Mr. Kavanagh re-contributed the 1,000,000 shares to the Company's treasury. He received no compensation for the recontribution to these shares. Mr. Kavanagh is unaware of the present status of Tonga or if, in fact, it ever consummated a merger or acquisition.

         Continental Power Systems, Inc. From September 1987 to January 1988, Mr. Kavanagh served as an Officer and Director of Continental Power Systems, Inc. of Englewood, Colorado (SEC File #2-86793-D). The publicly traded company was earlier incorporated for the purpose of planning, design, construction and operation of plants that would convert waste tires to energy. For his services, Mr. Kavanagh received 200,000 shares of Corporate Stock. In January 1988, Mr. Kavanagh sold 100,000 shares for $5,185. Mr. Kavanagh retains 100,000 shares which are not trading and are believed to have no value.

         McGregor Capital Corporation. From September 1987 to January 1988, Mr. Kavanagh served as an Officer and Director of publicly traded, McGregor Capital Corporation. McGregor Capital had previously completed its initial public offering, having raised a net proceeds of approximately $135,000, at a price of $.01 per unit. During the course of Mr. Kavanagh's four month tenure as an Officer and Director, McGregor was actively seeking a merger or acquisition candidate. However, Mr. Kavanagh resigned as an Officer and Director of the corporation prior to McGregor having entered into any merger or acquisition agreement with any candidate. Mr. Kavanagh received 1,250,000 shares of McGregor's common stock, valued at approximately $1,250, for services he rendered to McGregor during this time as an Officer and Director. These shares are not trading and are believed to have no value.

         USAsurance Group. From August 1996 to the present time, Mr. Kavanagh has service as an Officer and Director of USAsurance Group, Inc. ("UASG") of Englewood, Colorado (SEC File #0-26920). This speciality finance company currently has a Letter of Intent to acquire 100% of the outstanding shares of 2xtreme Performance International LLC of Dallas, Texas, in exchange for approximately 85% of UASG stock. Upon the completion of the reorganization, current members of the UASG Board, including Mr. Kavanagh, will resign. The new Board of Directors will assume management duties and change the name of UASG to Direct Net Technologies. For his services and responsibilities with USAsurance, Mr. Kavanagh has received 5,000 shares of UASG corporate stock. His shares may have value if a trading market is sustained following the imminent merger.

         Huntington Capital Corporation. In January 1989, Mr. Kavanagh became an Officer and Director of Huntington Capital Corporation of Englewood, Colorado (SEC File #33-26307). The corporation was originally formed as Lakeshore Capital in July 6, 1988, but changed its name to Huntington Capital Corporation, November 1, 1988. Its purpose was to create a vehicle to obtain capital to take advantage of business opportunities which may have potential profit. Mr. Kavanagh purchased 5,500,000 founding shares for $1,100, which he still owns. There were no public funds raised and the Corporation remained inactive until recently. Mr. Kavanagh submitted his resignation as an Officer and Director April 26, 1996, and has no current management involvement. It is believed this corporation is now being reactivated and re- registered by another group of participants, however, no person associated with the Company is involved in this process.

         Ogden McDonald & Company. From August 1994 to September 1996, Mr. Kavanagh was an Officer and Director of Ogden, McDonald and Company (SEC File #0-24682). The company's Form 10KSB was declared effective in July 1995 for the purpose of seeking a merger or acquisition. No public monies were raised by this company. The company was merged in September 1996 to American Petromoly, Inc. This Houston company is a manufacturer of oil derivative products. Mr. Kavanagh resigned as an Officer and Director upon the merger effective date. For his services in connection with the merger, he received approximately 25,000 shares, which he subsequently sold for $6,000.

         Mr. Gary Griffin was President of Beneficial Capital Financial Services, Inc. ("Beneficial") (SEC File #0-23726) from January 1992 to November 1994. The company filed a registration statement on Form 10KSB and it was declared effective on June 18, 1994. No monies were raised in connection with the filing of the registration statement. On November 3, 1994, Beneficial merged with Golden Eagle International, Inc. In connection with the merger with Beneficial, Mr. Griffin's wife sold her stock for approximately $30,000. Mr. Griffin resigned as an Officer and Director of that corporation upon the close of the merger and received no compensation in connection with the merger.

         No other Officer and/or Director of the Company has any prior involvement with public shell companies or experience in identifying emerging companies for investment and/or business combinations.

Conflicts of Interest

         The Officers and Directors of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 10 hours per month. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

         The Company's Officers and Directors may elect, in the future, to form one or more additional shell companies with a business plan similar or identical to that of the Company. Any such additional shell companies would also be in direct competition with the Company for available business opportunities. To avoid a conflict in this regard, the Company's Officers and Directors will not submit a business opportunity to any other shell company of which they are associated until it has first been reviewed by the Company's Board of Directors and accepted or rejected.

         The Company's Officers and Directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company's Officers and Directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's Officers and Directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than their own personal pecuniary benefit.

Item 10. EXECUTIVE COMPENSATION.


                                  Annual Compensation                             Long Term Compensation
                       ------------------------------------------  ---------------------------------------------
 Name and                                                          Restricted
 Principal                                            Other Annual    Stock   Options/     LTIP       All Other
 Position              Year      Salary   Bonuses($)  Compensation   Awards     SARS    Payouts($)  Compensation
 --------              ----      ------   ----------  ------------   ------     ----    ----------  ------------
Matthew J. Kavanagh    1997      $   0        -0-         $ -0-        -0-      -0-        -0-          $675(1)
President,             1996        N/A        -0-         $ -0-        -0-      -0-        -0-            -0-
Treasurer & Director   1995        N/A        -0-         $ -0-        -0-      -0-        -0-            -0-


(1) Mr. Kavanagh received 225,000 shares of the Company's Common Stock valued at $675 for services rendered the Company in 1995.

         The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of Directors, Officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive Officers, Directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive Officers and Directors as a group.

                                          Number of
                                        Shares Owned             Percent of
Name and Address                        Beneficially             Class Owned
----------------------                 --------------            -----------
Mathew J. Kavanagh III                       255,000                   51%
3140 South Peoria
Suite K230
Aurora, CO 80014

Anthony M. Griffin                             1,000                     *
7345 E. Peakview Avenue
Englewood, CO 80111

Gary M. Griffin                               50,000  (1)                *
7345 E. Peakview Avenue
Englewood, CO 80111

Terry Whiteside                               50,000                   10%
7345 E. Peakview Avenue
Englewood, CO 80111

Marshal Griffin                               50,000                   10%
Muntaner 72
Barcelona, Spain

Duane Peterson                                25,000                    5%
44-100 Monterey, #206
Palm Desert, CA 92260

Alex Herman                                   25,000                    5%
Hong Kong

Equitus Corp.                                 90,000  (2)              18%
0832-1020 World Trade Center
Panama, Republic de Panama

All Directors and Executive                  306,000                   61%
Officers as a group (3 persons)
-------------------
* Less than 1%

(1) Mr. Griffin may be deemed to be the beneficial owner of 50,000 shares of the Company's Common Stock by virtue of his wife's ownership of said shares, however, Mr. Griffin disclaims any beneficial ownership with respect to these shares.
(2) Mr. Jose Severino is the sole equity owner of Equitus Corp. Mr. Severino's activities are not material to the Company's operations and he is not in a position to influence or control the Company's operations.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Prior to the date of this Registration Statement, the Company issued to Matthew J. Kavanagh, Anthony Griffin and Gary Griffin, Officers and Directors of the Company, and to Terry Whiteside, Marshal Griffin, Duane Peterson, Alex Herman, Equitus Corp., Rachel Ellis, Mark Hogan, Michael Ferm and Keith Johnson, the founding shareholders, a total of 500,000 shares of Common Stock for a total of $1,500 in services valued at $1,500. Services included advise as to corporate structure. Certificates evidencing the Common Stock issued by the Company to these persons have all been stamped with a restrictive legend, and are subject to stop transfer orders by the Company. In addition, these shares have been placed in escrow with the Company only to be released upon the successful completion of a merger or business combination as described herein.

         No Officer, Director, promoter, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

         The Company will adopt a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

         Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its Officers and Directors for services related to seeking business opportunities and completing a merger or acquisition transaction.

         The Company maintains a mailing address at the office of its President, but otherwise does not maintain an office. As a result, it pays no rent and incurs no expenses for maintenance of an office and does not anticipate paying rent or incurring office expenses in the future. It is likely that the Company will establish and maintain an office after completion of a business combination.

         Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified Officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

                                     PART IV

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)The following Financial Statements are filed as part of this Report:

    Independent Auditors' Report.............................................F-1

    Balance Sheets, September 30, 1998 and September 30, 1997................F-2

    Statements of Operations, Years ended September 30, 1998 and
    September 30, 1998.......................................................F-3

    Statements of Cash Flow, Years ended September 30, 1998 and
    September 30, 1997.......................................................F-4

    Statements of Shareholder Equity, Years ended September 30, 1998 and
    September 30, 1997.......................................................F-5

    Notes to Financial Statements............................................F-6

(a) (2) All schedules have been omitted because the required information is inapplicable or is shown in the notes to the financial statements.

(a) (3)  Exhibits:

    27.1    Financial Data Schedule

(b) Reports on Form 8-K:

    During the last quarter of the period covered by this report, the Company did not file an 8-K.

                       INTERNATIONAL CAPITAL FUNDING, INC.


                          Audited Financial Statements

             For the Fiscal Years Ended September 30, 1998 and 1997
                    and the Period June 10, 1991 (Inception)
                           through September 30, 1998

                       International Capital Funding, Inc.


                                TABLE OF CONTENTS


                                                                        Page

Independent Auditors' Report                                              1

Financial Statements

         Balance Sheet                                                    2

         Statement of Operations                                          3

         Statement of Cash Flow                                           4

         Statement of Shareholders' Equity                                5

         Notes to the Financial Statements                                6 to 7

                          Independent Auditors' Report

We have audited the accompanying balance sheet of International Capital Funding, Inc. (a Developmental Stage Company), as of September 30, 1998 and the related statements of income, shareholders' equity, and cash flows for the fiscal years ended September 30, 1998 and 1997 and period June 10, 1991 (Inception) through September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Capital Funding, Inc. at September 30, 1998 and the results of its operations and its cash flows for the fiscal years ended September 30, 1998 and 1997 and the period June 10, 1991 (Inception) through September 30, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company is in the development stage and has no operations as of September 30, 1998. The deficiency in working capital as of September 30, 1998 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
January 5, 1999

International Capital Funding, Inc.
(A Development Stage Company)
Balance Sheet


                                                            September 30, 1998
                                                            ------------------
ASSETS

Current Assets                                                   $    0
                                                                 ------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES  - Accounts Payable                                  $2,249
                                                                 ------

SHAREHOLDERS' EQUITY

Preferred Stock, $.01 Par Value
 Authorized 100,000,000 shares; Issued And
Outstanding At  September 30, 1998
 -0- Shares

Common Stock, $.0001 Par Value
 Authorized 500,000,000 shares; Issued And
Outstanding At  September 30, 1998
 500,000 Shares                                                      50

Capital Paid In Excess Of Par Value                               7,723


Deficit Accumulated During The Development Stage                (10,022)
                                                                 ------
TOTAL SHAREHOLDERS' EQUITY                                       (2,249)
                                                                 ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $     0
                                                                 ======














   The Accompanying Notes Are An Integral Part Of These Financial Statements.

International Capital Funding, Inc.
(A Development Stage Company)
Statement Of Operations

                                                                June 10,
                                                                  1991
                                                               (Inception)
                                    Year Ended    Year Ended     Through
                                    September     September     September
                                    30, 1998      30, 1997      30, 1998
                                   ------------   -----------   ----------
Revenue                              $     0      $     0        $     0
                                     -------      -------        -------
Expenses:

Consulting                                 0            0          1,500
Office                                 2,679            0          2,679
Legal and Accounting                   5,843            0          5,843
                                     -------      -------        -------
Total Expenses                         8,522            0         10,022
                                     -------      -------        -------
Net (Loss)                           ($8,522)           0        (10,022)
                                     =======      =======        =======
Net (Loss) Per Common Share           ($0.02)       $0.00         ($0.02)
                                     =======      =======        =======
Common Shares Outstanding            500,000      500,000        500,000
                                     =======      =======        =======




















   The Accompanying Notes Are An Integral Part Of These Financial Statements.

International Capital Funding, Inc.
(A Development Stage Company)
Statement Of Cash Flow

                                                                  June 10,
                                                                    1991
                                                                (Inception)
                                       Year Ended   Year Ended    Through
                                       September     September   September
                                        30, 199       30, 1997    30, 1998
                                      -----------   ----------   ----------
Net (Loss)                             ($8,522)          $0      ($10,022)
                                       -------           --      --------
Plus Items Not Affecting Cash Flow:          0            0             0

Services Rendered For Stock                  0            0         1,500
Expenses Paid by Shareholder on Beha     6,273            0         6,273
                                       -------           --      --------
Increase in Accounts Payable             2,249            0         2,249
                                       -------           --      --------
Net Cash Flows From Operations               0            0             0
                                       -------           --      --------
Cash Flows From Investing Activities:

Net Cash Flows From Investing:               0            0             0
                                       -------           --      --------
Cash Flows From Financing Activities:

                                             0            0             0
                                       -------           --      --------
Net Cash Flows From Financing:               0            0             0
                                       -------           --      --------

Net Increase (Decrease) In Cash              0            0             0
Cash At Beginning Of Period                  0            0             0
                                       -------           --      --------
Cash At End Of Period                  $     0           $0      $      0
                                       =======           ==      ========


Summary Of Non-Cash Investing And
 Financing Activities:

Common Stock Issued For services       $     0           $0      $  1,500
                                       =======           ==      ========
Expenses Paid by Shareholder on Beha   $ 6,273           $0      $  6,273
                                       =======           ==      ========








   The Accompanying Notes Are An Integral Part Of These Financial Statements.

International Capital Funding, Inc.
(A Development Stage Company)
Statement Of Shareholders' Equity

                                                                                                    Net (Loss)
                                                                                                   Accumulated
                                       Number Of    Number Of           Capital Paid                During The
                                        Shares        Shares    Common    In Excess    Preferred   Development
                                        Common      Preferred   Stock     Par Value      Stock        Stage       Total
                                        -------     ---------   ------  ------------   ---------   -----------    -----
Balance At June 10, 1991                      0          0       $0          $0            $0            $0          $0

January 13,  1995 issued
 500,000  Shares Of $.0001 Par
 Value Common  Stock for services
 valued at $1,500 or $.003 per share    500,000          0       50       1,450             0                     1,500

Net (Loss)                                                                                           (1,500)     (1,500)
                                        -------         --      ---      ------            --       -------     -------
Balance At September 30, 1995,
 1996 And 1997                          500,000          0      $50      $1,450            $0       ($1,500)         $0
                                        =======         ==      ===      ======            ==       =======     =======
Expenses Paid by Shareholder                                              6,273                                   6,273

Net (Loss)                                                                                           (8,522)     (8,522)
                                        -------         --      ---      ------            --       -------     -------
Balance At September 30, 1998           500,000          0      $50      $7,723            $0      ($10,022)    ($2,249)
                                        =======         ==      ===      ======            ==       =======     =======














    The Accompanying Notes Are An Integral Part Of These Financial Statements

International Capital Funding, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Fiscal Years Ended September 30, 1998 and 1997


Note 1 - Organization and Summary of Significant Accounting Policies

Organization:

On May 10, 1993, International Capital Funding, Inc. (the Company) was incorporated under the laws of Colorado to engage in any lawful business allowed by the sate of Colorado.

Development Stage:

The company entered the Development stage in accordance with SFAS No. 7 on January 13, 1995. Its purpose is to evaluate, structure and complete a merger with, or acquisition a privately owned corporation.

Statement of Cash Flows:

For the purpose of the statement of cash flows, the company considers demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest in fiscal year ended September 30, 1998 and 1997 was $-0-. Cash paid for income taxes in fiscal year ended September 30, 1998 and 1997 was $-0-.

Net (Loss) per Common Share:

Net (Loss) per common share is computed by dividing the net loss for the period by the number of shares outstanding at September 30, 1998 and 1997.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

International Capital Funding, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Fiscal Years Ended September 30, 1998 and 1997


Note 2 - Capital Stock and Capital in Excess of Par Value

The Company initially authorized 500,000,000 shares of $.0001 par value common stock and 100,000,000 shares of $.01 par value preferred stock. On January 13, 1995, the company issued 500,000 shares of common stock valued at $1,500 for services and cash advances paid on behalf of the Company.


Note 3 - Related Party Events

The Company maintains a mailing address at a shareholders place of business. This address is located at 3140 S Peoria Street - K230, Aurora, Colorado 80014. At this time the Company has no need for an office other than to maintain a mailing address. Management has incurred a minimal amount of time and expense on behalf of the Company.


Note 4 - Income Taxes

At September 30, 1998, the company had net operating loss carryforwards available for financial statement and Federal income tax purposes of approximately $10,022 which, if not used, will begin to expire in the year 2009.

The Company follows Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS #109), which requires, among other things, an asset and liability approach to calculating deferred income taxes. As of September 30, 1998, the Company has a deferred tax asset of $1,704 primarily for its net operating loss carryforward which has been fully reserved through a valuation allowance. The change in the valuation allowance for September 30, 1998 is $1,404.

Note 5 - Basis of Presentation

In the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. The Company's management plans on advancing funds on an as needed basis and in the longer term, revenues from the operations of a merger candidate, if found. The Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations through a merger candidate.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         INTERNATIONAL CAPITAL FUNDING, INC.


                            By: /s/ MATTHEW J. KAVANAGH
                                 Matthew J. Kavanagh III, President, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)
Date: February 1, 1999



                            By: /s/ ANTHONY GRIFFIN
                                 Anthony Griffin, Secretary
Date: February 1, 1999