Form 10QSB
period 1998-12-31
INTERNATIONAL CAPITAL FUNDING INC
filed 1999-02-18
CIK 1048501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10QSB



[X]      Quarterly Report Pursuant to Section 13 OR 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended   December 31, 1998

                                       or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from N/A  to N/A
                                        ---     ---
                           Commission File No. 0-23391

                       INTERNATIONAL CAPITAL FUNDING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Colorado                                     84-1434313
------------------------------           ---------------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization

              3140 So. Peoria Street, Suite K230, Aurora, CO 80014
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


        Registrant's telephone number, including area code (303) 755-9832

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

The number of shares outstanding of the issuer's classes of common shares, as of the latest practicable date:

                Class                           Outstanding at December 31, 1998
        Common Stock, $.0001                             500,000 shares
              par value                                  --------------
                                                    Outstanding Securities

                       INTERNATIONAL CAPITAL FUNDING, INC.

                                   FORM 10-QSB

                                December 31, 1998

                                TABLE OF CONTENTS


                                                                        Page No.

Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Financial Statements

          Condensed Balance Sheets as of December 31, 1998..................3

          Condensed Statements of Operations for the three Months
          Ended December 31, 1998...........................................4

          Condensed Statements of Cash Flows for the Six Months
          Ended December 31, 1998...........................................5

          Notes to financial Statements.....................................6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................7

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................9

Item 2.   Changes in Securities.............................................9

Item 3.   Defaults Upon Senior Securities...................................9

Item 4.   Submission of Matters to a Vote of Security-Holders...............9

Item 5.   Other Information.................................................9

Item 6.   Exhibits and Reports on Form 8-K..................................9

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATIONS

Forward-Looking Statements May Not Prove Accurate

         When used in this Form 10-QSB, the words "anticipate," "estimate," "expect," "project," and similar expressions are intended to identify uncertainties and assumptions including the possibility that the Company's Internet backbone will fail to generate projected revenues or the Company will be unable to satisfy certain settlement agreements. Should one or more of these risks of uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Liquidity and Capital Resources

         The Company is in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of services valued in the amount of $1,500. The Company's balance sheet as of December 31, 1998 reflects no assets and no liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals or affiliates of the Company.

         The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

Results of Operations

         During the period from June 1991 (inception) through December 31, 1998, the Company has engaged in no significant operations other than organizational activities and the preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues have been received by the Company during this period.

         The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

         The Company believes that its existing capital will not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially, however, there currently exists no plan or understanding by which the Company will raise capital, either debt or equity, over the next twelve (12) months.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

         The Company might seek to compensate providers of services by issuance of stock in lieu of cash.

Impact of the Year 2000 Issue

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date- sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on a recent assessment, the Company, in its present status, determined that it will not be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999.

                                     PART II


Item No. 1 - Legal Proceedings

                  Not Applicable.

Item No. 2 - Changes in Securities

                  Not Applicable.

Item No. 3 - Defaults upon Senior Securities

                  Not Applicable.

Item No. 4 - Submission of Matter to a Vote of Securities Holders

                  Not Applicable

Item No. 5 - Other Information

                  Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-k

                  (a) No reports on Form 8-K were filed during the three months ended December 31, 1998.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERNATIONAL CAPITAL FUNDING, INC.


By: /s/ MATTHEW J. KAVANAUGH
    ------------------------
    Matthew J. Kavanuagh
    President


Date: February 12, 1999

International Capital Funding, Inc.
(A Development Stage Company)
Balance Sheet

                                                    Unaudited    Audited
                                                    December     September
                                                    31, 1998     30, 1998
ASSETS                                              ---------    ---------

Current Assets:

Total Current Assets                                     $0          $0

TOTAL ASSETS                                             $0          $0

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - Accounts Payable                          800       2,249

SHAREHOLDERS' EQUITY:

Preferred Stock, Par Value $.01 Per Share;
 Authorized  100,000,000  Shares;
 Issued  and outstanding -0-
Common Stock, $.0001 Par Value;
 Authorized 500,000,000 Shares; Issued
 and outstanding 500,000 shares.                         50          50

Additional Paid-In Capital                            9,172       7,723

Deficit Accumulated During The Development Stage    (10,022)    (10,022)

TOTAL SHAREHOLDERS' EQUITY                             (800)     (2,249)
                                                    -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $0          $0
                                                    =======     =======

         See Accompanying Notes To These Unaudited Financial Statements.

International Capital Funding, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations

                                                                            June 10,
                                                                              1991
                                                   3 Months     3 Months  (Inception)
                                                    Ended        Ended      Through
                                                   December     December   December
                                                   31, 1998     31, 1997   31, 1997
                                                   --------     --------  ----------
Revenue:                                                 $0          $0         $0


Consulting                                                0           0      1,500
Office                                                    0         525      2,679
Legal & Accounting                                        0       3,843      5,843
                                                    -------     -------    -------
Total Expenses                                            0       4,368     10,022

Net (Loss)                                                0      (4,368)   (10,022)
                                                    =======     =======    =======
Basic (Loss) Per Common Share                         $0.00      ($0.01)    ($0.02)
                                                    =======     =======    =======
Weighted Average Common Shares Outstanding          500,000     500,000    500,000
                                                    =======     =======    =======

         See Accompanying Notes To These Unaudited Financial Statements.

International Capital Funding, Inc.
(A Development Stage Company)
Unaudited Statement Of Cash Flow


                                                                June 10,
                                                                  1991
                                       3 Months    3 Months   (Inception)
                                        Ended       Ended       Through
                                       December    December     December
                                       31, 1998    31, 1997     31, 1998
Cash Flows From Operating Activities:  --------    --------    ----------

Net (Loss)                                   $0     ($4,368)   ($10,022)

Stock Issued For Services                     0           0       1,500
Expenses Paid By Shareholder On Behalf
 of Company                               1,449       1,500       7,722

Increase (Decrease) In Accounts Payable  (1,449)      2,868         800
                                         ------     -------     -------
Net Cash Flows From Operations                0           0           0

Cash Flows From Investing Activities:


Net Cash Flows Provided By Investing          0           0           0
                                         ------     -------     -------

Cash Flows From Financing Activities:


Net Cash Flows Provided By Financing          0           0           0
                                         ------     -------     -------

Net Increase (Decrease) In Cash               0           0           0
Cash At Beginning Of Period                   0           0           0
                                         ------     -------     -------
Cash At End Of Period                        $0          $0          $0
                                         ======     =======     =======

Supplementary Disclosure Of Cash Flow Information:

Noncash Financing Activities: - Stoc         $0          $0      $1,500
                                         ======     =======     =======
Expenses Paid by Shareholder on Behalf
 of Company                              $1,149      $1,500      $7,722
                                         ======     =======     =======







         See Accompanying Notes To These Unaudited Financial Statements.

International Capital Funding, Inc.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity

                                                                                                 Net (Loss)
                                                                                                Accumulated
                                     Number Of   Number Of              Capital Paid             During The
                                       Shares      Shares      Common   In Excess Of  Preferred  Development
                                       Common    Preferred     Stock     Par Value      Stock      Stage      Total
                                     ----------  ----------    -------- ------------  ---------  -----------  -----
Balance At June 10, 1991                      0           0          $0         $0          $0          $0       $0

January 13, 1995 issued
 500,000 Shares Of $.0001 Par Value
 Common Stock for services valued at
 $1,500 or $.003 per share              500,000           0          50      1,450           0                1,500

Net (Loss)                                                                                          (1,500)  (1,500)
                                        -------   ---------    --------     ------     -------    --------   ------
Balance At September 30, 1995, 1996
 And 1997                               500,000           0         $50     $1,450          $0     ($1,500)      $0
                                        =======   =========    ========     ======     =======    ========   ======
Expenses Paid by Shareholder                                                 6,273                            6,273

Net (Loss)                                                                                          (8,522)  (8,522)
                                        -------   ---------    --------     ------     -------    --------   ------
Balance At September 30, 1998           500,000           0          50      7,723           0     (10,022)  (2,249)

Expenses Paid by Shareholder                                                 1,449                            1,449

Net (Loss)                                                                                               0        0
                                        -------   ---------    --------     ------     -------    --------   ------
Unaudited Balance At December 31, 19    500,000           0         $50     $9,172          $0    ($10,022)   ($800)
                                        =======   =========    ========     ======     =======    ========   ======







         See Accompanying Notes To These Unaudited Financial Statements.

International Capital Funding, Inc.
Notes To Unaudited Financial Statements
For The Three Month Period Ended December 31, 1998

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and interim period ended December 31, 1998 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the three month period ended December 31, 1998 are not necessarily indicative of the results expected for the fiscal year ended September 30, 1999.