Form 10QSB
period 1999-03-31
INTERNATIONAL CAPITAL FUNDING INC
filed 1999-05-25
CIK 1048501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10QSB



[X]      Quarterly Report Pursuant to Section 13 OR 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended   March 31, 1999

                                       or

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
                                                    Outstanding Securities

                       INTERNATIONAL CAPITAL FUNDING, INC.

                                   FORM 10-QSB

                                December 31, 1998

                                TABLE OF CONTENTS


                                                                        Page No.

Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Financial Statements

          Condensed Balance Sheets as of March 31, 1999.....................3

          Condensed Statements of Operations for the three Months
          Ended March 31, 1999..............................................4

          Condensed Statements of Cash Flows for the Six Months
          Ended March 31, 1999..............................................5

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

Liquidity and Capital Resources

         The Company is in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of services valued in the amount of $1,500. The Company's balance sheet as of March 31, 1999 reflects no assets and no liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals or affiliates of the Company.

         The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

Results of Operations

         During the period from June 1991 (inception) through March 31, 1999, the Company has engaged in no significant operations other than organizational activities and the preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues have been received by the Company during this period.

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

                  Not Applicable

Item No. 5 - Other Information

                  Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-k

                  (a) No reports on Form 8-K were filed during the six months ended March 31, 1999.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERNATIONAL CAPITAL FUNDING, INC.


By: /s/ MATTHEW J. KAVANAUGH
    ------------------------
    Matthew J. Kavanuagh
    President


Date: May 119, 1999

International Capital Funding, Inc.
(A Development Stage Company)
Balance Sheet

                                                    Unaudited    Audited
                                                      March     September
                                                    31, 1999     30, 1998
ASSETS                                              ---------    ---------

Current Assets:

Total Current Assets                                     $0          $0

TOTAL ASSETS                                             $0          $0

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - Accounts Payable                        2,671       2,249

SHAREHOLDERS' EQUITY:

Preferred Stock, Par Value $.01 Per Share;
 Authorized  100,000,000  Shares;
 Issued  and outstanding -0-
Common Stock, $.0001 Par Value;
 Authorized 500,000,000 Shares; Issued
 and outstanding 500,000 shares.                         50          50

Additional Paid-In Capital                           10,022       7,723

Deficit Accumulated During The Development Stage    (12,743)    (10,022)

TOTAL SHAREHOLDERS' EQUITY                           (2,671)     (2,249)
                                                    -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $0          $0
                                                    =======     =======

         See Accompanying Notes To These Unaudited Financial Statements.

International Capital Funding, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations



                                                   3 Months     3 Months
                                                    Ended        Ended
                                                    March        March
                                                   31, 1999     31, 1998
                                                   --------     --------

Revenue:                                                 $0          $0


Office                                                  596         705
Legal & Accounting                                    2,125       1,250
                                                    -------     -------
Total Expenses                                        2,721       1,955
                                                    -------     -------
Net (Loss)                                          ($2,721)     (1,955)
                                                    =======     =======
Basic (Loss) Per Common Share                        ($0.01)     ($0.00)
                                                    =======     =======
Weighted Average Common Shares Outstanding          500,000     500,000
                                                    =======     =======

         See Accompanying Notes To These Unaudited Financial Statements.

International Capital Funding, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations

                                                                            June 10,
                                                                              1991
                                                   6 Months     6 Months  (Inception)
                                                    Ended        Ended      Through
                                                    March        March      March
                                                   31, 1999     31, 1998   31, 1999
                                                   --------     --------  ----------
Revenue:                                                 $0          $0        $0

Consulting                                                0           0     1,500
Office                                                  596       1,230     3,275
Legal & Accounting                                    2,125       5,093     7,968
                                                    -------     -------   -------
Total Expenses                                        2,721       6,323    12,743
                                                    -------     -------
Net (Loss)                                          ($2,721)     (6,323)  (12,743)
                                                    =======     =======   =======
Basic (Loss) Per Common Share                        ($0.01)     ($0.01)   ($0.03)
                                                    =======     =======   =======
Weighted Average Common Shares Outstanding          500,000     500,000   500,000
                                                    =======     =======   =======

         See Accompanying Notes To These Unaudited Financial Statements.

International Capital Funding, Inc.
(A Development Stage Company)
Unaudited Statement Of Cash Flow


                                                                June 10,
                                                                  1991
                                       6 Months    6 Months   (Inception)
                                        Ended       Ended       Through
                                        March       March        March
                                       31, 1999    31, 1998     31, 1997
Cash Flows From Operating Activities:  --------    --------    ----------

Net (Loss)                              $(2,721)    ($6,323)   ($12,743)

Stock Issued For Services                     0           0       1,500
Expenses Paid By Shareholder On Behalf
 of Company                               2,299       4,318       8,572

Increase (Decrease) In Accounts Payable     422       2,005       2,671
                                         ------     -------     -------
Net Cash Flows From Operations                0           0           0

Cash Flows From Investing Activities:


Net Cash Flows Provided By Investing          0           0           0
                                         ------     -------     -------

Cash Flows From Financing Activities:


Net Cash Flows Provided By Financing          0           0           0
                                         ------     -------     -------

Net Increase (Decrease) In Cash               0           0           0
Cash At Beginning Of Period                   0           0           0
                                         ------     -------     -------
Cash At End Of Period                        $0          $0          $0
                                         ======     =======     =======

Supplementary Disclosure Of Cash Flow Information:

Noncash Financing Activities: -
Stock Issued For                             $0          $0      $1,500
                                         ======     =======     =======
Expenses Paid by Shareholder on Behalf
 of Company                              $1,999      $1,500      $8,572
                                         ======     =======     =======







         See Accompanying Notes To These Unaudited Financial Statements.

International Capital Funding, Inc.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity

                                                                                                 Net (Loss)
                                                                                                Accumulated
                                     Number Of   Number Of              Capital Paid             During The
                                       Shares      Shares      Common   In Excess Of  Preferred  Development
                                       Common    Preferred     Stock     Par Value      Stock      Stage      Total
                                     ----------  ----------    -------- ------------  ---------  -----------  -----
Balance At June 10, 1991                      0           0          $0         $0          $0          $0       $0

January 13, 1995 issued
 500,000 Shares Of $.0001 Par Value
 Common Stock for services valued at
 $1,500 or $.003 per share              500,000           0          50      1,450           0                1,500

Net (Loss)                                                                                          (1,500)  (1,500)
                                        -------   ---------    --------     ------     -------    --------   ------
Balance At September 30, 1995, 1996
 And 1997                               500,000           0         $50     $1,450          $0     ($1,500)      $0
                                        =======   =========    ========     ======     =======    ========   ======
Expenses Paid by Shareholder                                                 6,273                            6,273

Net (Loss)                                                                                          (8,522)  (8,522)
                                        -------   ---------    --------     ------     -------    --------   ------
Balance At September 30, 1998           500,000           0          50      7,723           0     (10,022)  (2,249)

Expenses Paid by Shareholder                                                   850                              850

Net (Loss)                                                                                          (2,271)  (2,271)
                                        -------   ---------    --------     ------     -------    --------   ------
Unaudited Balance At March 31, 1999     500,000           0         $50     $8,573          $0    ($12,293) ($3,670)
                                        =======   =========    ========     ======     =======    ========   ======







         See Accompanying Notes To These Unaudited Financial Statements.

International Capital Funding, Inc.
Notes To Unaudited Financial Statements
For The Three Month Period Ended December 31, 1998

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month interim period ended March 31, 1999 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the six month period ended March 31, 1999 are not necessarily indicative of the results expected for the fiscal year ended September 30, 1999.

Note 2 - Financial Statements

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998 as filed with the Securities and Exchange Commission and the audited financial statements included therein.