Form 10QSB
period 1999-06-30
INTERNATIONAL CAPITAL FUNDING INC
filed 1999-08-20
CIK 1048501

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10QSB


       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

                                      or

       [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from N/A  to N/A

                          Commission File No. 0-23391

                      INTERNATIONAL CAPITAL FUNDING, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Colorado                                84-1434313
------------------------------               ---------------------
State or other jurisdiction of               (I.R.S. Employer
incorporation or organization                Identification Number)

               7345 East Peak View, Englewood, Colorado    80111
            ------------------------------------------------------
            (Address of Principal Executive Offices)     (Zip Code)


       Registrant's telephone number, including area code (303) 689-9601

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to such  filing requirements for the past 90 days.   [X] Yes   [ ] No

The number of shares outstanding of the issuer's classes of common shares, as of the latest practicable date:

               Class                    Outstanding at June 30, 1999
               -----                    ----------------------------

          Common Stock, $.0001               500,000 shares
               par value                  Outstanding Securities

                      INTERNATIONAL CAPITAL FUNDING, INC.

                                  FORM 10-QSB

                                 June 30, 1999

                               TABLE OF CONTENTS


                                                               Page No.
                                                               -------
Part I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Condensed Financial Statements

          Condensed Balance Sheets as of June 30, 1999            3

          Condensed Statements of Operations for the Three
          Months Ended June 30, 1999                              4

          Condensed Statements of Cash Flows for the Nine
          Months Ended June 30, 1999                              5

          Notes to financial Statements                           6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations      7

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                  9

     Item 2.   Changes in Securities                              9

     Item 3.   Defaults Upon Senior Securities                    9

     Item 4.   Submission of Matters to a Vote of
               Security-Holders                                   9

     Item 5.   Other Information                                  9

     Item 6.   Exhibits and Reports on Form 8-K                   9

                      INTERNATIONAL CAPITAL FUNDING, INC.
                         (A Development Stage Company)

                                 Balance Sheet

                                              Unaudited        Audited
                                               June 30,     September 30,
                                                 1999           1999
                                              -----------   ------------

     ASSETS

Current Assets:
Total Current Assets                          $        0    $         0
                                              -----------   ------------
  TOTAL ASSETS                                $        0    $         0
                                              ===========   ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - Accounts Payable                $    2,671    $     2,249
                                              -----------   ------------
SHAREHOLDERS' EQUITY:

Preferred Stock, Par Value $.01 Per Share;
  Authorized  100,000,000  Shares;
  Issued  and outstanding -0-

Common Stock, $.0001 Par Value;
  Authorized 500,000,000 Shares; Issued
  and outstanding 500,000 shares                      50             50

Additional Paid-In Capital                        11,494          7,723

Deficit Accumulated During The Development
 Stage                                           (14,215)       (10,022)
                                              -----------   ------------
TOTAL SHAREHOLDERS' EQUITY                        (2,671)        (2,249)
                                              -----------   ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $        0    $         0
                                              ===========   ============



        See Accompanying Notes To These Unaudited Financial Statements.

                      INTERNATIONAL CAPITAL FUNDING, INC.
                         (A Development Stage Company)

                       Unaudited Statement Of Operations

                                               3 Months       3 Months
                                                 Ended          Ended
                                               June 30,       June 30,
                                                 1999           1998
                                              -----------   ------------

Revenue:                                      $        0    $         0
                                              -----------   ------------
Office                                               144              0

Legal & Accounting                                 1,328              0
                                              -----------   ------------
Total Expenses                                     1,472              0
                                              -----------   ------------
Net (Loss)                                    $   (1,472)   $         0
                                              ===========   ============
Basic (Loss) Per Common Share                 $     0.00    $      0.00
                                              ===========   ============
Weighted Average Common Shares Outstanding       500,000        500,000
                                              ===========   ============












        See Accompanying Notes To These Unaudited Financial Statements

                      INTERNATIONAL CAPITAL FUNDING, INC.
                         (A Development Stage Company)

                       Unaudited Statement Of Operations


                                               9 Months       9 Months
                                                 Ended          Ended
                                               June 30,       June 30,
                                                 1999           1998
                                              -----------   ------------

Revenue:                                      $        0    $         0
                                              -----------   ------------
Consulting                                             0              0

Office                                               740          1,230

Legal & Accounting                                 3,453          5,093
                                              -----------   ------------

Total Expenses                                     4,193          6,323
                                              -----------   ------------
Net (Loss)                                    $   (4,193)   $    (6,323)
                                              ===========   ============
Basic (Loss) Per Common Share                     ($0.01)        ($0.01)
                                              ===========   ============
Weighted Average Common Shares Outstanding       500,000        500,000
                                              ===========   ============













        See Accompanying Notes To These Unaudited Financial Statements.

                      INTERNATIONAL CAPITAL FUNDING, INC.
                         (A Development Stage Company)

                       Unaudited Statement Of Cash Flow

                                               9 Months       9 Months
                                                 Ended          Ended
                                               June 30,       June 30,
                                                 1999           1998
                                              -----------   ------------

Cash Flows From Operating Activities:

  Net (Loss)                                  $   (4,193)   $    (6,323)
  Stock Issued For Services                            0              0
  Expenses Paid By Shareholder On Behalf
     of Company                                    3,771          4,318
  Increase (Decrease) In Accounts Payable            422          2,005
                                              -----------   ------------
     Net Cash Flows From Operations                    0              0
                                              -----------   ------------
Cash Flows From Investing Activities:

     Net Cash Flows Provided By Investing              0              0
                                              -----------   ------------
Cash Flows From Financing Activities:

     Net Cash Flows Provided By Financing              0              0
                                              -----------   ------------
Net Increase (Decrease) In Cash                        0              0

Cash At Beginning Of Period                            0              0
                                              -----------   ------------
Cash At End Of Period                         $        0    $         0
                                              ===========   ============
Supplementary Disclosure Of Cash Flow
  Information:

  Noncash Financing Activities:               $        0    $         0
                                              -----------   ------------
  Stock Issued For Expenses Paid
     by Shareholder on Behalf
     of Company                               $    3,471    $     6,323
                                              ===========   ============

        See Accompanying Notes To These Unaudited Financial Statements.

                      INTERNATIONAL CAPITAL FUNDING, INC.
                         (A Development Stage Company)

                  Unaudited Statement of Shareholders' Equity

                        Number of    Number of                Capital Paid
                         Shares       Shares        Common    in Excess of
                         Common      Preferred          Stock     Par Value
                      ------------  ----------- ------------  ------------


Balance At June 10,
  1991                           0           0             0             0

January 13, 1995 issued
  500,000 Shares of
  $.0001 Par Value
  Common Stock for
  services valued at
  $1,500 or $.003
  per share                500,000           0            50         1,450
                      ------------  ----------- ------------  ------------
Balance At September
  30, 1995, 1996
  And 1997                 500,000           0            50         1,450

Expenses Paid by
  Shareholder                    0           0             0         6,273
                      ------------  ----------- ------------  ------------
Balance At September
  30, 1998                  500,000          0            50         7,723

Expenses Paid by
  Shareholder                    0           0             0         3,771
                      ------------  ----------- ------------  ------------
Unaudited Balance at
  June 30, 1999            500,000           0  $         50  $     11,494
                      ============  =========== ============  ============






        See Accompanying Notes To These Unaudited Financial Statements.

                      INTERNATIONAL CAPITAL FUNDING, INC.

                    Notes To Unaudited Financial Statements
                For The Three Month Period Ended June 30, 1999

Note 1 - Unaudited Financial Information
----------------------------------------

     The unaudited financial information included for the three month and nine month interim period ended June 30, 1999 were taken from the books and records and without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the nine month period ended June 30, 1999 are not necessarily indicative of the results expected for the fiscal year ended September 30, 1999.

Note 2 - Financial Statements
-----------------------------

     Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Annual Report for the year ended September 30, 1998 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS

Forward-Looking Statements May Not Prove Accurate
-------------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

     The  Company is in the  development  stage and,  since  inception,  has
experienced  no significant   change  in  liquidity  or  capital  resources
or stockholder's  equity other than the receipt of services valued in the
amount of $1,500.   The Company's  balance sheet as of June 30, 1999  reflects no assets and liabilities of $2,671. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals or affiliates of the Company.

     The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

Results of Operations
---------------------

     During the period from June 1991 (inception) through June 30, 1999, the Company has engaged in no significant operations other than organizational activities and the preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues have been received by the Company during this period.

     The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing
-----------------------------

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

Acquisition of XML - Technologies, Inc.
--------------------------------------

     Subsequent to June 30, 1999, the Company entered into an agreement to acquire 100% of the outstanding common stock of XML - Technologies, Inc., a Nevada corporation ("XML"). As of the date of this Report, the acquisition of XML had not yet closed, although it is expected to be consummated in the near future.

     Prior to completing the acquisition of XML, the Company will effect a 1-for-10 forward split of its Common Stock, resulting in there being a total of 5,000,000 shares of Common Stock outstanding. In the acquisition, the Company plans to issue to the shareholders of XML, pro rata, a total of 12,500,000 shares of Common Stock. Also, concurrently with the closing, the Company plans to complete a private offering of Common Stock which is currently being held in abeyance in escrow. The private offering, when completed, will involve the sale of 2,350,000 shares of Common Stock at a price of $1.00 per share. In addition, investors in the offering will receive a warrant exercisable for 12 months to purchase additional Common Stock at escalating exercise prices.

Impact of the Year 2000 Issue
-----------------------------

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

     Not Applicable

ITEM NO. 5 - OTHER INFORMATION

     Not Applicable.

ITEM NO. 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) No reports on Form 8-K were filed during the nine months ended June 30, 1999.

                                  SIGNATURES
                                  ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INTERNATIONAL CAPITAL FUNDING, INC.


Date: August 20, 1999              By:  /s/  Peter Shandro
     ----------------                   -----------------------------------
                                        Peter Shandro, CEO, President,
                                        Director


                                   By:  /s/ Simon Anderson
                                        -----------------------------------
                                          Simon Anderson, CFO, Director