Form 10QSB
period 1999-09-30
XML GLOBAL TECHNOLOGIES INC
filed 1999-11-15
CIK 1048501

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the period ended September 30, 1999

                                      OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number: 0-23391

                         XML-GLOBAL TECHNOLOGIES, INC.
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

     Colorado                                               84-1434313
------------------                                     ------------------
(State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                     Identification No.)

                               1038 Homer Street
                         Vancouver, BC, Canada V6B 2W9
                     ------------------------------------
         (Address of principal executive offices, including zip code)

        Registrant's Telephone No., including area code: (800) 201-1848

                                 September 30
                            -----------------------
              (Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X    No

As of September 30, 1999, there were 19,830,000 shares of the issuer's Common Stock outstanding.

                                     INDEX

PART I.    FINANCIAL INFORMATION

Item 1. Financial statements

     Unaudited Consolidated Balance Sheets - September 30, 1999 and June 30,
     1999

     Unaudited Consolidated Statement of Operations - Three Months Ended September 30, 1999 and 1998

     Unaudited Consolidated Statement of Cash Flows - Three Months Ended September 30, 1999

     Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 1. Pending Legal Proceedings

Item 2. Changes in Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports Filed on Form 8-K

PART I     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                XML-Global Technologies, Inc. and Subsidiaries
                     Unaudited Consolidated Balance Sheet
                             At September 30, 1999

                                   September 30,       June 30,
                                        1999             1999
                                    ------------    -------------
     Assets
Current assets
  Cash                              $ 1,712,285     $      9,581
  Trade accounts receivable              10,979            8,232
  Other receivable                        8,586            3,509
  Prepaid expenses                        5,057            4,658
                                    -------------   -------------
                                      1,736,907           25,980
                                    -------------   -------------
Fixed assets
  Computer hardware and software         60,794           50,685
  Equipment                              12,865            7,339
                                    -------------   -------------
                                         73,659           58,024
  Accumulated depreciation                7,414            3,086
                                    -------------   -------------
                                         66,245           54,938
                                    -------------   -------------
Trademarks and patents                   31,985            7,134
                                    -------------   -------------
Total Assets                        $ 1,835,137     $     88,052
                                    =============   =============

     Liabilities and Stockholders' Equity (Deficit)

Liabilities
  Current liabilities
     Accounts payable and accrued
      liabilities                   $    31,870           55,182
     Due to directors                     6,053            8,755
     Note payable                             -          135,135
                                    -------------   -------------
Total Liabilities                        37,923          199,072
                                    -------------   -------------
Stockholders' Equity (Deficit)
  Preferred stock, $0.01 par value,
   100,000,000 shares authorized,
   none issued and outstanding at
   September 30 1999 and June 30, 1999
  Common stock, $.0001 par value,
   500,000,000 shares authorized.
   19,830,000 and 17,500,000 shares
   issued and outstanding at September
   September 30, 1999 and June 30,
   1999, respectively                     1,983            1,750
  Additional paid-in capital          2,161,037            8,079
  Accumulated deficit                  (365,806)        (120,849)
                                    -------------   -------------
Total Stockholders' Equity (Deficit)  1,797,214         (111,020)
                                    -------------   -------------
Total Liabilities and Stockholders'
 Equity (Deficit)                   $ 1,835,137     $     88,052
                                    =============   =============

                            See accompanying notes

                XML-Global Technologies, Inc. and Subsidiaries
                Unaudited Consolidated Statement of Operations
                 For the Three Months Ended September 30, 1999

                                                    September 30,
                                                         1999
                                                    ------------
Revenue                                             $      9,259
                                                     ------------

Operating expenses
  Research and development                               121,382
  Marketing and selling                                   32,958
  General and administrative                              96,210
  Depreciation                                             4,328
                                                    -------------
  Total operating expenses                               254,878
                                                    -------------
Operating loss                                          (245,619)
Interest income                                              662
                                                    -------------
Net loss                                                (244,957)
Accumulated deficit, beginning of period                (120,849)
                                                    -------------
Accumulated deficit, end of period                  $   (365,806)
                                                    =============
Net loss per share - basic and diluted              $      (0.02)
Weighted average number of shares                     18,361,087








                            See accompanying notes

                XML-Global Technologies, Inc. and Subsidiaries
                 Unaudited Consolidated Statement of Cash Flow
                 For the Three Months Ended September 30, 1999

                                                    September 30,
                                                         1999
                                                    -------------

Cash flows from operating activities
Net loss                                            $   (244,957)
Adjustments to reconcile net loss to net cash
 used in operating activities
  Depreciation of fixed assets                             4,328
  Capital stock issued for services rendered
  Changes in assets and liabilities
     Accounts receivable                                  (2,747)
     Other receivable                                     (5,077)
     Prepaid expenses                                       (399)
     Accounts payable and accrued liabilities            (23,312)
     Due to directors                                     (2,702)
                                                    -------------
Net cash used in operating activities                   (274,866)
                                                    -------------
Cash flows from investing activities
  Fixed asset purchases                                  (15,635)
  Trademarks and patents                                 (24,851)
                                                    -------------
Net cash used in investing activities                    (40,486)
                                                    -------------
Cash flows from financing activities
  Issuance of capital stock net of issue costs         2,153,191
  Repayment of note payable                             (135,135)
                                                    -------------
Net cash provided by financing activities              2,018,056
                                                    -------------
Increase (decrease) in cash                            1,702,704

Cash, beginning of period                                  9,581
                                                    -------------
Cash, end of period                                 $  1,712,285
                                                    =============



                            See accompanying notes

                XML-Global technologies, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financing Statements
                                  (Unaudited)

     Unless otherwise noted, references to "we," "our," and "us" refer to XML-Global Technologies, Inc. and its subsidiaries.

1.   ORGANIZATION AND CESSATION OF DEVELOPMENT STAGE OPERATIONS

     Effective August 27, 1999, XML-Technologies, Inc. (XML-Technologies) and International Capital Funding, Inc. ("ICF") entered into an agreement and plan of reorganization (the Agreement). In accordance with the Agreement, the shareholders of XML-Technologies received 12.5 million shares of ICF stock in exchange for the 12.5 million outstanding shares of XML-Technologies. The shareholders of ICF retained 5 million shares in exchange for no assets and the assumption of $2,671 of liabilities of ICF by XML-Technologies. The transaction was accounted for as a recapitalization of XML-Technologies and the accompanying consolidated financial statements present the financial position, results of operations, and cash flows of XML-Technologies.

     ICF was organized in 1991 for the purpose of consummating a merger or acquisition with a private entity. Prior to entering into the Agreement, it had no material amount of assets or liabilities and no operations. Subsequent to completing the Agreement, ICF changed its name to XML-Global Technologies, Inc. (XML-Global Technologies or the Company) and changed its year-end to June 30.

     The capital structure in the accompanying consolidated financial statements reflects a ten for one stock split of ICF shares authorized on August 3, 1999 in anticipation of entering into the Agreement. The activity of ICF for the period July 1, 1999 and August 27, 1999 (date of the Agreement) was not significant and is included in the Company's consolidated financial statements for the three months ended September 30, 1999.

     XML-Technologies is a Nevada corporation organized May 18, 1999 to hold either directly or indirectly all outstanding shares of XML-Global Research, Inc. and Walkabout Website Designs, Ltd., both of which are British Columbia corporations. The Company and its subsidiaries engage in the business of developing Internet-based software applications using XML (Extensible Markup Language). XML is an abbreviated version of SGML (Standard General Markup Language), the international standard for defining descriptions of the structure and content of electronic documents.

     For the period May 18, 1999 through June 30, 1999, the Company and its subsidiaries' efforts were devoted to legal formation; financial planning; recruiting directors, advisors and employees; and raising additional financing. Development stage operations during this period were financed with a loan from a director of the Company. In July 1999, the Company commenced selling its e-commerce software and accordingly is no longer a development stage company.

2.   BASIS OF PRESENTATION

     These condensed consolidated financial statements are unaudited and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim period. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 1999 and notes thereto included in our 8-K/A as filed with the Securities and Exchange Commission on November 10, 1999. Comparative statements of operations and cash flow are not available, as operations did not commence until May 18, 1999.

3.   RELATED PARTY TRANSACTIONS

     During the three months ended September 30, 1999, we repaid the note payable due to a director of $135,135. We also paid $51,600 of management fees to directors of XML-Global and its subsidiaries and companies controlled by directors.

4.   SHARE PURCHASE WARRANTS

     Concurrent with the Agreement discussed in Note 1, the Company issued 2,330,000 units to investors at $1.00 per unit for total proceeds of $2,330,000. Units issued consist of one share of common stock and a purchase warrant entitling the holder to acquire share of common stock at an exercise price of $4.00 within the first six months following the issue date, or $6.00 within the second six months following the issue date. Approximately $175,000 in costs were incurred in association with the issuance of these units and have been offset against the gross proceeds received.

5.   SUBSEQUENT EVENTS

     On October 19, 1999, the Company adopted a stock option plan (the "1999 Stock Plan") to provide incentives to employees, directors and consultants. Under the 1999 Stock Plan, the Company has reserved a total of 4,000,000 shares of Common Stock for issuance with the maximum term of options being ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. No options had been issued as of the date of this Report.

ITEM 2. Management's discussion and analysis of Financial Condition and results of Operations

     Unless otherwise noted, references to "we," "our," and "us" refer to XML-Global Technologies, Inc. and its subsidiaries.

OPERATIONS

     Effective August 27, 1999, XML-Technologies, Inc. and International Capital Funding, Inc. (ICF) entered into an agreement and plan of reorganization (the Agreement). In accordance with the Agreement, the shareholders of XML-Technologies, Inc. received 12.5 million shares of ICF stock in exchange for the 12.5 million outstanding shares of XML-Technologies, Inc. The shareholders of ICF retained 5 million shares in exchange for no assets and the assumption of $2,671 of liabilities of ICF by XML-Technologies, Inc. The transaction was accounted for as a recapitalization of XML-Technologies, Inc.

     The founders of the Company began working with Extensible Markup Language ("XML") in early 1998 and began to develop software as a group in the fall of 1998. The Company was formed in May 1999 to develop commercial applications using the founders' XML expertise. In July 1999, we commenced sales of Cartnetwork, our proprietary e-commerce software and in September 1999, we announced goxml, which we believe is the world's first XML search engine. On September 29, 1999, we filed an application with the United States Patent Office in respect of our goxml search engine under the title "Authoring, altering, indexing, storing and retrieving electronic documents embedded with contextual markup".

     We continue to develop proprietary XML-based solutions for the Internet-based economy with a focus on e-commerce and the conversion of data from legacy formats to XML. As an adjunct to our e-commerce business, we develop web sites for our clients. Our main sources of revenue are currently from the development of web sites and the licensing of our e-commerce software.

STOCK OPTIONS AND WARRANTS

     On October 19, 1999 the shareholders approved the 1999 Stock Plan which provides for the grant of (1) both incentive and non-statutory stock options,
(2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. The 1999 Stock Plan was adopted by the Board of Directors on September 15, 1999 and provides a means by which selected officers and employees of and consultants to the Company and its affiliates may be given an opportunity to purchase stock in the Company, to assist in attracting and retaining employees holding key positions and to provide incentives for such persons to exert maximum efforts. The 1999 Stock Plan is administered by the Board of Directors of the Company, which has exclusive power over the granting of options and their vesting provisions. The Company has reserved a total of 4,000,000 shares of Common Stock for issuance under the 1999 Stock Plan.

RESULTS OF OPERATIONS

     REVENUE. Revenue consists of fees received from the sale of e-commerce solutions, the design and Web site development, implementation and support. Revenue was $9,259 for the quarter ended September 30, 1999.

     RESEARCH AND DEVELOPMENT EXPENSES. Product and content development costs include expenses we incur to develop our technology and our clients' web sites. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain software and web sites. For the quarter ended September 30, 1999, these costs were $121,382.

     SALES AND MARKETING EXPENSES. Marketing, sales and client services costs include expenses we incur to obtain and maintain client relationships. These costs include fees paid to contractors and consultants, and related travel and incidental costs. For the quarter ended September 30, 1999, these costs were $32,958.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries, contractor fees and related costs for general corporate functions, including travel, finance, accounting and legal expenses. For the quarter ended September 30, 1999, general and administrative expenses were $96,210. Expenses are expected to increase as the company incurs additional professional and reporting costs.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation expense reflects depreciation of computer hardware, software and equipment over their estimated useful lives of three years. Depreciation expense was $4,328 for the three months ended September 30, 1999. The company did not record any amortization expense in regard to trademarks and patents as these costs relate to applications that have not yet been granted.

     INTEREST INCOME. During the quarter ended September 30, 1999, the company earned interest income of $662 on funds received by way of the issuance of securities.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the placement of equity securities and advances from our principal stockholder. In August 1999, we received net proceeds of approximately $2,153,000 from a private offering of equity securities. Issue costs associated with this offering, which have been offset against the net proceeds of the offering, were $175,000. As of September 30, 1999, we had $1,712,285 in cash.

     We have incurred costs to design, develop and implement search engine and electronic commerce applications and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of September 30, 1999, we had an accumulated deficit of $365,806. These losses have been primarily funded through private placement of equity securities.

     To date, we have experienced negative cash flows from operating activities. For the three months ended September 30, 1999, the net cash used in operating activities was primarily attributable to our net operating loss of $244,957. The net loss for the quarter was partially offset by non-cash depreciation and amortization of $4,328 however we incurred a net cash outflow of $34,237 with respect to working capital changes. For the three months ended September 30, 1999, net cash used in operating activities was therefore $274,866.

     For the three months ended September 30, 1999, net cash used in investing activities was $40,486. We spent $15,635 on computer hardware, software and equipment and $24,851 on patent and trademark applications.

     For the three months ended September 30, 1999, net cash provided by financing activities was $2,018,056 attributable to the August private offering of equity securities, offset by repayment of the note payable.

     As of September 30, 1999, we had no material capital commitments outstanding, although we expect to undertake further capital spending when we establish a permanent office in the United States.

     Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $245,000 for the quarter ended September 30, 1999. We expect losses from operations and negative cash flow to continue for the foreseeable future, at least through the year 2000, as a result of our expansion plans and our expectation that operating expenses will increase significantly in the next several years. The rate at which these losses will be incurred may increase from current levels. Although we have experienced revenue growth, revenues have been substantially less than expenses and may not increase in the future. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a material, adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

     Our working capital requirements depend on numerous factors. We have experienced increased expenditures since inception, consistent with growth in our operations and staffing, and expect that this will continue for the foreseeable future. We anticipate incurring additional expenses to increase our marketing and sales efforts, for software and infrastructure development. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, the expansion of our marketing and sales programs and brand promotions. If we experience a shortfall in revenue in relation to expenses, or if our expenses precede increased revenue, our business, financial condition and results of operations could be materially and adversely affected.

     We currently estimate that available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures through June 30, 2000. We may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

     Some of our revenues and a substantial portion of our payroll is paid outside the United States in currencies other than U.S. dollars. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of the various foreign currencies in which we make payments in relation to the U.S. dollar. We do not cover known or anticipated currency fluctuation exposures through foreign currency exchange option or forward contracts. The primary currency for which we have foreign currency exchange rate exposure is the Canadian dollar. Our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities are carried at cost which approximates their fair value because of the short-term maturity of these instruments.

YEAR 2000

     Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the year 2000 problem. Significant uncertainty exists in the software and Internet industries concerning the scope and magnitude of problems associated with the year 2000 problem.

     INTERNAL INFRASTRUCTURE. We believe that we have identified substantially all of the major computers, software applications and related equipment used in connection with our internal operations to determine if they will be year 2000 compliant. Based on our assessment to date, we presently believe that our internal computer systems are year 2000 compliant. Nevertheless, we continue to test our internal systems, on a system by system basis, as we complete our ongoing compliance efforts with respect to non-information technology systems.

     SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of our offices and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators and other common devices may be affected by the year 2000 problem. We have completed the assessment of the potential effect of, and costs of remediating, any year 2000 problem related to this equipment. We do not have extensive facilities and office equipment at this time. We therefore estimate that our total cost of completing any required modifications, upgrades or replacements of these internal systems will not be material.

     SUPPLIERS. We have been gathering information from and have initiated communications with our service and content providers to identify and, to the extent possible, resolve issues involving the year 2000 problem. However, we have limited or no control over the actions of our service and content providers. Thus, while we expect that we will be able to resolve any significant year 2000 problems with our systems, we cannot guarantee that our service and content providers will resolve any or all year 2000 problems with their systems before the occurrence of a material disruption to our business. Any failure of these third parties to resolve year 2000 problems with their systems in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

     MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS. We expect to identify and resolve all year 2000 problems that could materially adversely affect our business, financial condition or operating results. However, we believe that it is not possible to determine with complete certainty that all year 2000 problems affecting us have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, we cannot accurately predict how many failures related to the year 2000 problem will occur or the severity, duration or financial consequences of such failures. As a result, we could possibly suffer the following consequences:

     * a significant number of operational inconveniences and inefficiencies for us, our service and content providers and our visitors that may divert our time and attention and financial and human resources from our ordinary business activities; and

     * a lesser number of serious system failures that may require significant efforts by us, our service and content providers or our visitors to prevent or alleviate material business disruptions.

     In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third party service providers and others outside of our control will be year 2000 compliant. The failure of these entities to be year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from operating our business, prevent visitors from accessing our Web sites, or change the behavior of consumers accessing our Web sites, which could have a material adverse effect on our business, financial condition and results of operations.

     CONTINGENCY PLANS. As discussed above, we are engaged in an ongoing year 2000 assessment. We have not yet developed any contingency plans. The results of our year 2000 simulation testing and the responses received from third party vendors and service providers will be taken into account in determining the nature and extent of any needed contingency plans.

FORWARD LOOKING STATEMENTS

     When used in this Quarterly Report on Form 10-QSB, in documents incorporated herein and elsewhere by us from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements concerning our business operations, economic performance and financial condition, including in particular, our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures required, the likelihood of our success in developing and introducing new products and expanding the business, and the timing of the introduction of new and modified products or services. For those statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change.

     A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors: (a) our products and services may not be accepted in the market place; (b) XML may be adopted by the Internet community more slowly than projected; (c) our products may not be appropriately positioned within market segments; (d) the market which we serve is subject to rapid technological change and quick product obsolescence; (e) we are dependent on a limited number of products; (f) there are, and competitors may develop, functionally similar competitive products; (g) there is extreme competition in the software industry; and (h) those set forth from time to time in our press releases and reports and other filings made with the Securities and Exchange Commission. We caution that such factors are not exclusive. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

PART II.  OTHER INFORMATION

Item 1.   Pending Legal Proceedings

     There are no pending legal proceedings in which we are a party, and we are not aware of any threatened legal proceedings involving it.

Item 2.   Changes in Securities

     Prior to the Agreement and plan of reorganization involving XML-Technologies, Inc., ICF effected a 10-for-1 forward split of its outstanding shares. As a result of the forward split, ICF had a total of 5,000,000 shares of common stock issued and outstanding.

     As part of the subsequent issuance of equity units, ICF issued 2,330,000 warrants, each entitling the holder to acquire share of common stock at an exercise price of $4.00 within the first six months following the issue date, or $6.00 within the second six months following the issue date.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 19, 1999 the Company held a special meeting of the stockholders to approve the adoption of the 1999 Stock Plan and the change of name from International Capital Funding, Inc. to XML-Global Technologies Inc. We disclosed full particulars of the matters subject to vote in our October 4, 1999 proxy statement as circulated to stockholders and filed with the Securities and Exchange Commission. A total of 12,296,500 votes, representing 32 shareholders, were cast at the meeting. All votes were cast in favor of the adoption of the 1999 Stock Plan and the name change.

Item 6.   Exhibits and Reports Filed on Form 8-K

     There are no Exhibits filed with this current report on Form 10-QSB.

     On September 8, 1999, the Company filed a report on Form 8-K, subsequently amended on November 10, 1999 on Form 8-K/A, pursuant to Items 1 and 2 of such Form, regarding its entering into an Agreement and plan of reorganization with XML-Technologies, Inc.

     On August 27, 1999, the Company filed reports on Form 8-K, subsequently amended on September 3, 1999, pursuant to Items 4 and 7 of such Form, regarding its change of accountant from Kish, Leake & Associates, PC to Moss Adams, LLP.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XML-Global Technologies, Inc.
                                        (formerly International Capital
                                         Funding Inc.)

Date:  November 15, 1999                By:  /s/ Peter Shandro
                                             -----------------------------
                                             Peter Shandro, Chairman of the
                                             Board and Chief Executive
                                             Officer

Date:  November 15, 1999                By:  /s/ Simon Anderson
                                             -----------------------------
                                             Simon Anderson, Chief
                                             Financial Officer