Form 10QSB
period 1999-12-31
XML GLOBAL TECHNOLOGIES INC
filed 2000-02-11
CIK 1048501

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the period ended December 31, 1999
                                      OR
[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934


                        Commission file number: 0-23391


                         XML-GLOBAL TECHNOLOGIES, INC.
                    --------------------------------------
            (Exact name of registrant as specified in its charter)

     Colorado                                          84-1434313
------------------                                ---------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


               1038 Homer Street, Vancouver, BC, Canada V6B 2W9
            -------------------------------------------------------
         (Address of principal executive offices, including zip code)


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

As of December 30, 1999, there were 19,830,000 shares of the issuer's Common Stock outstanding.

                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial statements

          Unaudited Consolidated Balance Sheets - December 31, 1999 and June 30, 1999

          Unaudited Consolidated Statement of Operations - Three and Six Months Ended December 31, 1999

          Unaudited Consolidated Statement of Cash Flows - Six Months Ended December 31, 1999

          Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Pending Legal Proceedings

Item 2.   Changes in Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports Filed on Form 8-K

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                XML-Global Technologies, Inc. and Subsidiaries
                     Unaudited Consolidated Balance Sheet
                    At December 31, 1999 and June 30, 1999

                                                December 31,    June 30,
                                                    1999          1999
                                               ------------  ------------
       Assets
       ------
Current Assets
  Cash                                         $  1,334,187   $    9,581
Trade accounts receivable                            14,429        8,232
  Other receivable                                   16,914        3,509
  Deposits                                            4,754        4,658
  Deferred issue cost                                33,745            -
                                               ------------  ------------
                                                  1,404,029       25,980
Fixed assets
  Computer hardware and software                     75,977       50,685
  Equipment                                          16,913        7,339
                                               ------------  ------------
                                                     92,890       58,024
  Accumulated depreciation                           16,144        3,086
                                               ------------  ------------
                                                     76,746       54,938
Trademarks and patents                               32,646        7,134
                                               ------------  ------------
     Total Assets                              $  1,513,421   $   88,052
                                               ============   ===========

     Liabilities and Stockholders' Equity (Deficit)
     ----------------------------------------------
Liabilities
  Current liabilities
     Accounts payable and accrued liabilities  $     84,485   $   55,182
     Due to directors                                 2,729        8,755
     Deferred income taxes                              255            -
     Note payable                                         -      135,135
                                               ------------  ------------
       Total Liabilities                             87,469      199,072
                                               ------------  ------------
Stockholders' Equity (Deficit)
  Preferred stock, $0.01 par value,
   100,000,000 shares authorized, none
   issued and outstanding at December 31,
   1999 and June 30, 1999
  Common stock, $.0001 par value,
   500,000,000 shares authorized. 19,830,000
   and 17,500,000 shares issued and
   outstanding at December 31, 1999 and
   June 30, 1999 respectively                         1,983        1,750
  Additional paid-in capital                      2,161,037        8,079
  Accumulated other comprehensive income                494            -
  Accumulated deficit                              (737,562)    (120,849)
                                               ------------  ------------
Total Stockholders' Equity (Deficit)              1,425,952     (111,020)
                                               ------------  ------------
Total Liabilities and Stockholders' Equity
 (Deficit)                                     $   1,513,421  $   88,052
                                                ============  ===========

                            See accompanying notes

                XML-Global Technologies, Inc. and Subsidiaries
                Unaudited Consolidated Statement of Operations
      For the Three Months and for the Six Months Ended December 31, 1999


                                                Three Months  Six Months
                                                December 31, December 31,
                                                    1999          1999
                                               ------------  ------------

Revenue                                        $     14,400   $   23,659
                                               ------------  ------------
Operating expenses
  Research and development                          166,707      288,089
  Marketing and selling                              69,224      102,182
  General and administrative                        143,274      239,484
  Depreciation                                        8,489       12,817
                                               ------------  ------------
  Total operating expenses                          387,694      642,572
                                               ------------  ------------
Operating loss                                     (373,294)    (618,913)
Interest Income                                       1,538        2,200
                                               ------------  ------------
Net loss                                           (371,756)    (616,713)
Accumulated deficit, beginning of period           (365,806)    (120,849)
                                               ------------  ------------
Accumulated deficit, end of period             $   (737,562)  $ (737,562)
                                               ============  ============
Net loss per share - basic and diluted         $      (0.02)  $    (0.03)
Weighted average number of shares                19,830,000   19,095,543








                            See accompanying notes.

                XML-Global Technologies, Inc. and Subsidiaries
                 Unaudited Consolidated Statement of Cash Flow
                  For the Six Months Ended December 31, 1999

                                                 Six Months
                                                December 31,
                                                    1999
                                               ------------
Cash flows from operating activities
Net loss                                       $   (616,713)
Adjustments to reconcile net loss to net
 cash used in operating activities
  Depreciation of fixed assets                       12,817
  Changes in assets and liabilities
     Accounts receivable                             (5,989)
     Other receivable                               (12,271)
     Deposits                                             -
     Accounts payable and accrued liabilities        25,448
     Due to directors                                (6,122)
                                               ------------
Net cash used in operating activities              (602,830)
                                               ------------
Cash flows from investing activities
  Fixed assets purchases                            (33,208)
  Trademarks and patents                            (25,020)
                                               ------------
Net cash used in investing activities               (58,228)
                                               ------------
Cash flows from financing activities
  Deferred issue costs                              (33,694)
  Issuance of capital stock net of issue costs    2,153,191
  Repayment of note payable                         135,135
                                               ------------
Net cash provided by financing activities         1,984,362
                                               ------------
Effect of changes in exchange rates                   1,302
                                               ------------
Increase (decrease) in cash                       1,324,606
Cash, beginning of period                             9,581
                                               ------------
Cash, end of period                            $  1,334,187
                                               ============
[/TABLE]

                            See accompanying notes.

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

     The capital structure in the accompanying consolidated financial statements reflects a ten for one stock split of ICF shares authorized on August 3, 1999 in anticipation of entering into the Agreement. The activity of ICF for the period July 1, 1999 and August 27, 1999 (date of the Agreement) was not significant and is included in the Company's consolidated financial statements for the three months ended December 31, 1999.

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

     3. ACQUISITION OF AN INTEREST IN DATAXCHG TECHNOLOGY

     In November 1999, we entered into an agreement with David Webber whereby we obtained a 40% interest in certain technology known as "DataXchg".. As part of the agreement, we received certain marketing rights to the underlying DataXchg technology. The consideration for the purchase was a commitment to fund development of the DataXchg technology. We have expensed costs incurred in the development of the DataXchg technology.

     4. RELATED PARTY TRANSACTIONS

     During the six months ended December 30, 1999, we repaid the note payable due to a director of $135,135. We paid $45,900 and $97,500 in the three and six months ended December 31, 1999 respectively in management fees to directors of XML-Global and its subsidiaries and companies controlled by directors.

     5. SHARE PURCHASE WARRANTS

     Concurrent with the Agreement discussed in Note 1, the Company issued 2,330,000 units to investors at $1.00 per unit for total proceeds of $2,330,000. Units issued consist of one share of common stock and a purchase warrant entitling the holder to acquire share of common stock at an exercise price of $4.00 within the first six months following the issue date, or $6.00 within the second six months following the issue date. Subsequent to December 31, 1999, the terms of the warrants were amended such that the warrants may now be exercised at $4.00 up until August 29, 2000. Approximately $175,000 in costs were incurred in association with the issuance of these units and have been offset against the gross proceeds received.

     In October 1999 the Company issued a share purchase warrant to purchase up to 200,000 shares of common stock at a price of $5.00 per share. The share purchase warrant was issued in exchange for corporate finance and business development assistance.. The warrant is exercisable up to August 31, 2004.

     6. 1999 STOCK PLAN

     On October 19, 1999, the Company adopted a stock incentive plan (the "1999 Stock Plan") to provide incentives to employees, directors and consultants. Under the 1999 Stock Plan, the Company has reserved a total of 4,000,000 shares of Common Stock for issuance with the maximum term of options being ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. Subsequent to December 31, 1999, 1,055,000 options were granted to employees, directors and consultants at an exercise price of $1.00 per share.

     7. SUBSEQUENT EVENTS

     In January 2000, the Company entered into an financing arrangement with the XML Fund whereby the XML Fund agreed to purchase 500,000 units, each unit comprising two shares of common stock, one warrant exercisable for three years at $2.00 and one warrant exercisable for three years at $0.07. The Company did not pay a commission in connection with this financing.

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

1999 STOCK PLAN

     On October 19, 1999 the shareholders approved the 1999 Stock Plan which provides for the grant of (1) both incentive and nonstatutory stock options,
(2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. The 1999 Stock Plan was adopted by the Board of Directors on September 15, 1999 and provides a means by which selected officers and employees of and consultants to the Company and its affiliates may be given an opportunity to purchase stock in the Company, to assist in attracting and retaining employees holding key positions and to provide incentives for such persons to exert maximum efforts. The 1999 Stock Plan is administered by the Board of Directors of the Company, which has exclusive power over the granting of options and their vesting provisions. The Company has reserved a total of 4,000,000 shares of Common Stock for issuance under the 1999 Stock Plan of which 1,055,000 options have been granted to employees, directors and consultants at an exercise price of $1.00 per share.

RESULTS OF OPERATIONS

     REVENUE. Revenue consists of fees received from the sale of e-commerce solutions, the design and Web site development, implementation and support. Revenue was $14,400 for the three months ended December 31, 1999, up from $9,259 for the first fiscal quarter, and $23,659 for the six-month period then ended.

     RESEARCH AND DEVELOPMENT EXPENSES. Product and content development costs include expenses we incur to develop our technology and our clients' web sites. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain software and web sites. For the three and six months ended December 31, 1999, these costs were $166,707 and $288,089 respectively. The increased expenditures in the quarter just ended, which compared to $121,382 for the first quarter, reflect increased staffing levels.


     SALES AND MARKETING EXPENSES. Marketing, sales and client services costs include expenses we incur to obtain and maintain client relationships. These costs include fees paid to contractors and consultants, related travel and incidental costs and occupancy costs for our Seattle sales office. For the three months ended December 31, 1999, sales and marketing expenses were $69,224 compared to $32,958 in the previous quarter. The increased expenditures reflect costs associated with opening and staffing our Seattle sales office. Total sales and marketing expenses for the six months ended December 31, 1999 were $102,182.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries, contractor fees and related costs for general corporate functions, including travel, finance, accounting and legal expenses. For the three and six months ended December 31, 1999, general and administrative expenses were $143,274 (up from $96,210 in the three months ended September 30, 1999) and $239,484 respectively. The increase in the last quarter reflected increased staffing, professional fees associated with licensing our products and defending our intellectual property and travel costs. We treated $33,745 in professional and travel costs as deferred issue costs associated with a financing that we are pursuing and did not recognize such costs in the statement of operations.

     DEPRECIATION EXPENSE. Depreciation expense reflects depreciation of computer hardware, software and equipment over their estimated useful lives of between two and three years. Depreciation expense was $8,489 and $12,817 respectively for the three and six months ended December 31, 1999. The company did not record any amortization expense in regard to trademarks and patents as these costs relate to applications that had not been granted at December 31, 1999.

     INTEREST INCOME. During the three and six months ended December 31, 1999, the company earned interest income of $1,538 and $2,200 respectively on funds received by way of the issuance of securities.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the placement of equity securities and advances from our principal stockholder. In August 1999, we received net proceeds of approximately $2,153,000 from a private offering of equity securities. Issue costs associated with this offering, which have been offset against the net proceeds of the offering, were $175,000. As of December 31, 1999, we had $1,334,187 in cash.

     We have incurred costs to design, develop and implement search engine and electronic commerce applications and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of December 31, 1999, we had an accumulated deficit of $737,562. These losses have been primarily funded through private placement of equity securities.

     To date, we have experienced negative cash flows from operating activities. For the six months ended December 31, 1999, the net cash used in operating activities was primarily attributable to our net operating loss of $616,713. The net loss for the quarter was partially offset by non-cash depreciation of $12,817 and a net cash inflow of $1,066 with respect to working capital changes. For the six months ended December 31, 1999, net cash used in operating activities was therefore $602,830.

     For the six months ended December 31, 1999, net cash used in investing activities was $58,228. We spent $33,208 on computer hardware, software and equipment and $25,020 on patent and trademark applications. The computer hardware and software purchases related to server upgrades and computers used by programmers. At December 31, 1999, our patent and trademark applications were still pending however on January 26, 2000 we were granted the trademark "XOSP" for eXtensible Object Server Pages.

     For the six months ended December 31, 1999, net cash provided by financing activities was $1,984,362 attributable to the August private offering of equity securities, offset by related issue costs, repayment of the note payable and the deferred issue costs related to a proposed financing.

     Changes in exchange rates had a net favorable effect of $1,302 on our cash balance.

     As of December 31, 1999, we had no material capital commitments outstanding, although we expect to undertake further capital spending when we expand our Seattle sales office.

     Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $372,000 for the quarter ended December 31, 1999. We expect losses from operations and negative cash flow to continue for the foreseeable future, at least through the year 2000, as a result of our expansion plans and our expectation that operating expenses will increase significantly in the next several years. The rate at which these losses will be incurred are likely to increase from current levels. Although we have experienced revenue growth, revenues have been substantially less than expenses and may not increase in the future. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a materially adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

     Our working capital requirements depend on numerous factors. We have experienced increased expenditures since inception, consistent with growth in our operations and staffing, and expect that this trend will continue for the foreseeable future. We anticipate incurring additional expenses to increase our marketing and sales efforts, for software and infrastructure development. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, the expansion of our marketing and sales programs and brand promotions. If we experience a shortfall in revenue in relation to expenses, or if our expenses precede increased revenue, our business, financial condition and results of operations could be materially and adversely affected.

     We currently estimate that available cash resources, including the XML Fund financing that completed in January, will be sufficient to meet our anticipated needs for working capital and capital expenditures through December 31, 2000. We may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a materially adverse effect on our business, financial condition and results of operations.

     Some of our revenues and a substantial portion of our payroll is paid outside the United States in currencies other than U.S. dollars. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of the various foreign currencies in which we make payments in relation to the U.S. dollar. We do not cover known or anticipated currency fluctuation exposures through foreign currency exchange option or forward contracts. The primary currency for which we have foreign currency exchange rate exposure is the Canadian dollar. Our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities are carried at cost which approximates their fair value because of the short-term maturity of these instruments. Most of our financial instruments are however denominated in US dollars.

YEAR 2000

     Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are commonly referred to as the year 2000 problem. We have completed a review of our internal and supplier operations, to the extent practicable and did not identify any areas of concern. We have not encountered any Year 2000 problems however we are potentially still exposed to the following consequences:

     * operational inconveniences and inefficiencies for us, our service and content providers and our visitors that may divert our time and attention and financial and human resources from our ordinary business activities; and

     * lesser system failures that may require significant efforts by us, our service and content providers or our visitors to prevent or alleviate material business disruptions.

     We view the risk of material disruption to our service to be immaterial and accordingly have not formulated a detailed contingency plan.

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

PART II.

OTHER INFORMATION

Item 1.   Pending Legal Proceedings

     A German company, Software AG has a website using the title "Go-XML" which we believe violates our pending "GoXML" trademark. We have exchanged correspondence with Software AG but have not initiated legal proceedings. At the date of this report, there are no pending legal proceedings in which we are a party and, with the exception of the Software AG matter, we are not aware of any threatened legal proceedings.

Item 2.   Changes in Securities

     On January 14, 1999, the Board of Directors approved a revision to 2,330,000 warrants issued in August 1999. The terms of these warrants were originally that the exercise price was $4.00 for six months and $6.00 for the succeeding six months. The exercise price is now $4.00 for 12 months.

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

     On December 23, 1999, the Company filed an amendment to its August 27, 1999 report on Form 8-K, pursuant to Items 8 of such Form, regarding its change in year-end from September to June.

     On November 10, 1999 the Company filed an amendment to its August 27, 1999 report on Form 8-K, pursuant to Items 7 of such Form, regarding its audited financial statements at June 30, 1999.

                                  SIGNATURES


     In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   XML-Global Technologies, Inc.


Date:  February 11, 2000           By:  /s/Peter Shandro
                                        ----------------------------
                                        Peter Shandro, Chairman of the
                                        Board and Chief Executive Officer



Date:  February 11, 2000           By:  /s/Simon Anderson
                                        ----------------------------
                                        Simon Anderson
                                        Chief Financial Officer