Form 10QSB
period 2000-03-31
XML GLOBAL TECHNOLOGIES INC
filed 2000-05-19
CIK 1048501

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of theSecurities Exchange Act of 1934

                     For the period ended March  31, 2000

                                      OR

[  ] Transition report pursuant to Section 13 or 15(d) of theSecurities
     Exchange Act of 1934


                        Commission file number: 0-23391

                         XML-GLOBAL TECHNOLOGIES, INC.
           ------------------------------------------------------
            (Exact name of registrant as specified in itscharter)

     Colorado                                                84-1434313
-------------------------------                      ------------------------
(State or other jurisdiction                           (I.R.S.Employer
of incorporation or organization)                     Identification No.)

                               1038 Homer Street
                         Vancouver, BC, Canada V6B 2W9
      ----------------------------------------------------------------
         (Address of principal executive offices, including zipcode)

        Registrant's Telephone No., including area code: (800)201-1848


      ----------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the SecuritiesExchange Act of 1934 during the preceding 12 months (or for such shorter periodthat the Registrant was required to file such reports), and (2) has beensubject to
such filing requirements for the past 90 days.    Yes  X        No
                                                      ----         ----
As of March 31, 2000, there were 21,280,000 shares of theissuer's Common Stock outstanding.

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial statements

          Accountant's Review Report                                        4

          Condensed Consolidated Balance Sheet - March 31, 2000
          (unaudited) and June 30, 1999                                     5

          Unaudited Condensed Consolidated Statement ofOperations -
          Three and Nine Months Ended March 31, 2000                        6

          Unaudited Condensed Consolidated Statement of CashFlows -
          Nine Months Ended March 31, 2000                                  7

          Notes to Unaudited Condensed Consolidated Financial
          Statements                                                        8

Item 2.   Management's Discussion and Analysis of FinancialCondition
          and Results of Operations                                        14

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                            19

Item 4.   Submission of Matters to a Vote of Security Holders              19

Item 6.   Exhibits and Reports Filed on Form 8-K                           19

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     The March 31, 2000 condensed consolidated financialstatements included in this filing on Form 10-QSB have been reviewed byMoss Adams LLP, independent certified public accountants, inaccordance with the established professional standards and proceduresfor such review. The report of Moss Adams LLP commenting upon theirreview accompanies the condensed financial statements included in Item 1 of
     Part I.

                        INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors

XML-Global Technologies, Inc.

We have reviewed the consolidated condensed financial statements of XML-Global Technologies, Inc. and Subsidiaries as of March 31, 2000 and for the three and nine months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1999 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the period May 18, 1999 (date of inception) to June 30, 1999 (not presented herein), and in our report dated October 6, 1999 (except for Note 1, as to which the date is November 8, 1999), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ MOSS ADAMS LLP

Bellingham, Washington

May 10, 2000

                XML-GLOBAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheet
                At March 31, 2000 (unaudited) and June 30, 1999

                                            March 31 2000   June 30 1999
                                            ------------   ------------
     Assets
     ------
Current Assets
  Cash and cash equivalents                  $2,353,812     $    9,581
  Trade accounts receivable                       8,982          8,232
  Other receivable                               21,529          3,509
  Deposits                                       22,005          4,658
  Deferred income taxes                           1,467              -
  Deferred issue costs                           70,519              -
                                            ------------   ------------
                                              2,478,314         25,980
                                            ------------   ------------
Fixed assets
  Computer hardware and software                121,955         50,685
  Equipment                                      18,389          7,339
                                            ------------   ------------
                                                140,344         58,024
  Accumulated depreciation                       25,001          3,086
                                            ------------   ------------
                                                115,343         54,938
                                            ------------   ------------
Trademarks and patents                           40,380          7,134
                                            ------------   ------------
Total Assets                                 $2,634,037     $   88,052
                                            ============   ============

     Liabilities and Stockholders' Equity (Deficit)
     ----------------------------------------------
Liabilities
  Current liabilities
     Accounts payable and accrued
        liabilities                          $   74,685     $   55,182
     Due to directors                                 -          8,755
     Note payable                                     -        135,135
                                            ------------   ------------
                                                 74,685        199,072
                                            ------------   ------------
Total Liabilities                                74,685        199,072
                                            ------------   ------------
Stockholders' Equity (Deficit)
  Preferred stock, $0.01 par value,
     100,000,000 shares authorized, none
     issued and outstanding at March 31,
     2000 and June 30, 1999                           -              -
  Common stock, $.0001 par value,
     500,000,000 shares authorized.
     21,280,000 and 17,500,000 shares
     issued and outstanding at March 31,
     2000 and June 30, 1999 respectively          2,128          1,750
Additional paid-in capital                    3,807,360          8,079
  Deferred compensation                         (12,209)             -
  Accumulated other comprehensive income         (2,849)             -
  Accumulated deficit                        (1,235,078)      (120,849)
                                           -------------  -------------
Total Stockholders' Equity (Deficit)          2,559,352       (111,020)
                                           -------------  -------------
Total Liabilities and Stockholders'
  Equity (Deficit)                           $2,634,037     $   88,052
                                           =============  =============

                            See accompanying notes

                XML-GLOBAL TECHNOLOGIES, INC. AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statement of Operations
       For the Three Months and for the Nine months Ended March 31, 2000


                                            Three Months    Nine months
                                           March 31, 2000  March 31, 2000
                                           -------------  -------------

Revenue                                      $    7,330     $   30,989
                                           -------------  -------------
Operating expenses
  Research and development                      215,914        504,003
  Marketing and selling                          71,360        173,542
  General and administrative                    183,444        422,928
  Fair value of options granted to
     consultants                                 49,279         49,279
  Depreciation and amortization                   8,900         21,717
  Total operating expenses                      528,897      1,171,469
                                           -------------  -------------
Operating loss                                 (521,567)    (1,140,480)
Interest Income                                  24,051         26,251
                                           -------------  -------------
Net loss                                       (497,516)    (1,114,229)
Accumulated deficit, beginning of period       (737,562)      (120,849)
                                           -------------  -------------
Accumulated deficit, end of period          $(1,235,078)    $(1,235,078)
                                           =============   ============

Net loss per share - basic and diluted       $    (0.02)    $    (0.06)
Weighted average number of shares            20,809,670     19,662,764










                            See accompanying notes.

                XML-GLOBAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statement of Cash Flow
                   For the Nine Months Ended March 31, 2000

                                                    Nine months
                                                   March 31, 2000
                                                   ------------
Cash flows from operating activities
Net loss                                           $(1,114,229)
Adjustments to reconcile net loss to net cash
  used in operating activities
  Depreciation of fixed assets                          21,717
  Fair value of options granted to consultants          49,279
  Changes in assets and liabilities
     Accounts receivable                                  (620)
     Other receivable                                  (16,824)
     Deposits                                          (17,016)
     Accounts payable and accrued liabilities           14,725
     Due to directors                                   (8,815)
                                                   ------------
Net cash used in operating activities               (1,071,783)
                                                   ------------
Cash flows from investing activities
  Fixed assets purchases                               (80,264)
  Trademarks and patents                               (32,811)
                                                   ------------
Net cash used in investing activities                 (113,075)
                                                   ------------
Cash flows from financing activities
  Deferred issue costs                                 (70,487)
  Issuance of capital stock, net of issue costs      3,738,171
  Repayment of note payable                           (135,135)
                                                   ------------
Net cash provided by financing activities            3,532,549
                                                   ------------
Effect of changes in exchange rates                     (3,460)
                                                   ------------
Increase (decrease) in cash                          2,344,231

Cash, beginning of period                                9,581
                                                   ------------
Cash and cash equivalents, end of period           $ 2,353,812
                                                   ============

                            See accompanying notes.

                XML-GLOBAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

The capital structure in the accompanying consolidated financial statements reflects a ten for one stock split of ICF shares authorized on August 3, 1999 in anticipation of entering into the Agreement. The activity of ICF for the period July 1, 1999 and August 27, 1999 (date of the Agreement) was not significant and is included in the Company's consolidated financial statements for the nine months ended March 31, 2000.

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

2.   BASIS OF PRESENTATION

These condensed consolidated financial statements are unaudited and reflect all adjustments that, in the Company's opinion, are necessary for a fair presentation of the results for the interim period. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period.

These consolidated financial statements should be read in conjunction with the consolidated financial statements for the period May 18, 1999 (date of inception) to June 30, 1999 and notes thereto included in our 8-K/A as filed with the Securities and Exchange Commission on November 10, 1999. Comparative statements of operations and cash flows are not available, as operations did not commence until May 18, 1999.

3.   STOCK ISSUANCES AND REDEMPTION

Subsequent to the merger of XML-Technologies and ICF on August 27, 1999 described in Note 1 and the issuance of the units described in Note 6 on that same date, the Company issued additional common shares and stock purchase warrants, as described below. With the exception of costs associated with the subsequent Westminster Securities offering, costs associated with the issuances were not material. All issuances are exempt from registration in reliance on Rule 506 of Regulation D or Section 4(2) of the Securities Act of 1933.

Effective January 13, 2000, the Company entered into a Securities Purchase Agreement (the Agreement) with XMLFund LLC (XMLFund). Under the Agreement, XMLFund agreed to purchase 500,000 units at a price of $2.00 per unit for total proceeds of $1 million. Each unit consists of two shares of common stock, one Class A warrant and one Class A-1 warrant. Each Class A warrant entitles XMLFund to purchase one additional share of common stock at a price of $2.00 per share, and each Class A-1 warrant entitles XMLFund to purchase one additional share of common stock at a price of $0.07 per share. The term of the $2.00 warrants is three years and the term of the $0.07 warrants is 60 days. The $0.07 warrants were exercised in March 2000 and the Company received gross proceeds of $35,000. If within one year of the sale of the units (or once all warrants are exercised, if earlier) the Company proposes to register any of its common stock under the Securities Act of 1993 in connection with a public offering, the Company agrees to use its best efforts to register also the shares held by XMLFund. In the event the Company proposes to offer for sale any new common shares or securities convertible into common shares, or any other class of capital stock, the Company has granted XMLFund the preemptive right to purchase additional shares necessary to maintain its percentage interest in the Company.

On February 24, 2000, one of the Company's founding stockholders left the employee of the Company. The employee and the Company agreed that he would return 600,000 of the 800,000 shares originally issued to him, at no cost to the Company.

Effective February 22, February 29, and April 7, 2000, the Company entered into agreements to issue a total of 1,050,000 units at a price of $1.00 per unit for total proceeds of $1,050,000. Each unit consists of one share of common stock and one warrant. Each warrant entitles holders to purchase one additional share of common stock at a price of $4.00 per share. The warrants expire on December 31, 2000. If within one year of the sale of the units the Company proposes to register any of its common stock under the Securities Act of 1933 in connection with a public offering, the Company agrees to use its best efforts to register also the shares issued in these private placements. The company placed 550,000 of these units prior to March 31, 2000 for gross proceeds of $550,000.

4.   RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2000, we repaid the note payable due to a director of $135,135. We paid $32,500 and $130,000 in the three and nine months ended March 31, 2000 respectively in management fees to directors of XML-Global and its subsidiaries and companies controlled by directors.

5.    SHARE PURCHASE WARRANTS

Concurrent with the Agreement discussed in Note 1, the Company issued 2,330,000 units to investors at $1.00 per unit for total proceeds of $2,330,000. Units issued consist of one share of common stock and a purchase warrant entitling the holder to acquire one share of common stock at an exercise price of $4.00 within the first six months following the issue date, or $6.00 within the second six months following the issue date. The terms of the warrant were subsequently amended to extend the $4.00 exercise price until December 31, 2000. Approximately $175,000 in costs were incurred in association with the issuance of these units and have been offset against the gross proceeds received.

In October 1999 the Company issued a share purchase warrant to purchase up to 200,000 shares of common stock at a price of $5.00 per share. The share purchase warrant was issued in exchange for corporate finance and business development assistance. The warrant is exercisable up to August 31, 2004.

In connection with the $1,050,000 financing discussed in note 4, we issued share purchase warrants each entitling the holder to acquire one share of common stock at an exercise price of $4.00 until December 31, 2000.

As part of the XMLFund financing the Company issued a share purchase warrant to purchase up to 1,000,000 shares of common stock. The Company issued 500,000 Class A warrants and 500,000 Class A-1 warrants. Each Class A warrant entitles XMLFund to purchase one additional share of common stock at a price of $2.00 per share, and each Class A-1 warrant in each unit entitles XMLFund to purchase one additional share of common stock at a price of $0.07 per share. The term of the $2.00 warrants is three years and the term of the $0.07 warrants is 60 days. The $0.07 warrants were exercised in March 2000 and the Company received gross proceeds of $35,000.

6.   1999 EQUITY INCENTIVE PLAN

On October 19, 1999, the Company adopted the 1999 Equity Incentive Plan (the "1999 Plan") to provide incentives to employees, directors and consultants. Under the 1999 Plan, the Company has reserved a total of 4,000,000 shares of Common Stock for issuance with the maximum term of options being ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. During the three months ended March 31, 2000, the Company granted 1,165,000 options to employees, directors and consultants at an exercise price of $1.00 per share. The options have a seven year term.

A summary of the status of the 1999 Plan during fiscal 2000 is as follows:

                                             Number   Weighted Average
                                           of Options  Exercise Price
                                          ------------   ----------

     Options outstanding at June 30, 1999            -   $       -
       Granted                               1,165,000        1.00
       Exercised                                     -           -
       Forfeited                                     -        1.00
                                          ------------   ----------
     Options outstanding at March 31, 2000   1,165,000   $    1.00
                                          ------------   ----------
     Options exercisable at March 31, 2000   1,055,000   $    1.00
                                          ------------   ----------

A summary of stock options outstanding at September 30, 1999 is as follows:

                  Options Outstanding           Options Exercisable
          -----------------------------------  ----------------------
                     Weighted
                     Average       Weighted                 Weighted
Range of  Number     Remaining     Average     Number       Average
Exercise  Out-       Contractual   Exercise    Exer-        Exercise
Prices    standing   Life          Price       cisable      Price
--------  --------   ----------    ---------   ---------    ---------

$1.00     1,165,000  4.7 years     $1.00       1,055,000    $1.00


The Company applies the provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock-based awards. Accordingly, costs for employee stock options or issuance of shares is measured as the excess, if any, of the fair value of the Company's common stock at the measurement date over the amount the employee must pay to acquire the stock. The cost for the issuance of options to non-employees is based on the fair value of the options granted at the date the services were performed using the Black-Scholes option pricing model. Compensation expense for the three and nine months ended March 31, 2000 was $49,279.

SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of the pro forma effect of applying the fair value method of accounting for stock options. For disclosure purposes, the Company uses the Black-Scholes option-pricing model to compute estimated fair value, based on the following assumptions:

                                               2000
                                               ----

          Risk-free interest rate              6.0%
          Dividend yield rate                    -%
          Price volatility                     20%
          Weighted average expected life of
            options                            3 years

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. FASB Interpretation No. 44 clarifies that non-employee members of an entity's Board of Directors do not meet the definition of an employee, in which case the requirements of SFAS No. 123 must be applied. However, an exception is made to require the application of APB Opinion No. 25 to stock compensation granted to a non-employee director for services provided as a director if the director was (a) elected by stockholders or (b) appointed to a board position that will be filled by stockholder election when the existing term expires.

Through March 31, 2000, the Company had recognized $49,279 of compensation for options granted to non-employees. The pro forma effect of applying the fair value method of accounting for options issued to employees results in a $248,300 increase in net loss and a $0.01 increase in net loss per share for the nine months ended March 31, 2000.

7.   COMMITMENTS

In March 2000, the Company entered into a lease agreement for a new operating facility in Vancouver, British Columbia. Prior to entering into this agreement, the Company had been renting its existing facility on a short-term basis. The lease commences on June 1, 2000 and runs for five years. During the first two years, monthly lease payments are $4,700. However, the facility is provided at no charge for the first five months of each of the first two years. During the following three years, monthly lease payments are $5,500. The lease agreement also requires that the Company pay its proportional share of operating costs and property taxes.

Future minimum lease payments required under the lease, excluding the Company's share of operating costs and property taxes, are as follows:

                    Year Ending
                      June 30
                    -----------

                    2001                          $ 28,000
                    2002                            38,200
                    2003                            65,500
                    2004                            65,500
                    2005                            54,500
                                                  ---------
                                                  $251,700

The effect of the scheduled rent increase and "rent holidays" will be recognized on a straight-line basis over the five-year term of the lease.

8.   SUBSEQUENT EVENTS

Effective April 7, 2000, the Company entered into agreements to issue 500,000 units at a price of $1.00 per unit for total proceeds of $500,000. Each unit consists of one share of common stock and one warrant. Each warrant entitles holders to purchase one additional share of common stock at a price of $4.00 per share. The warrants expire on December 31, 2000. If within one year of the sale of the units the Company proposes to register any of its common stock under the Securities Act of 1933 in connection with a public offering, the Company agrees to use its best efforts to register also the shares issued in these private placements.

Effective April 5, 2000, the Company entered into a second Securities Purchase Agreement (the Agreement) with XMLFund. Under this Agreement, XMLFund agreed to purchase 100,000 units at a price of $1.00 per unit for total proceeds of $100,000. Each unit consists of one share of common stock and one warrant. Each warrant entitles XMLFund to purchase one additional share of common stock at a price of $4.00 per share. The warrants expire on December 31, 2000. If, within one year of the sale of the units, the Company proposes to register any of its common stock under the Securities Act of 1933 in connection with a public offering, the Company agrees to use its best efforts to register also the shares held by XMLFund.

Effective March 3, 2000, the Company engaged Westminster Securities Corporation (Westminster) to serve as its placement agent for the purpose of offering up to 105 units at a price of $75,000 per unit for total maximum proceeds of $7,875,000. The Company will pay Westminster 7% of the gross sales price of all units sold, and Westminster will have the right to purchase up to 10% of the units sold.

Each unit consists of 50,000 shares of common stock and 50,000 redeemable warrants. During the first six months of the 18 month term of the warrants, each warrant entitles holders to purchase one additional share of common stock at a price of $4.00 per share. During the following twelve months, holders are entitled to purchase additional common shares at a price of $6.00 per share. The warrants are redeemable by the Company at $0.01 per warrant in the event the Company (i) registers the shares to honor the warrants, (ii) the shares are listed on a national exchange, Nasdaq, or the Over-the-Counter Bulletin Board, (iii) the closing bid price of such shares for the 20 trading days prior to redemption is 200% of the exercise price of the warrants, and
(iv) no lockup provisions restrict the resale of the shares. In connection with the offering, the Company intends to register up to 5.25 million common shares and 5.25 million warrants in various states where such securities may be sold.

In April 2000, the Company received paid subscriptions for 92.5 units for gross proceeds of $6,937,500.

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

1999 EQUITY INCENTIVE PLAN

On October 19, 1999 the shareholders approved the 1999 Equity Incentive Plan (the "1999 Plan") which provides for the grant of (1) both incentive and nonstatutory stock options, (2) stock bonuses, (3) rights to purchase restricted stock and (4) stock appreciation rights. The 1999 Plan was adopted by the Board of Directors on September 15, 1999 and provides a means by which selected officers and employees of and consultants to the Company and its affiliates may be given an opportunity to purchase stock in the Company, to assist in attracting and retaining employees holding key positions and to provide incentives for such persons to exert maximum efforts. The 1999 Plan is administered by the Board of Directors of the Company, which has exclusive power over the granting of options and their vesting provisions. The Company has reserved a total of 4,000,000 shares of Common Stock for issuance under the 1999 Plan of which 1,165,000 options have been granted to employees, directors and consultants at an exercise price of $1.00 per share.

RESULTS OF OPERATIONS

REVENUE. Revenue consists of fees received from the sale of e-commerce solutions, the design and Web site development, implementation and support. Revenue was $7,300 for the three months ended March 31, 2000, (down from $14,400 for the previous fiscal quarter), and $31,000 for the nine-month period ended March 31, 2000. The decline was due to our emphasis on sales of our goXML search engine and while we had three installations under way at March 31, 2000, we had not invoiced these sales.

RESEARCH AND DEVELOPMENT EXPENSES. Product and content development costs include expenses we incur to develop our technology and our clients' web sites. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain software and web sites. For the three and nine months ended March 31, 2000, these costs were $215,900 and $504,000 respectively. The increased expenditures in the quarter just ended, which compare to $166,700 for the previous quarter, reflect increased staffing levels.

SALES AND MARKETING EXPENSES. Marketing, sales and client services costs include expenses we incur to obtain and maintain client relationships. These costs include fees paid to contractors and consultants, related travel and incidental costs and occupancy costs for our Seattle sales office. For the three months ended March 31, 2000, sales and marketing expenses were $71,400 and are largely unchanged from the $69,200 recorded in the previous quarter. Total sales and marketing expenses for the nine months ended March 31, 2000 were $173,500.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries, contractor fees and related costs for general corporate functions, including travel, finance, accounting and legal expenses. For the three and nine months ended March 31, 2000, general and administrative expenses were $183,400 (up from $143,300 in the three months ended September 30, 1999) and $422,900 respectively. The increase in the last quarter reflected professional fees associated with licensing our products and defending our intellectual property and travel costs. In the previous quarter, we treated $33,600 in professional costs as deferred issue costs associated with a financing that we were pursuing, however that financing did not complete and we expensed this amount in the current quarter. We incurred a further $70,500 in professional costs which we treated as deferred issue costs and accordingly did not recognize such costs in the statement of operations.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation expense reflects depreciation of computer hardware, software and equipment over their estimated useful lives of between two and three years. Depreciation expense was $8,700 and $21,600 respectively for the three and nine months ended March 31, 2000. The company recorded only nominal amortization expense in regard to trademarks and patents as these costs largely relate to applications that had not been granted at March 31, 2000.

FAIR VALUE OF STOCK OPTIONS. The Company reports the financial impact of stock options using APB-25. Accordingly, we record the fair value of stock options granted to non-employees as an operating expense based on the fair value of the options at the date the services were performed. During the three months ended March 31, 2000 we granted 275,000 options to non-employees at an exercise price of $1.00. We estimate that the fair value of each of these options was approximately $0.22. We have recorded an expense of $49,300 in respect of options that have vested and a deferred compensation amount of $12,200 in regard to the remaining options that vest in May and June 2000.

INTEREST INCOME. During the three and nine months ended March 31, 2000, the company earned interest income of $24,100 and $26,300 respectively on funds received by way of the issuance of securities. Interest income has increased over prior periods since funds received from private equity placements have greatly exceeded operating expenditures with the result that cash and cash equivalents increased in the period.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the placement of equity securities and advances from our principal stockholder. In the three months ended March 31, 2000, we received net proceeds of approximately $1,585,000 from a private offering of equity securities. Issue costs associated with these offerings, which have been offset against the net proceeds of the offering, were not material. In aggregate, we have raised net proceeds of $3,738,000 through the placement of equity securities. As of March 31, 2000 we had $2,353,800 in cash and cash equivalents.

We have incurred costs to design, develop and implement search engine and electronic commerce applications and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of March 31, 2000, we had an accumulated deficit of $1,235,000. These losses have been primarily funded through private placement of equity securities.

To date, we have experienced negative cash flows from operating activities. For the nine months ended March 31, 2000, the net cash used in operating activities was primarily attributable to our net operating loss of $1,114,200. The net loss for the quarter was partially offset by non-cash depreciation and amortization of $21,700, the fair value of options granted to employees of $49,300 and a net cash outflow of $28,500 with respect to working capital changes. For the nine months ended March 31, 2000, net cash used in operating activities was therefore $1,071,800.

For the nine months ended March 31, 2000, net cash used in investing activities was $113,100. We spent $80,300 on computer hardware, software and equipment and $32,800 on patent and trademark applications. The computer hardware and software purchases related to server upgrades and computers used by programmers.

For the nine months ended March 31, 2000, net cash provided by financing activities was $3,532,549 attributable to the private placements of equity securities, offset by related issue costs, repayment of the note payable and the deferred issue costs related to a proposed financing.

Changes in exchange rates had a net effect of decreasing our cash balance by $3,500.

As of March 31, 2000, we had no contractual capital commitments outstanding, although we expect that our Vancouver office relocation and expansion will cost about $50,000.

Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $497,000 for the quarter ended March 31, 2000. We expect losses from operations and negative cash flow to continue for the foreseeable future, at least through the year 2000, as a result of our expansion plans and our expectation that operating expenses will increase significantly in the next several years. The rate at which these losses will be incurred are likely to increase from current levels. Although we have experienced revenue growth, revenues have been substantially less than expenses and may not increase in the future. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a materially adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

We currently estimate that available cash resources at March 31, 2000 in conjunction with funds raised in April 2000 will be sufficient to meet our anticipated needs for working capital and capital expenditures through June 2001. We may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a materially adverse effect on our business, financial condition and results of operations.

Some of our revenues and a substantial portion of our payroll is paid outside the United States in currencies other than US dollars. Because our financial results are reported in US dollars, they are affected by changes in the value of the various foreign currencies in which we make payments in relation to the US dollar. We do not cover known or anticipated currency fluctuation exposures through foreign currency exchange option or forward contracts. The primary currency for which we have foreign currency exchange rate exposure is the Canadian dollar. Our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities are carried at cost which approximates their fair value because of the short-term maturity of these instruments.

YEAR 2000

Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are commonly referred to as the year 2000 problem. We have not incurred and nor do we expect to suffer any Year 2000 problems.

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

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

Subsequent to the merger of XML-Technologies and ICF on August 27, 1999 and the issuance of the units described in Notes 1 and 8 on that same date, the Company issued additional common shares and stock purchase warrants, as described below. Any costs associated with the issuances were not material. All issuances are exempt from registration in reliance on Rule 506 of Regulation D or Section 4(2) of the Securities Act of 1933.

Effective January 13, 2000, the Company entered into a Securities Purchase Agreement (the Agreement) with XMLFund LLC (XMLFund). Under the Agreement, XMLFund agreed to purchase 500,000 units at a price of $2.00 per unit for total proceeds of $1 million. Each unit consists of two shares of common stock, one Class A warrant and one Class A-1 warrant. Each Class A warrant entitles XMLFund to purchase one additional share of common stock at a price of $2.00 per share, and each Class A-1 warrant entitles XMLFund to purchase one additional share of common stock at a price of $0.07 per share. The term of the $2.00 warrants is three years and the term of the $0.07 warrants is 60 days. The $0.07 warrants were exercised in March 2000 from which the Company received gross proceeds of $35,000. If within one year of the sale of the units (or once all warrants are exercised, if earlier) the Company proposes to register any of its common stock under the Securities Act of 1993 in connection with a public offering, the Company agrees to use its best efforts to register also the shares held by XMLFund. In the event the Company proposes to offer for sale any new common shares or securities convertible into common shares, or any other class of capital stock, the Company has granted XMLFund the preemptive right to purchase additional shares necessary to maintain its percentage interest in the Company.

Effective February 22 and February 29 the Company entered into agreements to issue a total of 550,000 units at a price of $1.00 per unit for total proceeds of $550,000. Each unit consists of one share of common stock and one warrant. Each warrant entitles holders to purchase one additional share of common stock at a price of $4.00 per share. The warrants expire on December 31, 2000. If within one year of the sale of the units the Company proposes to register any of its common stock under the Securities Act of 1933 in connection with a public offering, the Company agrees to use its best efforts to register also the shares issued in these private placements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the quarter ended March 31, 2000.

ITEM 6.   EXHIBITS AND REPORTS FILED ON FORM 8-K

There are no Exhibits filed with this current report on Form 10-QSB.

                                  SIGNATURES

                              XML-Global Technologies, Inc.



Date:  May 19, 2000           By:  /s/ Peter Shandro
                                   --------------------------------
                                   Peter Shandro, Chairman of the Board and
                                    Chief Executive Officer


Date:  May 19, 2000           By:  /s/ Simon Anderson
                                   --------------------------------
                                   Simon Anderson, Chief Financial Officer