Form 10KSB
period 2000-06-30
XML GLOBAL TECHNOLOGIES INC
filed 2000-09-15
CIK 1048501

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-KSB

(Mark One)

[X]  Annual report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
                    For the period ended June 30, 2000

                                    OR

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

                      Commission file number: 0-23391

                        XML-GLOBAL TECHNOLOGIES, INC.
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)

     Colorado                                     84-1434313
---------------------------------            --------------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)

                      Suite 9 - 1818 Cornwall Avenue
                       Vancouver, BC, Canada V6J 1C7
       ------------------------------------------------------------
       (Address of principal executive offices, including zip code)

      Registrant's Telephone No., including area code: (800) 201-1848

       -------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes  X  No
                                                               ----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.                            [ ]

The issuer's revenues for its most recent fiscal year were $53,185.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of June 30, 2000 was $9,300,000.

There were 27,505,000 shares of common stock outstanding, as of September
6, 2000.

The following documents are incorporated by reference.

Transitional Small Business Disclosure Format (Check one):
                                                  Yes          No    X
                                                    ------       -----

                                  PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT.


Effective August 27, 1999, XML-Technologies, Inc. (XML-Technologies) and International Capital Funding, Inc. (ICF) entered into an Agreement and Plan of Reorganization (the Agreement). In accordance with the Agreement, the stockholders of XML-Technologies received 12.5 million shares of ICF stock in exchange for the 12.5 million outstanding shares of XML-Technologies. The transaction was accounted for as a recapitalization of XML-Technologies and the accompanying consolidated financial statements present the financial position, results of operations, and cash flows of XML-Technologies. After entering into the Agreement, the ownership percentage of the original stockholders of XML - Technologies was reduced from 100% to 71%.

ICF was organized in 1991 for the purpose of consummating a merger or acquisition with a private entity. Prior to entering into the Agreement, it had no material amount of assets or liabilities and no operations. Subsequent to completing the Agreement, ICF changed its name to XML-Global Technologies, Inc. (XML-Global Technologies or the Company) and changed its year-end to June 30.

The capital structure in the accompanying consolidated financial statements reflects a ten for one forward stock split of ICF shares authorized on August 3, 1999 in anticipation of entering into the Agreement.

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

For the period May 18, 1999 through June 30, 1999, the Company and its subsidiaries' efforts were devoted to legal formation; financial planning; recruiting directors, advisors and employees'; and raising additional financing. Development stage operations during this period were financed with a loan from a director of the Company. In July, 1999, the Company commenced selling its e-commerce software and, accordingly, is no longer a development stage company.

BUSINESS OF ISSUER


We, together with our subsidiaries, are positioning ourselves to take advantage of what we believe is one of the most significant trends in business today: the adoption of a complete, e-business strategy using XML (eXtensible Markup Language) by global businesses. XML is a markup language that is able to add structure, intelligence and content identification to information on the Internet or Intranets. By being able to attract and retain persons who are at the forefront of XML technology, we have been able to identify and develop several commercial products and services that will enable us to exploit the XML opportunities. Our primary objective is to assist businesses in their effort to migrate from HTML to XML. There is an emerging market for XML-based tools such as our search engine and other e-commerce products which will be targeted and served by our XML specialists.

OPERATIONS


The founders of the Company began working with Extensible Markup Language ("XML") in early 1998 and began to develop software as a group in the fall of 1998. XML Technologies, Inc. was formed in May 1999 to develop commercial applications using the founders' XML expertise. In July 1999, we commenced sales of Cartnetwork, our proprietary e-commerce software and in July 1999, we announced goXML, which we believe is the world's first XML context search engine. On September 29, 1999, we filed an application with the United States Patent Office in respect of our goXML search engine under the title "Authoring, altering, indexing, storing and retrieving electronic documents embedded with contextual markup".

We continue to develop proprietary XML-based solutions for the Internet-based economy with a focus on e-commerce and the conversion of data from legacy formats to XML. As an adjunct to our e-commerce business, we develop web sites for our clients. Our main sources of revenue are currently from the development of web sites and the licensing of our e-commerce software.

During the year ended June 30, 2000, most of our operations were funded by the sale of equity securities and revenues were not a significant contributor to cash flow. As a result, we were not economically dependent on any customer or group of customers.

ABOUT XML


Previously Web pages have been written on HTML (HyperText Mark-up
Language). HTML is essentially a presentation technology, concerned with how a browser should arrange text and graphics on a page.

HTML was never designed or intended to accommodate the complexity and quantity of information on the Web. HTML browsers cannot identify or determine the meaning of a word or presentation on a page. For example, if you were looking for a book authored by a person named "Gold," you may search terms such as "gold" and "book." Yet, an HTML browser cannot differentiate between "books by Gold" and "books about gold" and therefore might present the searcher with irrelevant information.

In response to this acknowledged difficulty, the World Wide Web Consortium ("W3C"), the industry association that promotes standards for the evolution of the Web, defined a new mark-up standard known as XML. XML is a very simple and flexible text format which, like HTML, is tag based and saves its information in plain text files. However, while HTML defines a set of tags used for formatting and displaying text, XML defines a set of tags used for representing text as pieces of information. XML was originally designed to meet the challenges of large-scale electronic publishing. However, with new XML tools, products and services being introduced, we believe that the greatest potential for XML will be related to business-to-business applications and, in particular, order processing and order fulfillment.

XML allows individual users to easily customize the presentation of their data to meet their specific needs. XML overcomes the limitation of HTML in that it:

     * Provides metadata, or data about information, that will help people find information and help information producers and users find each other.

     * Delivers information to users in a form that allows automatic processing after receipt.

     *    Enables media independent international electronic publishing.

     * Makes it easy for users to process data using inexpensive software.

     *    Allows users to display information in any form.

The advantages flow from the fact that XML allows each writer to define the tags that mark up and identify the type of data contained in a particular document. Commerce on the Internet is undergoing global changes, including a shift in mark-up language technology. HTML based e-commerce systems have severe limitations in terms of portability, data recognition and integration with back-end systems, and generally fail to provide a streamlined client-friendly approach to e-commerce. XML addresses these limitations, primarily through its inherent extensibility and is therefore ideal for creating industry wide shopping systems.

BUSINESS STRATEGY


OUR MARKETING STRATEGY

We intend to pursue the global business-to-business e-commerce market with
our search engine and software tools.   Our initial marketing strategy will
focus on forming partnerships and affiliations with leading software and XML companies.

GOXML.COM AND EXPRESSXCHG MARKETING STRATEGY

     * Corporate Partnerships and Affiliations. We are developing strategic alliances with businesses offering complementary software; for example, database vendors, and related services and system integrators.

     * License GoXML. We will target companies in industry segments, such as publishing and education, that need to search for information from many disparate sources. We believe that these companies are likely to be early adopters of XML and they will find it more cost effective to license a search engine than develop one. We have recently licensed GoXML to a Korean company. Direct sales, telesales and e-support for the marketing campaign form the basis of our licensing strategy.

     * License expressXchg. We will target companies that wish to adopt an e-business strategy using their existing computer systems, and businesses setting up "net markets" that allow online trading between many unrelated companies. As with GoXML, these businesses are likely to be early adopters and many of these companies will be potential customers for boh GoXML and expressXchg. For the foreseeable future we will rely on direct sales to promote expressXchg operations.

     * Develop the convert2xml.com Website. This Website will be an important source of technical information, instructions and tutorials on how to write XML and will provide free software for converting simple HTML to XML.

     * XSLT.com. We developed this Website to advance XSLT and promote technical contributions. XSLT is at the recommendation stage of the W3C and is expected to become the dominant language for template-based stylizing of XML documents.

XML COMMERCEPRO MARKETING STRATEGY

The end-users for our XML CommercePro software are small and medium e-commerce businesses seeking an XML-enabled e-commerce solution. In order to effectively reach such businesses, we market XML CommercePro to e-commerce hosting businesses, such as ISPs, ASPs and server farms that have multiple e-commerce clients. By using XML CommercePro, the hosting businesses offer their clients the ability to XML-enable their e-commerce Websites.

Our sales and marketing approach combines direct sales through our Seattle and Vancouver offices with a web presence at our CartNetwork site. The basic software for XML CommercePro is available as a free download at the CartNetwork site allowing both web hosting businesses and end-users to sample the software before committing to a purchase.

By allowing free downloads (averaging 100 per week) of the LeCart shopping cart program, we believe that we will expose our XML CommercePro to its intended audience of small to medium e-commerce providers. XML CommercePro is XML enabled and appeals to individuals and corporations that want to be able to sell online and utilize our XML e-commerce solution. The product is currently being re-branded to focus on the XML capability of the product as well as to use it as a link to the GoXML.com site and to promote our core XML products.

OUR STRATEGIC RELATIONSHIPS


We have developed important relationships with many of the leading XML firms and we are also maintaining an active role in associations and industry consortiums that are considered leaders in the development of XML standards.

CORPORATE RELATIONSHIPS


We have agreements or are in negotiation with a number of major software companies for the exchange, development and cross-license of XML and other applications. We consider the creation and maintenance of these relationships to be important to our business development and future success.

*    PENOP, LTD.

In May, 2000, we purchased from PenOp, Ltd. a non-exclusive license to use its patented technology that permits verifiable electronic signatures for a wide range of eBusiness and web-based systems. Known as "Ceremony," the technology allows individuals to sign and secure electronic transactions with an electronic signature that replaces ink signatures for paper transactions. We paid a total of $250,000 for the license. We intend to incorporate Ceremony into several of our proprietary XML applications.

*    B2B INTERNET, INC.

In June 2000, we entered into a software development and license agreement with B2B Internet, Inc., a Korean Internet software and technology company. Under the agreement, we are developing a net market solution using our GoXML and expressXCHG products. The product is scheduled to be completed in December 2000 for a total development fee of $950,000. When completed, the software will be owned by B2B Internet and will be part of an integrated online marketplace that allows buyers and sellers to better communicate and transact business. Under the agreement we will receive sublicense fees when B2B Internet sublicenses our products in Korea where they will have exclusive distribution rights for four years.

STANDARDS ASSOCIATIONS

     * XML EDI. This is a consortium of over 1,500 of the world's leading technology-based companies co-founded and directed by David Webber, one of our Directors. Its purpose is to promote the exchange of information and technology among participants in the XML-EDI industry.

     * ebXML. This is an association sponsored by the United Nations and OASIS whose mandate is to develop standards for businesses to use the Internet for the exchange of data and e-commerce and business-to-business transactions using XML. Duane Nickull, our President, is Editor of the Technical Architectural Committee of ebXML.

     *    OASIS.   OASIS is a non-profit international consortium of users
          and vendors dedicated to the promotion of open specifications for the exchange of structured data. It is focused on the definition and implementation of XML communication.

In addition, we maintain ongoing dialogues with many technology and software companies that are involved in the growing XML industry. These discussions and relationships have not resulted in specific business arrangements or revenues, but rather they position us to capture possible future opportunities should they arise.

PRODUCTS


We have developed and are using our proprietary technology to commercialize a suite of applications for e-business to help companies convert from HTML to XML. We believe that this technology, together with technology we currently have under development, will allow existing businesses to successfully adopt XML database structures:

     * GoXML - is, we believe, the first context XML search engine, allowing users to search for terms according to the type of information they are looking for. Version 1.0 of GoXML was launched in July 1999 and was designed to handle over 60 million documents. It is based on our proprietary technology that is patent pending, and uses a proprietary spidering program that scans the Internet to find and index XML data. We released Version 2.0 together with a software developer kit in August 2000. Version 2.0 is designed to handle up to 200 million complex documents. One application for the search engine product is for corporate intranets of companies that have already converted databases to XML. The Internet-based version of the search engine has been showcasing our technology since July 1999.

     * expressXCHG - is a patented data transformation tool under final development that allows direct interface between different systems including EDI, HTML, EDIFACT / X12, SAP BAPIs with an expected release in November, 2000. We are developing expressXCHG to be able to effect the conversion between all of these standards and XML. We believe this to be a key component to the migration and interchange of business data on the Internet.

     * XML CommercePro - is an XML enabled multi-user shopping cart system designed for ISPs (Internet Service Providers), CSPs (Commerce Service Providers) and ASPs (Application Service Providers). It was first launched in June 1999 but one of its components, LeCart, has been commercially available since September 1998. Its setup-once, run-anywhere design means it not only enables hosted clients' Websites for e-commerce, but any Website on the Internet as well. The software has a simple browser-based administration interface which will allow users to sign up manually or online, thereby becoming e-commerce enabled immediately.

     * XML Data Conversions - XML Global is developing solutions to enable Websites to seamlessly integrate an XML-based solution into their Web presence. One such solution is eXtensible Object Server Pages (XOSP). XOSP is the XML equivalent to the ASP (Active Server Pages) standard which was developed by Microsoft. This software allows web masters and ISPs to mark up HTML documents with XML, thus providing all of the retrieval benefits of XML to HTML documents. XOSP will be used along with our other tools to develop other XML-based business applications.

COMPETITION IN GENERAL


As in most technology-based industries, competitive advantages in our industry are gained by speed of market entry, availability of working capital, scope and scalability of software functionality, adaptability to different applications, existence or access to distribution channels and, of course, technological innovation and related patent protection. Our greatest advantage is in our patented technology; however, many of our competitors have better finances and have better access to channels of distribution. Each of these factors applies to our business, which is quickly evolving.

Our competitors are frequently quite secretive about their development efforts, but because of the rapid evolution of XML technology, we expect new competitive product releases will appear quickly and frequently.

COMPETITION WITH GOXML SEARCH ENGINE

Our competition comes from a variety of companies who have adopted XML and are using various XML-based products for commercial purposes.

PRIVATE SEARCH ENGINES

     * Sequoia Software has what we believe to be the only other pure XML search engine which is called "Xdex." This is for use in intranet applications with very small businesses. To our knowledge, the product has not yet been commercially launched, and its future release date is unknown.

     * Inktomi has an HTML search engine created at the University of California at Berkeley. It develops and markets software design for Internet infrastructure and media companies. It works with leading companies including America On Line, British Telecommunications, Cnet, Excite@Home, Intel, Microsoft, Real Networks, Sun Microsystems and Yahoo. The Inktomi search engine is licensed to both public search portals and private corporations for their intranets. There is no public portal for a direct query of the Inktomi index directly. We believe that Inktomi is the industry leader in search engine licensing. Based on published reports, it reported 1999 revenues of $71,000,000 and handled 2.9 billion queries in the fourth quarter alone.

     * Ultraseek, as a division of Go.com (a Disney company), launched its Ultraseek server in 1997 and now claims customers such as Sun Microsystems, 3Com and Ericsson. Ultraseek's 3.0 version provides support for indexing and search of XML documents. They have modified their HTML search engine to recognize XML documents. Ultraseek is not actively marketed and, to our knowledge, is not a context-based search engine.

     * IBM, like Ultraseek, has modified an existing HTML search tool to accommodate XML documents. This product has not been commercially launched to date.

COMMERCIAL SEARCH ENGINES

We believe that eventually our GoXML.com search engine will compete with the large Web-based search portals. To date, there are not a sufficient number of XML documents to make a commercial Internet XML portal competitive with HTML search portals, and we are not presently capable of competing with the HTML-based search portals. However, we believe that we ultimately may compete with the larger HTML based search portals such as Alta Vista, Ask Jeeves, Excite, Go.com, Goto.com, Google, HotBot, Look Smart, Snap and Yahoo.

COMPETITION WITH expressXCHG


Several companies have developed XML/EDI translation systems that compete with our expressXCHG transformation software:

     * XML Solutions offers its XEDI translator which can convert EDI documents to XML documents for transmission over the public Internet or private networks.

     * EComXML offers secure EDI/Backoffice integration. Its EComTalk Server is a secure e-commerce gateway for the exchange of transaction documents.

     * IBM has recently moved into a beta testing stage for its new EDI to XML translator. When fully deployed, IBM has estimated substantial savings for its internal systems resulting from a broad implementation of this translator.

COMPETITION WITH XML COMMERCEPRO

There are many e-commerce shopping cart programs available for sale, and a growing number available for free on the Internet. Although certain of these programs directly compete with our bolt-on capability, none of these programs, we believe, compete with us in being able to input and output XML product data. We intend to continue to sell and license our product to be sublicensed, in many cases at very competitive prices. If the use of XML increases and e-commerce applications begin utilizing XML, we would expect to experience increased competition.

INTELLECTUAL PROPERTY


PATENTS AND LICENSES

We have filed a 51 point patent with the United States Patent and Trademark Office on our XML search engine and are in the process of preparing two other patents relating to our proprietary technologies. We also have a perpetual worldwide exclusive license to use and sublicense and make, use and sell products based on the expressXCHG technology, including, without limitation, the patented "expressXCHG" software. No assurance can be given that any patent will be issued or that the scope of any patent protection will exclude competitors or that any patent, if issued, will be held valid if subsequently challenged.

We have recently licensed Ceremony from PenOp, Ltd., a technology-based electronic signature product. This capability will be incorporated into several of our XML applications.

OTHER INTELLECTUAL PROPERTY

As we discussed under the section "Risk Factors," we have applied with the United States Patent and Trademark Office to register the following trademarks all of which are still pending:

     *    GoXML
     *    XOSP
     *    XHML
     *    LeCart
     *    XOP

In addition we have registered the following domain names:

     *    www.GoXML.com
          -------------
     *    www.lecart.com
          --------------
     *    www.cartnetwork.com.
          --------------------
     *    www.cartnetwork.net
          -------------------
     *    www.convert2xml.com
          -------------------
     *    www.findxml.com
          ---------------
     *    www.xslt.com
          ------------
     *    www.xosp.com
          ------------
     *    www.xosp.net
          ------------
     *    www.xosp.org
          ------------
     *    www.walkaboutwebs.com
          ---------------------
     *    www.xmldirectory.com
          --------------------

While we have applied for registration of the foregoing trademarks and registered domain names in an effort to protect them, we cannot be sure of the nature or extent of the protection afforded, since trademark registration does not assure any enforceable rights under many circumstances and there exists significant uncertainty surrounding legal protections of domain names.

In addition, we try to protect our software, to the extent not patentable, by registering copyrights of the source code. However, there can be no assurance that any steps that we take in this regard will be adequate to deter misappropriation of our proprietary rights or independent third parties developing functionally equivalent products. Despite our precautions, unauthorized parties may attempt to engineer, reverse engineer, copy, or obtain and use our products or other information.

Although we believe that our products do not infringe on the intellectual property rights of others, there can be no assurance that an infringement claim will not be asserted against us in the future. The prosecution or defense of any intellectual property litigation can be extremely expensive and would place a material burden upon our working capital.

RESEARCH AND DEVELOPMENT

We have 24 full time employees devoted to software research and development and Website development. In the period ended June 30, 1999, and the year ended June 30, 2000, we expended approximately $49,800 and $774,100 respectively, for research and development costs related to our products.

EMPLOYEES

We now have 34 full time employees most of whom are located at our principal office in Vancouver, British Columbia. In addition, we also have an additional labor pool consisting of contract professionals that are hired on a part-time basis.

COST OF COMPLIANCE WITH ENVIRONMENTAL LAWS

We did not incur any separately identifiable costs to comply with environmental laws.


ITEM 2. DESCRIPTION OF PROPERTY


We maintain our corporate headquarters in Vancouver, Canada, and a sales office in Seattle, Washington State. The Vancouver lease agreement is for approximately 6,800 square feet of office space and expires in 2005. The Seattle lease is month to month for 500 square feet. We also have geographically dispersed employees who work out of home offices.

The Company owns or leases a variety of computers and other computer equipment for its operational needs. This year the Company has significantly upgraded and expanded its computers and related equipment in order to increase efficiency, enhance reliability, and provide the necessary base for business expansion.

The Company believes that its facilities and equipment are suitable and adequate for the business of the Company as presently conducted.


ITEM 3. LEGAL PROCEEDINGS


There are no pending material legal proceedings to which we are a party, and we are not aware of any threatened legal proceedings involving us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                  PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


TRADING INFORMATION

The shares of the Company are not traded on any automated quotation system, stock market or exchange.

HOLDERS

As of June 30, 2000, the Company had approximately 156 shareholders of record. This does not include shareholders who held stock in accounts at broker/dealers.

DIVIDENDS

The Company has not declared or paid any cash dividends on its capital stock since inception and does not expect to pay any cash dividends for the foreseeable future. The Company currently intends to retain future earnings, if any, to finance the expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES

1. In August 1999, the Company issued 12,500,000 shares of common stock in exchange for 12,500,000 shares of common stock of XML-Technologies, Inc., a Nevada corporation. The shares were issued to 23 persons, all of whom qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

2. In August 1999, we issued and sold a total of 2,330,000 units in consideration of $1.00 per unit. The units consisted of one share of common stock and one warrant exercisable until December 31, 2000 to purchase an additional share of common stock at an exercise price of $4.00 per share. The shares were issued exclusively to investors who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

3. In September 1999, we issued warrants exercisable to purchase 200,000 shares of our common stock at an exercise price of $5.00 per share to a consultant in consideration of consulting services. The warrants were issued to one consultant who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act.

4. In January 2000, we issued to one private investment fund 500,000 units in consideration of payment in the amount of $2.00 per unit. Each unit consisted of two shares of our common stock, one warrant exercisable for three years to purchase an additional share of common stock at $2.00 per share and an additional warrant exercisable for 60 days to purchase an additional share of common stock at an exercise price of $.07 per share. The units were issued to one institutional investor that qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

5. In February 2000, we sold to a private trust 500,000 units at a price of $1.00 per unit. Each unit consisted of one share of common stock and one warrant exercisable until December 31, 2000 to purchase an additional share of common stock at an exercise price of $4.00 per share. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

6. In April 2000, we sold to two investors 150,000 units at a price of $1.00 per unit. Each unit consisted of one share of our common stock and one additional warrant exercisable until December 31, 2000 to purchase an additional share of common stock at an exercise price of $4.00 per share. The investors qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

7. In April 2000, we sold an aggregate of 92.5 units at a price of $75,000 per unit. Each unit consisted of 50,000 shares of our common stock and 50,000 warrants exercisable for 18 months to purchase an additional share of common stock, initially at an exercise price of $4.00 per share and $6.00 after six months. The units were sold to 50 investors, each of which qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

8. In April 2000, we issued to an investment banker a unit purchase option exercisable to purchase for 18 months 9.25 units at an exercise price of $75,000 per unit. Each unit consists of 50,000 shares of our common stock and 50,000 warrants. The investment banker qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

9. In March 2000, we issued 500,000 shares of our common stock in consideration of $.07 per share pursuant to the exercise of the warrant issued to the private investment fund as part of the units identified in Paragraph 4 above. The shares were issued to one investor who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

10. In April 2000, we sold to the same private trust identified in Paragraph 5 above an additional 500,000 units at a price of $1.00 per unit. Each unit consisted of one share of common stock and one warrant exercisable until December 31, 2000 to purchase an additional share of common stock at an exercise price of $4.00 per share. The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act. The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

11. In June 2000 we issued to Mr. David Webber, one of our directors, 1,000,000 shares of our common stock in exchange for 60% of the issued and outstanding shares of common stock of DataXchg, Inc. Mr. Webber qualified as an "accredited investor" within the meaning of Rule 501(A) of Regulation D under the Securities Act. The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act pursuant to the exemptions set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

REVENUE. Revenue consists of fees received from the sale of e-commerce solutions, the design and Web site development, implementation and support. Revenue was $53,200 for the year ended June 30, 2000, compared to $2,100 for the previous fiscal year. The increase was due to the longer fiscal period, sales of software products under development during the previous fiscal period and a generally increased scale of operations.

RESEARCH AND DEVELOPMENT EXPENSES. Product and content development costs include expenses we incur to develop our technology and our clients' web sites. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain software and web sites. For the year ended June 30, 2000 and 1999, these costs were $774,100 and $49,800 respectively. The increased expenditures in the year just ended, reflect increased staffing levels to accelerate development of existing and new products.

SALES AND MARKETING EXPENSES. Marketing, sales and client services costs include expenses we incur to obtain and maintain client relationships. These costs include fees paid to contractors and consultants, related travel and incidental costs and occupancy costs for our Seattle sales office. For the year ended June 30, 2000, sales and marketing expenses were $218,700. Sales and marketing expenses in the previous period were not material. The increase is due to the addition of staff and corporate identity and sales initiatives undertaken in the current year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries, contractor fees and related costs for general corporate functions, including travel, finance, accounting and legal expenses. For the year ended June 30, 2000, general and administrative expenses were $629,100, up from $70,100 in previous year. The increase reflects the longer fiscal period, increased staff, travel costs and professional fees associated with licensing our products and defending our intellectual property.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation expense reflects depreciation of computer hardware, software and equipment over their estimated useful lives of between two and three years. Depreciation expense was $35,600 and $3,100 respectively for the years ended June 30, 2000 and 1999. The company recorded only nominal amortization expense in regard to trademarks and patents as these costs largely relate to applications that had not been granted at June 30, 2000.

FAIR VALUE OF STOCK OPTIONS. The Company reports the financial impact of stock options using APB-25. Accordingly, we record the fair value of stock options granted to non-employees as an operating expense based on the fair value of the options at the date the services were performed. During the year ended June 30, 2000 we granted 275,000 options to non-employees at exercise prices of $1.00 per share. We estimate that the fair value of each of these options was approximately $0.22. We have recorded an expense of $55,900 in respect of options that have vested; 25,000 of the options granted to non-employees were forfeited during the period. There was no corresponding expense in the prior year, as we had not issued any stock options.

INTEREST INCOME. During the year ended June 30, 2000, the company earned interest income of $94,200. We did not earn any interest income in the year ended June 30, 1999. Interest income has been earned on funds received from private equity placements which have exceeded operating expenditures to date with the result that cash and cash equivalents increased in the period.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the placement of equity securities and advances from our principal stockholder. In the year ended June 30, 2000, we received net proceeds of approximately $10,477,100 from private offerings of equity securities. Issue costs associated with these offerings, which have been offset against the net proceeds of the offering, were $840,200. As of June 30, 2000 we had $7,535,900 in cash and cash equivalents and $1,000,000 in short term investments.

We have incurred costs to design, develop and implement search engine and electronic commerce applications and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of June 30, 2000, we had an accumulated deficit of $1,694,100. These losses have been primarily funded through private placement of equity securities.

To date, we have experienced negative cash flows from operating activities. For the year ended June 30, 2000, net cash used in operating activities was primarily attributable to our net operating loss of $1,573,200. The net loss for the year was partially offset by non-cash depreciation and amortization of $35,600, the fair value of options granted to employees of $55,900 and a net cash outflow of $27,600 with respect to working capital changes. For the year ended June 30, 2000, net cash used in operating activities was therefore $1,509,300. In the year ended June 30, 1999 $63,500 was used in operating activities.

For the year ended June 30, 2000, net cash used in investing activities was $1,434,900. We spent $129,700 on computer hardware, software and equipment, $10,000 on leasehold improvements, $45,200 on patent and trademark applications, $250,000 on intellectual property, and $1,000,000 on short-term investments. The computer hardware and software purchases related to server upgrades and computers used by programmers. The leasehold improvements relate to our new Vancouver offices which opened in June 2000.

For the year ended June 30, 2000, net cash provided by financing activities was $10,477,100 attributable to the private placements of equity securities, offset by related issue costs. In addition, we acquired a 60% interest in DataXchg, Inc. at a deemed price of $1,000,000 in exchange for the issuance of 1,000,000 shares of common stock. In the year ended June 30, 1999, $135,100 was provided by financing activities relating to the issuance of a note payable.

Changes in exchange rates had a net effect of decreasing our cash balance by $6,700.

As of June 30, 2000, we had no contractual capital commitments outstanding.

Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $1,573,200 during the year ended June 30, 2000. We expect losses from operations and negative cash flow to continue for the foreseeable future, at least through fiscal 2001, as a result of our expansion plans and our expectation that operating expenses will increase significantly in the next several years. The rate at which these losses will be incurred is likely to increase from current levels. Although we have experienced revenue growth, revenues have been substantially less than expenses and may not increase in the future. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a materially adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

Our working capital requirements depend on numerous factors. We have experienced increased expenditures since inception, consistent with growth in our operations and staffing, and expect that this trend will continue for the foreseeable future. We anticipate incurring additional expenses to increase our marketing and sales efforts, for software and infrastructure development. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, the expansion of our marketing and sales programs and brand promotions. If we experience a shortfall in revenue in relation to expenses, or if our expenses precede increased revenue, our business, financial condition and results of operations could be materially and adversely affected

We currently estimate that available cash resources at June 30, 2000 will be sufficient to meet our anticipated needs for working capital and capital expenditures through June 2001. We may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a materially adverse effect on our business, financial condition and results of operations.

Some of our revenues are earned and a substantial portion of our payroll and other expenses are paid outside the United States in currencies other than US dollars. Because our financial results are reported in US dollars, they are affected by changes in the value of the various foreign currencies in which we make payments in relation to the US dollar. We do not cover known or anticipated currency fluctuation exposures through foreign currency exchange option or forward contracts. The primary currency for which we have foreign currency exchange rate exposure is the Canadian dollar. Our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities are carried at cost which approximates their fair value because of the short-term maturity of these instruments.

ITEM 7. FINANCIAL STATEMENTS









              XML-GLOBAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                       INDEPENDENT AUDITOR'S REPORT

                                    AND

                           FINANCIAL STATEMENTS

                          JUNE 30, 2000 AND 1999

             XML - GLOBAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                             TABLE OF CONTENTS

                          JUNE 30, 2000 AND 1999

                                                                       Page

INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . . . . . . . . . . . .1

CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . .2

     Statement of Operations . . . . . . . . . . . . . . . . . . . . . . .3

     Statement of Stockholders' Equity (Deficit) . . . . . . . . . . . . .4

     Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . .5

     Notes to Consolidated Financial Statements. . . . . . . . . . . . 6-15

                       INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
XML - Global Technologies, Inc.

We have audited the accompanying consolidated balance sheet of XML - Global Technologies, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2000 and the period May 18, 1999 (date of inception) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of XML - Global Technologies, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the year ended June 30, 2000 and the period May 18, 1999 (date of inception) to June 30, 1999 in conformity with generally accepted accounting principles.


MOSS ADAMS LLP

Bellingham, Washington
August 14, 2000


             XML - GLOBAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                          JUNE 30, 2000 AND 1999

                                  ASSETS

                                         June 30,        June 30,
                                           2000            1999
                                         ---------      ----------
CURRENT ASSETS
  Cash and cash equivalents           $  7,535,852     $     9,581
  Investments in securities available
     for sale                            1,000,000               -
  Trade accounts receivable                 17,185           8,232
  Other receivable                          53,653           3,509
  Prepaid expenses                          11,869           4,658
  Deferred income taxes                      2,622               -
                                      -------------   -------------
       Total current assets              8,621,181          25,980

PROPERTY AND EQUIPMENT, net                158,633          54,938

INTANGIBLE ASSETS
  Intellectual property rights           1,250,000               -
Trademarks and patents                      52,193           7,134
                                      -------------   -------------

TOTAL ASSETS                          $ 10,082,007     $    88,052
                                      =============   =============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable and accrued
     liabilities                      $     95,999     $    55,182
  Income taxes payable                       7,178               -
  Due to directors                               -           8,755
  Note payable                                   -         135,135
                                      -------------  --------------
       Total current liabilities           103,177         199,072
                                      ------------- ---------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.01 par value
     100,000,000 shares authorized,
     none issued and outstanding
     at June 30, 2000 and June 30,
     1999                                        -               -
  Common stock, $.0001 par value,
     500,000,000 shares authorized,
     27,505,000 and 17,500,000 shares
     issued and outstanding at June 30,
     2000 and June 30, 1999,
     respectively                            2,751           1,750
  Additional paid-in capital            11,675,258           8,079
  Accumulated other comprehensive
     income (loss)                          (5,089)              -
Accumulated deficit                     (1,694,090)       (120,849)
                                       ------------   -------------
       Total stockholders' equity
          (deficit)                      9,978,830        (111,020)
                                       ------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                    $ 10,082,007     $    88,052
                                       =============  =============











   See accompanying notes to these consolidated financial statements.


             XML - GLOBAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE YEAR ENDED JUNE 30, 2000 AND FOR THE PERIOD
             MAY 18, 1999 (DATE OF INCEPTION) TO JUNE 30, 1999


                                           2000            1999
                                           ----            ----

REVENUE                           $         53,185     $     2,137
                                      -------------   -------------

OPERATING EXPENSES
  Research and development                 774,114          49,809
  Marketing and selling                    218,713               -
  General and administrative               629,075          70,091
  Fair value of options granted to
     consultants                            55,898               -
Depreciation and amortization               35,578           3,086
                                      -------------   -------------
       Total operating expenses          1,713,378         122,986

OPERATING LOSS                          (1,660,193)       (120,849)

INTEREST INCOME                             94,161               -
                                      -------------   -------------

NET LOSS BEFORE PROVISION FOR INCOME
  TAXES                                 (1,566,032)       (120,849)

PROVISION FOR INCOME TAXES                   7,209               -
                                     --------------   -------------

NET LOSS                              $ (1,573,241)    $  (120,849)
                                     ==============   =============

LOSS PER SHARE
  Basic                               $      (0.07)    $     (0.01)
                                     ==============   =============
  Diluted                             $      (0.07)    $     (0.01)
                                     ==============   =============


    See accompanying notes to these consolidated financial statements.

                 XML - GLOBAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         FOR THE PERIOD MAY 18, 1999 (DATE OF INCEPTION) TO JUNE 30, 1999


                                                                                 Accumulated
                                                        Additional                   Other
                                    Common Stock          Paid-in   Accumulated  Comprehensive
                                 Shares     Amount        Capital     Deficit   Income (Loss)        Total
                                 ------     ------      ------------------------------------         -----
BALANCE, MAY 18, 1999
  (date of inception)                  -    $     -   $         -  $         -  $         -          $         -
Share issuances for cash      12,500,000      1,250        11,250            -            -               12,500
Net loss                               -          -             -     (120,849)           -             (120,849)
Assumption of liabilities
  of International
  Capital Funding, Inc.        5,000,000        500        (3,171)           -            -               (2,671)
                             ------------ ----------   -----------  ----------- ------------         -----------

BALANCE, June 30, 1999        17,500,000      1,750         8,079     (120,849)           -             (111,020)
Share issuances for cash       8,969,865        897    10,441,250            -            -           10,442,147
Share issuance for purchase
  of DataXchg Inc.             1,000,000        100       999,900            -            -            1,000,000
Share issuances on exercise
  of warrants                    500,000         50        34,950            -            -               35,000
Extinguishment of note
  payable to stockholder         135,135         14       135,121            -            -              135,135
Return of unvested common stock (600,000)       (60)           60            -            -                    -
Issuance of compensatory
  stock options                        -          -        55,898            -            -               55,898
Foreign currency translation
  adjustment, net of $2,622
  of tax                               -          -             -            -       (5,089)              (5,089)
Net loss                               -          -             -   (1,573,241)           -           (1,573,241)
                            ------------- ----------   -----------   ---------- -------------         -----------
     Total comprehensive
     income (loss)                                                                                    (1,578,330)
                            ------------- ----------   -----------  ----------- -------------         -----------

BALANCE, June 30, 2000        27,505,000    $ 2,751   $11,675,258  $(1,694,090) $    (5,089)          $9,978,830
                            ============= ========== ============= ============ ============          ===========



        See accompanying notes to these consolidated financial statements.

               XML - GLOBAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE YEAR ENDED JUNE 30, 2000 AND FOR THE PERIOD
               MAY 18, 1999 (DATE OF INCEPTION) TO JUNE 30, 1999

                          Increase (Decrease) in Cash

                                                2000            1999
                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                 $ (1,573,241)    $  (120,849)

Adjustments to reconcile net loss to net
  cash used in operating activities
  Stock issued in exchange for intellectual
     property rights and for services                 -          12,500
  Depreciation and amortization                  35,578           3,086
  Fair value of options granted to
     consultants                                 55,898               -
Changes in operating assets and liabilities
  Trade accounts receivable                      (8,923)         (1,661)
  Other receivables                             (49,475)         (3,509)
  Prepaid expenses                               (7,239)         (4,658)
  Trade accounts payable and accrued
     liabilities                                 39,705          50,389
  Income taxes payable                            7,209               -
  Advances due to directors                      (8,796)          1,223
                                            ------------   -------------
     Net cash used in operating activities   (1,509,284)        (63,479)
                                            ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments available for sale                (1,000,000) -
  Purchases of property and equipment          (139,684)        (55,552)
  Acquisition of trademarks and patents         (45,246)         (7,134)
  Acquisition of intellectual property         (250,000)              -
  Acquisition of subsidiary, net of cash
     acquired                                         -             611
                                           -------------   -------------
     Net cash used in investing activities   (1,434,930)        (62,075)
                                           -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of capital stock and exercise
     of warrants, net of issue costs         10,477,147               -
  Proceeds from issuance of note payable              -         135,135
                                           -------------   -------------
     Net cash provided from financing
       activities                            10,477,147         135,135
                                           -------------   -------------

EFFECT OF CHANGES IN EXCHANGE RATES              (6,662)              -
                                           -------------   -------------

NET CHANGE IN CASH                            7,526,271           9,581

CASH AND CASH EQUIVALENTS, beginning
  of period                                       9,581               -
                                           -------------   -------------

CASH AND CASH EQUIVALENTS, end of period   $  7,535,852     $     9,581
                                           =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Interest paid                            $          -     $         -
                                           =============   =============
  Income taxes paid                        $          -     $         -
                                           =============   =============

SUPPLEMENTAL SCHEDULE OF NONCASH
  TRANSACTION
  Shares issued for acquisition of
     subsidiary                            $  1,000,000     $         -
                                           =============   =============
  Extinguishment of note payable to
     stockholder                           $   (135,135)    $         -
                                           =============   =============
  Assumption of liabilities of
     International Capital Funding, Inc.   $          -     $     2,671
                                           =============   =============






      See accompanying notes to these consolidated financial statements.

NOTE 1 - ORGANIZATION AND OPERATIONS

ORGANIZATION AND DEVELOPMENT STAGE OPERATIONS

Effective August 27, 1999, XML-Technologies, Inc. (XML-Technologies) and International Capital Funding, Inc. (ICF) entered into an agreement and plan of reorganization (the Agreement). In accordance with the Agreement, the shareholders of XML-Technologies received 12.5 million shares of ICF stock in exchange for the 12.5 million outstanding shares of XML-Technologies. The stockholders of ICF retained 5 million shares in exchange for no assets and the assumption of $2,671 of liabilities of ICF by XML-Technologies. The transaction was accounted for as a recapitalization of XML-Technologies and the accompanying consolidated financial statements present the financial position, results of operations, and cash flows of XML-Technologies. After entering into the Agreement, the ownership percentage of the original stockholders of XML-Technologies was reduced from 100% to 71%.

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

XML-Technologies is a Nevada corporation organized May 18, 1999 to hold either directly or indirectly all outstanding shares of XML-Global Research, Inc. and Walkabout Website Designs, Ltd., both of which are British Columbia corporations. The Company and its subsidiaries engage in the business of developing Internet based software applications using XML (eXtensible Markup Language). XML is an abbreviated version of SGML (Standard General Markup Language), the international standard for defining description of the structure and content of electronic documents.

For the period May 18, 1999 through June 30, 1999, the Company and its subsidiaries' efforts were devoted to legal formation; financial planning; recruiting directors, advisors and employees; and raising additional financing. Development stage operations during this period were financed with a loan from a director of the Company. In July 1999, the Company commenced selling its e-commerce software and, accordingly, is no longer a development stage company.

As described in Note 3, during fiscal 2000, the Company acquired DataXchg, Inc., a Delaware corporation that owns the rights to certain XML-based e-commerce technology.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of XML-Global Technologies, Inc. and its wholly-owned U.S. and Canadian subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - All highly liquid investments with a maturity of three months or less at the time of purchase are consider to be cash equivalents. Cash equivalents include cash on deposit with banks, money market funds, and managed bond funds.

INVESTMENTS IN SECURITIES AVAILABLE FOR SALE - Investments in debt and equity securities with readily determinable fair values are classified as available for sale and reported at fair value, adjusted for other than temporary declines in value. Realized and unrealized gains and losses are computed using the specific identification method. Unrealized gains and losses are included in the determination of comprehensive income, net of applicable income taxes.

Securities available for sale consist solely of adjustable rate corporate notes that mature in October 2003. At June 30, 2000, there are no unrealized gains or losses on the securities.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company considers all trade accounts receivable to be fully collectible. Accordingly, no allowance for doubtful accounts has been recorded.

PROPERTY AND EQUIPMENT - Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

INTANGIBLE ASSETS - Intellectual property rights consist primarily of the rights to certain technology known as "ExpressXchg," which were acquired in connection with the business combination with DataXchg, Inc. described in Note
3. The recorded value of the rights is $1 million. Other rights relate to certain electronic signature verification technology obtained for $250,000 cash. Both rights are being amortized using the straight-line method over four years. The rights were acquired during June 2000, and through June 30, 2000, no amortization expense was recorded.

Legal costs associated with obtaining and protecting trademarks and patents are capitalized and amortized over five years. As of June 30, 2000, no trademarks or patents were perfected, and no amortization expense was recorded.

VALUATION OF LONG-LIVED ASSETS - The Company periodically reviews long-lived assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired and not recoverable. Adjustments are made if the sum of the expected future undiscounted operating cash flows is less than the carrying amount.

REVENUE RECOGNITION - The Company recognizes revenue when earned, in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions. Royalties based upon licensees' revenues or usage are recognized as licensees' revenues are earned or usage occurs. In the event that licensees' revenue recognition criteria are not met, revenue is recognized when received. Maintenance and subscription revenue is recognized ratably over the contract period. Revenue attributable to significant undelivered elements, including maintenance and technical support, is recognized over the contract period as elements are delivered. Revenues from fixed-price service contracts and software development contracts requiring significant production, modification, or customization are recognized using the percentage-of-completion method. Revenue from service contracts that are based on time incurred is recognized as work is performed.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as incurred. Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, does not materially affect the Company.

INCOME TAXES - The Company accounts for income taxes using the liability method. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial and income tax purposes at enacted tax rates. Deferred tax amounts represent the future tax consequences of those differences, which will be either deductible or taxable when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company files a consolidated tax return in the United States. It files separate tax returns for each of its Canadian subsidiaries in Canada. Additionally, the Canadian subsidiaries are subject to provincial income taxes in Canada.

FOREIGN CURRENCY TRANSLATION - All asset and liability accounts of Canadian operations are translated into U.S. dollars at current exchange rates. Revenues and expenses are translated using the average exchange rate prevailing during the period. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive income. Such adjustments were not material during the period May 18, 1999 (date of inception) to June 30, 1999.

EARNINGS PER SHARE - The Company reports earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share.

SEGMENT INFORMATION - The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that reportable segments be designated using a management approach, which relies on the internal organization used by management for making operational decisions and assessing performance. SFAS No. 131 also requires certain disclosures about products and services, geographic areas, and major customers.

NEW ACCOUNTING STANDARD - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those financial instruments at fair value. Accounting for changes in fair value is dependent on the use of the derivatives and whether such use qualifies as hedging activity. The new standard, as amended, becomes effective for the Company in fiscal 2001, and management is currently assessing the impact, if any, it may have on financial position and results of operations.

NOTE 3 - MERGERS AND ACQUISITIONS


XML-GLOBAL RESEARCH, INC.

Effective May 20, 1999, XML-Technologies, Inc. completed the acquisition of XML-Global Research, Inc. (Global) by purchasing all outstanding shares of common stock of Global for a nominal amount. Global is a British Columbia corporation organized on February 4, 1999 for the purpose of engaging in software development. The acquisition has been accounted for using the purchase method of accounting for business combinations. Prior to the acquisition, Global had no significant operations, and no goodwill was recorded in connection with the combination.

WALKABOUT WEBSITE DESIGNS, LTD.

Effective May 27, 1999, XML-Global Research, Inc. completed the acquisition of Walkabout Website Designs, Ltd. (Walkabout) by purchasing all outstanding shares of common stock of Walkabout for a nominal amount. Walkabout is a British Columbia corporation organized on September 1, 1998 for the purpose of engaging in software development. The acquisition has been accounted for using the purchase method of accounting for business combinations; and, accordingly, the operating results of Walkabout have been included in the Company's financial statements from the date of acquisition. No goodwill was recorded in connection with the combination.

DATAXCHG.INC.

In October 1999, the Company and one of its non-employee directors, David Webber, co-founded DataXchg, Inc. ("DataXchg"), a Delaware corporation. The Company received 40% of common shares and David Webber received the other 60%. In exchange for the shares, the parties agreed to transfer all rights to certain technology and other intellectual property related to certain B2B (Business-to-Business) and XML-EDI (Electronic Data Interchange) solutions. Neither party has a historical cost basis in the assets that were transferred to DataXchg.

Under the terms of a licensing agreement, DataXchg granted the Company the right to use, develop, and sublicense certain technology known as "ExpressXchg." Pursuant to the license agreement, the Company will pay royalties to DataXchg equal to 80% of net revenues derived from the sale and licensing of products that are either based on the technology owned by DataXchg or jointly developed by the Company and DataXchg. The Company will pay royalties equal to 20% of net revenues derived from third party use of the technology and intellectual rights.

Effective June 28, 2000 the Company acquired in a tax-free exchange Mr. Webber's 60% interest in DataXchg in exchange for the issuance of 1,000,000 shares of the Company's common stock. For financial reporting purposes, the acquisition has been accounted for as a purchase. A $1,000,000 value was assigned to the shares given as consideration for the purchase, based on the share price of other issuances of Company stock during the period the parties agreed in substance to the terms of the purchase. The purchase price was allocated to the technology rights held by DataXchg and will be amortized over four years. Management has reviewed the $1,000,000 carrying amount of the technology rights and has identified no events or changes in circumstances that would indicate that the carrying amount may not be recoverable.

DataXchg has no history of operations; through June 28, 2000, it had no revenues or expenses. Accordingly, there are no pro forma results of operations to report for periods ended prior to that date that include DataXchg.

Prior to the business combination with DataXchg, the Company's 40% investment was carried at cost, adjusted for its proportionate share of undistributed earnings or losses. Through June 28, 2000, DataXchg had no earnings or losses.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                       2000          1999
                                       -----         -----
  Computer hardware                  $141,215     $  50,685
  Computer software                     8,553             -
  Leasehold improvements                9,975             -
  Office equipment                     37,406         7,339
                                    ----------    ----------
                                      197,149        58,024
  Accumulated depreciation            (38,516)       (3,086)
                                    ----------    ----------
                                     $158,633     $  54,938
                                    ==========   ===========

NOTE 5 - INCOME TAXES

Net income (loss) before provision for income taxes consists of the following:

                                       2000           1999
                                      ------         ------

  U.S. operations                  $(1,695,101)   $        -
  Canadian operations                  129,069      (120,849)
                                   ------------  ------------
                                   $(1,566,032)   $ (120,849)
                                   ============  ============

The provision for income taxes consists of the following:

                                       2000           1999
                                      ------         ------
  Current expense
     Canadian                      $     7,209    $        -
  Deferred expense (benefit)
     U.S.                             (576,300)            -
     Canadian                           48,300       (48,300)
     Change in valuation allowance     528,000        48,300
                                   ------------  ------------
                                   $     7,209    $        -
                                   ============  ============

The total provision differs from the amount computed using U.S. federal statutory income tax rates as follows:

                                       2000           1999
                                     --------       --------

  Net loss before provision for
     income taxes                  $(1,566,032)   $ (120,849)
  U.S. statutory rate                       34%           34%
  Tax benefit at statutory rate       (532,500)      (41,100)
  Excess income tax expense
     (benefit) in Canada and other      11,709        (7,200)
  Increase in valuation allowance      528,000        48,300
                                   ------------  ------------
                                   $     7,209    $        -
                                   ============  ============

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:

                                       2000           1999
                                     --------       --------
  Assets
     Net operating loss
       carryforwards               $   557,300    $   48,300
     Stock-based compensation           19,000             -
     Foreign currency translation
       adjustment                        2,622             -
     Valuation allowance              (576,300)      (48,300)
                                   ------------  ------------
     Net deferred tax asset        $     2,622    $        -
                                   ============  ============

The Company has approximately $1.6 million of U.S. net operating loss carryforwards, which expire in 2020. Uncertainty exists surrounding realization of the benefit of the loss carryforwards; and, accordingly, the Company has recorded a $576,300 valuation allowance to reduce deferred tax assets to an amount that will more likely than not be realized.

Under existing tax laws, undistributed earnings of foreign subsidiaries are not subject to U.S. tax until distributed as dividends. Currently, the Company's Canadian subsidiaries have no undistributed earnings. In the event such earnings accumulate, they would be considered to be indefinitely reinvested, and no deferred income taxes would be provided on such amounts.

NOTE 6 - EARNINGS PER SHARE


The numerators and denominators of basic and diluted earnings per share are as follows:


                                       2000           1999
                                     --------       --------
  Numerator - net loss             $(1,573,241)   $ (120,849)
  Denominator - weighted average
     number of shares outstanding   21,205,800    17,500,000


As described in Note 7 and Note 8, during fiscal 2000, the Company granted stock options and warrants to purchase up to 9,975,000 shares of common stock. These shares were not included in computing diluted earnings per share because their effects were antidilutive.

NOTE 7 - STOCKHOLDERS' EQUITY


PREFERRED STOCK

The Company has 100,000,000 authorized shares of $0.01 par value preferred stock. The Board of Directors may authorize issuance of any number of shares in series and assign specific rights and preferences to each series without limitation. As of June 30, 2000 and 1999, no shares have been issued.

COMMON STOCK AND STOCK WARRANTS

The Company has a single class of $0.0001 par value common stock. Authorized shares total 500 million. After giving effect to the Agreement discussed in
Note 1 and a ten for one stock split authorized on August 3, 1999, the Company had 17.5 million shares issued and outstanding at June 30, 1999. At June 30, 2000, the Company had 27.5 million shares issued (or committed to be issued) and outstanding.

During fiscal 2000, the Company entered into the equity transactions described below. All issuances are exempt from registration in reliance on Rule 506 of Regulation D or Section 4(2) of the Securities Act of 1933.

  1) Concurrent with completing the Agreement discussed in Note 1, the Company issued 2,330,000 units to investors at $1.00 per unit for total proceeds of $2,330,000. Total issue costs were approximately $173,000. Units issued consist of one common share and a stock purchase warrant entitling the holder to acquire one common share at an exercise price of $4.00 within the first six months following the issue date, or $6.00 within the second six months following the issue date. Subsequent to issuance, the terms of the warrants were modified such that the holder may acquire one share of common stock at an exercise price of $4.00 up until December 31, 2000.

  2) Effective September 1, 1999, the Company issued a warrant that entitles the holder to purchase 200,000 shares of common stock for $5.00 per share. The term of the warrant is five years.

  3) Effective January 13, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement") with XMLFund LLC ("XMLFund"), an unrelated third party. Under the Agreement, XMLFund agreed to purchase 500,000 units at a price of $2.00 per unit for total proceeds of $1 million. Each unit consists of two shares of common stock, one Class A warrant and one Class A-1 warrant. Each Class A warrant entitles XMLFund to purchase one additional share of common stock at a price of $2.00 per share, and each Class A-1 warrant entitles XMLFund to purchase one additional share of common stock at a price of $0.07 per share. The term of the Class A warrants is three years and the term of the Class A-1 warrants is 60 days. The Class A-1 warrants were exercised in March 2000, from which the Company received gross proceeds of $35,000. Although the exercise price of the Class A-1 warrants is below the fair value of the Company's stock, the warrants were not issued in consideration of past or future services received from XMLFund. The total estimated fair value of all equity instruments comprising the units sold to XMLFund approximate the total proceeds received. Accordingly, the Company has recognized no compensation expense related to the Class A-1 warrants.

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

  4) Effective February 22, February 29, and April 7, 2000, the Company entered into agreements to issue a total of 1,050,000 units at a price of $1.00 per unit for total proceeds of $1,050,000. Each unit consists of one share of common stock and one warrant. Each warrant entitles holders to purchase one additional share of common stock at a price of $4.00 per share. The warrants expire on December 31, 2000. If within one year of the sale of the units the Company proposes to register any of its common stock under the Securities Act of 1933 in connection with a public offering, the Company agrees to use its best efforts to register also the shares issued in these private placements.

  5) On February 24, 2000, one of the Company's founding stockholders left the employee of the Company. The employee and the Company agreed that he would return 600,000 of the 800,000 shares originally issued to him, at no cost to the Company.

  6) Effective April 5, 2000, the Company entered into a second Securities Purchase Agreement (the Agreement) with XMLFund. Under this Agreement, XMLFund agreed to purchase 100,000 units at a price of $1.00 per unit for total proceeds of $100,000. Each unit consists of one share of common stock and one warrant. Each warrant entitles XMLFund to purchase one additional share of common stock at $4.00 per share. The warrants expire on December 31, 2000. If, within one year of the sale of the units, the Company proposes to register any of its common stock under the Securities Act of 1933 in connection with a public offering, the Company agrees to use its best efforts to register also the shares held by XMLFund.

  7) Effective March 3, 2000, the Company engaged Westminster Securities Corporation (Westminster) to serve as its placement agent for the purpose of offering up to 105 units at a price of $75,000 per unit. Each unit consists of 50,000 shares of common stock and 50,000 redeemable warrants. During the first six months of the 18 month term of the warrants, each warrant entitles holders to purchase one additional share of common stock at a price of $4.00 per share.
       During the following 12 months, holders are entitled to purchase additional common shares at a price of $6.00 per share. The warrants are redeemable by the Company at $0.01 per warrant in the event the company (i) registers the shares to honor the warrants, (ii) the shares are listed on a national exchange, Nasdaq, or the Over-the-Counter Bulletin Board, (iii) the closing bid price of such shares for the 20 trading days prior to redemption is 200% of the exercise price of the warrants, and (iv) no lockup provisions restrict the resale of the shares. In connection with the offering, the Company intends to register up to 5.25 million common shares and 5.25 million warrants in various states where such securities may be sold.

       Through June 30, 2000 the Company received paid subscriptions for 92.5 units for gross proceeds of $6,937,500. Related costs of issuance were approximately $667,000. In connection with the issuance, the Company granted Westminster an option to purchase 9.25 of the units at the $75,000 unit price. The term of the option is 18 months.

NOTE 8 - 1999 STOCK PLAN


On October 19, 1999, the Company adopted a stock incentive plan (the "1999 Stock Plan") to provide incentives to employees, directors and consultants. Under the 1999 Stock Plan, the Company has reserved a total of 4,000,000 shares of Common Stock for issuance with the maximum term of options being ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. During the year ended June 30, 2000, the Company granted 1,170,000 options to employees, directors and consultants at an exercise price of $1.00 per share and 25,000 options to employees at an exercise price of $1.50 per share. The options have a seven year term.

A summary of the status of the Plan during fiscal 2000 is as follows:


                                                    Weighted
                                                     Average
                                     Number of      Exercise
                                      Options         Price
                                    -----------   -----------
  Options outstanding at June 30,
     1999
     Granted                         1,195,000    $     1.01
     Exercised                               -             -
     Forfeited                         (25,000)         1.00
     Options outstanding at June 30,-----------  ------------
       2000                          1,170,000    $     1.01
                                    ===========  ============
     Options exercisable at June 30,
       2000                          1,140,000          $1.00
                                    ===========  ============


A summary of stock options outstanding at June 30, 2000 is as follows:


                        Options Outstanding                     Options Exercisable
                        -------------------                     ---------------------
                                    Weighted-
                                     Average      Weighted
  Range of                          Remaining      Average                    Average
  Exercise             Number      Contractual    Exercise      Number       Exercise
   Prices            Outstanding      Life          Price     Exercisable    Price
  ---------         ------------   -----------    --------- ------------     ---------
    $1.00             1,145,000    6.5 years     $     1.00    1,140,000     $   1.00
    $1.50                25,000    7.0 years     $     1.50            -         1.50
                     ----------                              -----------

                      1,170,000                                1,140,000
                     ==========                              ===========


The Company applies the provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock-based awards. Accordingly, costs for employee stock options or issuance of shares is measured as the excess, if any, of the fair value of the Company's common stock at the measurement date over the amount the employee must pay to acquire the stock. The cost for the issuance of options to non-employees is based on the fair value of the options granted at the date the services were performed using the Black-Scholes option pricing model. Stock-based compensation expense recognized during fiscal 2000 was $55,898.

SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of the pro forma effect of applying the fair value method of accounting for stock options issued to employees. The Company uses the Black-Scholes option-pricing model to compute estimated fair value, based on the following assumptions:



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

The pro forma effect of applying the fair value method of accounting for options issued to employees and directors results in a $133,400 increase in net loss and a $0.01 increase in net loss per share for the year ended
June 30, 2000.

NOTE 9 - RELATED PARTY TRANSACTIONS


During the year ended June 30, 2000, the Company extinguished a $135,135 note payable due to a director through the issuance of common stock. The Company also paid $184,000 in management fees to directors and to companies controlled by directors.

NOTE 10 - CREDIT RISK


Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, securities available for sale, and trade accounts receivable. The Company places its temporary cash investments with major U.S. and Canadian banks and a U.S. brokerage firm.
Cash deposited with U.S banks are insured up to $100,000. Cash deposited with Canadian banks are insured up to Cdn $60,000. Securities, mutual funds, money market funds, and other investments maintained with a U.S. brokerage firm are uninsured.

The Company extends credit to customers based on evaluation of customers' financial condition and credit history. Collateral is generally not required. Customers include U.S., Canadian, and Korean entities engaged in e-commerce and software development.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS


The fair values of cash, cash equivalents and trade accounts receivable and payable, and accrued liabilities all approximate their fair value due to the short-term nature of the instruments. Investments in securities available for sale are reported at fair value.

NOTE 12 - SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS


The Company's operations consist of a single reportable segment. This segment derives its revenues from sales of products and services employing XML (eXtensible Mark-up Language) that are used by businesses to conduct e-commerce. Through June 30, 1999, the Company's efforts were focused primarily on development stage operations, and activities within this segment were limited prior to that date. The following tables and schedules summarize certain information about this segment.


                                                     XML-Based
                                               Products and Services
                                               ---------------------
                                              2000              1999
                                             ------            -------
  External revenues                       $   53,185         $    2,137
  Intersegment revenues                            -                  -
Interest expense                                   -                  -
Depreciation and amortization                 35,578              3,086
  Segment loss before tax                 (1,510,228)          (120,849)
  Segment assets                            1,587,019
88,052
  Expenditures for segment assets            434,930             62,686
  Software rights acquired for stock       1,000,000                  -


Following are reconciliations to corresponding totals in the accompanying financial statements:

                                            2000                1999
                                           -------             -------
  Total revenues for reportable segments $    53,185       $      2,137

  Less intersegment revenues                  -              -
                                         ------------       ------------

     Consolidated revenues               $    53,185         $    2,137
                                         ============       ============

  Total loss before tax for reportable
     segments                            $(1,510,228)        $ (120,849)
  Corporate headquarters expense,
     net of interest income                   45,804                  -
                                         ------------       ------------

     Consolidated net loss before
        provision for income taxes       $(1,556,032)        $ (120,849)
                                        =============       ============

  Total assets for reportable segments   $ 1,587,019         $   88,052
  Unallocated cash and investments         8,494,988                  -
                                        -------------       ------------

     Consolidated total assets           $10,082,007         $   88,052
                                        =============      =============


GEOGRAPHIC INFORMATION

Following is a summary of revenues and long-lived assets related to the respective countries in which the Company operates. Revenues are attributed to countries based on location of customers.


                               2000                       1999
                               -----                     ------
                                   Long-Lived                 Long-Lived
Revenues                      Assets           Revenues         Assets
                      ---------    ----------  ----------    ------------

     United States   $    7,254    $       -   $       -      $       -
     Canada              30,731      158,633       2,137         54,938
     Korea               15,200            -           -              -
                      ---------    ----------  ----------     ----------

     Consolidated
       totals        $   53,185    $ 158,633   $   2,137      $  54,938
                     ==========    ==========  ==========     ==========


MAJOR CUSTOMERS

The Company currently has no major customers.

NOTE 13 - LEASE COMMITMENT


In March 2000, the Company entered into a lease agreement for a new operating facility in Vancouver, British Columbia. Prior to entering into this agreement, the Company had been renting its existing facility on a short-term basis. The new lease commenced on June 1, 2000 and runs for five years. During the first two years, monthly lease payments are $4,700. However, the facility is provided at no charge for the first five months of each of the first two years. During the following three years, monthly lease payments are $5,500. The lease agreement also requires that the Company pay its proportional share of operating costs and property taxes.

Future minimum lease payments required under the lease, excluding the Company's share of operating costs and property taxes, are as follows:


               Year Ending
                June 30,
               ----------
                  2001                       $   28,000
                  2002                           38,200
                  2003                           65,500
                  2004                           65,500
                  2005                           54,500
                                             ----------
                                             $  251,700
                                             ==========


The effect of the scheduled rent increase and "rent holidays" are recognized on a straight-line basis over the five-year term of the lease. During 2000 and 1999, rent expense was $73,700 and $5,900, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


On August 23, 1999, the client-auditor relationship between the Company and its principal accountants, Kish, Leake & Associates, P.C., ceased. The resignation of Kish, Leake & Associates, P.C. was effective August 23, 1999. The reports of Kish, Leake & Associates, P.C. related to the consolidated financial statements of the Company for the fiscal years ended September 30, 1998, 1997 and 1996 contain a going concern qualification. With the exception of the foregoing, the reports of Kish, Leake & Associates, P.C. related to the consolidated financial statements of the Company for the fiscal year ended September 30, 1998, 1997 and 1996 did not contain any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company's financial statements for the fiscal year ended September 30, 1998, 1997 and 1996, there were no disagreements with Kish, Leake & Associates, P.C. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Kish, Leake & Associates, P.C., would have caused Kish, Leake & Associates, P.C. to make reference to the matter in their report.

The Company has retained the accounting firm of Moss Adams LLP to serve as the Company's independent accountant to audit the Company's financial statements. Prior to its engagement as the Company's independent accountant, Moss Adams LLP had not been consulted by the Company either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statements or on any matter that was the subject of any prior disagreement between the Company and its previous certifying accountant.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Our executive officers, key employees and outside Directors and their respective ages and positions are set forth below:



Name                     Age       Position
----                     ---       --------
Peter Shandro            56        Chairman of the Board, President, Chief
                                   Executive Officer, President and Director
Duane Nickull            36        Chief Technology Officer and Director
Simon Anderson           39        Chief Financial Officer and Director
Laurie Horvath           25        Controller and Principal Accounting Officer
Matt MacKenzie           23        Vice President Research and Development
David Webber             46        Director



Peter Shandro has been our CEO and a Director since June 1999 and President since June 2000. He was an initial founder of XML Technologies, Inc., the Nevada corporation, and supervised its reorganization with the Company in August 1999. From 1970 to 1982, he was a Partner and Vice President of Marketing with FMH Canada, Ltd., a leisure products distribution company. Since 1992, through his privately owned companies, Noram Capital Partners and Wes-Sport Holdings, Ltd., he has arranged private debt and equity as well as bank financing for both public and private companies. He is currently the owner, President and Director of Spectrum BioTech, Inc., a private company that holds the patents to a unique self-destructing safety syringe. This company is not currently active. He is also a partner in Production Finance, Inc., a merchant trade finance company specializing in financing companies in the leisure and lifestyle products industry. From 1982 to 1991, he provided management and marketing services for Noram Recreation, Ltd., a company engaged in the development, financing and operation of eight aquatic recreation businesses.

Duane Nickull has been a Director since August 1999. Mr. Nickull was our President from August 1999 to June 2000 and our Chief Technology Officer from June 2000 onward. He has worked with computers for 19 years and is a certified level 2 HTML Designer with application skills in Javascript and DHTML. Prior to helping form and organize XML, from 1986 to 1999 he was President of Nickull-Dowdall Sales, Ltd., a cosmetics manufacturer.

Simon Anderson has been Chief Financial Officer and Director since June 1999. Mr. Anderson is also a 50% owner and Vice President of MCSI Consulting Services Inc. from 1996 to present, to which he devotes about half of his time and attention. Mr. Anderson is both a Chartered Accountant and a Chartered Business Valuator and from 1994 to 1996 was a partner with BDO Dunwoody, an international accounting and consulting firm, where he specialized in mergers, acquisitions and valuations. From 1999 to the present, he has been a director of mv Video, a Vancouver-based post production facility. From 1999 to 2000 he was Treasurer of MC2 Learning Systems, Inc. He was also a director of Tradewind Communications, Ltd. from March 1997 to June 1999 and a director of Flexemessaging.com, Inc. from March 1999 to June 1999. Mr. Anderson received a Bachelor of Commerce in Accounting and Management Information Systems from the University of British Columbia in May 1983 and was admitted as a member of the Institute of Chartered Accountants in British Columbia in 1986. He is also a member of the Canadian Institute of Charter Business Valuators.

Laurie Horvath has been our Controller and Principal Accounting Officer since May 2000. Ms. Horvath was an Accountant with Martin Meeres, Chartered Accountants from 1994 to 1998 and a Financial Analyst in Corporate Accounting with Canadian Airlines International Ltd. from 1998 to May 2000. She was admitted as a member of the Certified General Accountants Association of Canada and British Columbia in August 1999.

Matthew MacKenzie has been our Vice President of Research and Development since August 1999. Mr. MacKenzie attended the University of New Brunswick from September 1996 to April 1999, majoring in Sociology. Prior to 1996, Mr. MacKenzie was a high school student.

David R. R. Webber has been a Vice President of DataXchg and Director of the Company since October 1999. Mr. Webber is co-founder of the XML/EDI Group, a consortium which provides technical support to the advancement of XML/EDI technologies as an emerging worldwide standard. In January 1999, he founded Gnosis, Inc., a computer consulting firm which he continues to serve as President. From January 1997 to January 1999, he was a Senior Engineer with Elumen Solutions, a health care management information systems firm. From September 1994 to January 1997, he was Project Manager for LNK Corporation, an information technology research firm. From March 1994 to September 1994, he was an EDI specialist with DynCorpViar. Mr. Webber has a degree in Physics with Computing from the University of Kent at Canterbury which was received in 1976.

No family relationship exists between any of our directors and/or executive officers.

Our directors each serve for a term of one year and are elected at each annual meeting of our shareholders.

Currently, we do not have standing Audit, Compensation or Nominating Committees of the Board of Directors. During fiscal 2001, we plan to form an Audit Committee. No member of the Audit Committee will receive any additional compensation for his service as a member of that Committee and members of this committee will be primarily comprised of non-officer directors. The Audit Committee will be responsible for providing assurance that financial disclosures made by management reasonably portray our financial condition, results of operations, plan and long-term commitments. To accomplish this, the Audit Committee will oversee the external audit coverage, including the annual nomination of the independent public accountants, review accounting policies and policy decisions, review the financial statements, including interim financial statements and annual financial statements, together with auditor's opinions, inquire about the existence and substance of any significant accounting accruals, reserves or estimates made by management, review with management the Management's Discussion and Analysis section of the Annual Report, review the letter of management representations given to the independent public accountants, meet privately with the independent public accountants to discuss all pertinent matters, and report regularly to the Board of Directors regarding its activities.

We also plan to form a Compensation Committee during fiscal 2001. No member of the Compensation Committee will receive any additional compensation for his service as a member of that Committee. The Compensation Committee will be responsible for reviewing pertinent data and making recommendations with respect to compensation standards for our executive officers, including the President and Chief Executive Officer, establishing guidelines and making recommendations for the implementation of management incentive compensation plans, reviewing the performance of the President and CEO, establishing guidelines and standards for the grant of incentive stock options to key employees under our Equity Incentive Plan, and reporting regularly to our Board of Directors with respect to its recommendations.

ADVISORY BOARD

In February 2000, our Board of Directors authorized the establishment of an Advisory Board whose members consist of persons who possess particular expertise in one or more disciplines that we believe are relevant to our strategic plan, business development and core technologies. To date, two persons have agreed to serve as members of the Advisory Board: Scott Briggs and Mark Van der Griend. The members of the Advisory Board do not exercise or possess any of the authority of members of our Board of Directors, but are merely advisors to our board.
Item 10. Executive Compensation.

The following table and discussions summarizes all compensation earned by or paid to our Chief Executive Officer ("CEO") and the other most highly compensated executive officers for all services rendered in all capacities to us and our subsidiaries for each of our last three fiscal years. However, no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus is less than $100,000.

                                      TABLE 1
                            SUMMARY COMPENSATION TABLE
                                                                                  Long Term Compensation
                                                                           ----------------------------------
                                    Annual Compensation(1)              Awards                 Payouts
                                  --------------------------      -------------------         ---------
                                                      Other                                            All
                                                     Annual      Restricted                           Other
Name and                                             Compen-        Stock                LTIP        Compen-
Principal                Year     Salary    Bonus    sation       Award(s)    Options/  Payouts       sation
Position                 Year       ($)      ($)     ($)(2)          ($)        SARs      ($)           ($)
---------------         -------  --------   -----   ---------    ------------ ------    -------   ------

Peter Shandro             1999    $96,000     -0-       -0-         -0-       125,000   -0-        -0-
------------------------------

AGGREGATED OPTION EXERCISES IN THE YEAR ENDED JUNE 30, 2000 AND JUNE 30, 2000 OPTION VALUES

The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers at June 30, 2000. No options were exercised during the year ended June 30, 2000.


                     Number of Securities Underlying         Value of Unexercised
in the Money
                  Unexercised Options at June 30, 2000   Options at June 30,
2000(1)
                      Exercisable       Unexercisable    Exercisable
Unexercisable
                     ------------     ---------------    -----------            --
------------

Peter Shandro              125,000                  -    $     62,500     $     -
Duane Nickull              125,000                  -    $     62,500     $     -
David Webber               125,000                  -    $     62,500     $     -
Matt Mackenzie             125,000                  -    $     62,500
Simon Anderson             125,000                  -    $     62,500
Laurie Horvath                   -             10,000    $          -     $     -
Lawell King                 25,000                  -    $     12,500     $     -


(1) Options are in the money if the market value of the shares covered thereby is greater than the option exercise price. This calculation is based on the estimated fair market value of the common stock at June 30, 2000, of $1.50 per share, less the exercise price.

EMPLOYMENT AGREEMENTS

To date, we do not have any written employment agreements with any of our key personnel. It is our intent to enter into such agreements with our key employees: Messrs. Shandro, Nickull, MacKenzie and Hoglund, as soon as possible.

We have entered into lock-up and vesting agreements with certain key personnel pursuant to which their shares of common stock are subject to vesting over a two-year period ending August 2001. It is our intent that these agreements will provide additional incentive to those employees to continue devoting their efforts and resources to our success until such time as their shares of our common stock have become fully vested.

INDEMNIFICATION AND LIMITATION ON LIABILITY OF DIRECTORS

Our Articles of Incorporation provide that we shall indemnify, to the fullest extent permitted by Colorado law, any of our directors, officers, employees or agents who are made, or threatened to be made, a party to a proceeding by reason of the former or present official position of the person, which indemnity extends to any judgments, penalties, fines, settlements and reasonable expenses incurred by the person in connection with the proceeding if certain standards are met. At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission (the "Commission"), such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Our Articles of Incorporation limit the liability of our directors to the fullest extent permitted by the Colorado Business Corporation Act. Specifically, our directors will not be personally liable for monetary damages for breach of fiduciary duty as directors, except for (i) any breach of the duty of loyalty to us or our stockholders, (ii) acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law,
(iii) dividends or other distributions of corporate assets that are in contravention of certain statutory or contractual restrictions,
(iv) violations of certain laws, or (v) any transaction from which the director derives an improper personal benefit. Liability under federal securities law is not limited by the Articles.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


The following table sets forth information with respect to beneficial ownership of our common stock at June 30, 2000 by each person who beneficially owns more than 5% of the common stock; by each of our executive officers named in the Management section; by each of our Directors; and by all executive officers and Directors as a group. Unless otherwise indicated, we believe all persons in the table have sole voting and investment power for all shares beneficially owned by them. (1)


                                                  Percentage of Outstanding
                                 Number of Shares       Shares Owned
Name and Address of              Of Common Stock          Current
Beneficial Owner                Beneficially Owned      as of 9/6/00
---------------------------   ----------------------   ---------------
Duane Nickull                        2,125,000              7.7%

Peter Shandro                          860,000              3.1%

Simon Anderson                         325,000              1.2%

Matt MacKenzie                       1,625,000              5.9%

Jamie Hoglund                        1,600,000              5.8%

Matthew J. Kavanaugh
3140 South Peoria Street
Unit K-230
Aurora, CO  80014                    1,950,000              7.1%

XML Fund, LLC
777 108th Avenue, N.E., Suite 1800
Bellevue, WA  98004                  3,050,000              11.1%

All Officers and Directors as a
  Group (5 persons)                  6,535,000              23.8%

________________


Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership. Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

The percentages shown are calculated based upon 27,505,000 shares of common stock outstanding on June 30, 2000. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of June 30, 2000 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

Unless otherwise stated, the beneficial owner's address is Suite 9 - 1818 Cornwall Avenue, Vancouver, BC, V6J 1C7 Canada.

We have granted options to purchase shares of our common stock to our executive officers. Mr. Nickull was granted options to purchase 125,000 shares, Mr. Shandro was granted options to purchase 125,000, Mr. Anderson was granted options to purchase 125,000 shares, Mr. MacKenzie was granted options to purchase 125,000 shares and Mr. Hoglund was granted options to purchase 100,000 shares. The number of shares of common stock shown on the foregoing table as being beneficially owned by each of these persons includes the shares of common stock underlying these options.

Includes Warrants to purchase 500,000 shares of common stock at an exercise price of $2.00 per share, Warrants to purchase an additional 100,000 of common stock at an exercise price of $4.00 per share and Warrants exercisable to purchase an additional 425,000 shares of common stock at an initial exercise price of $4.00 per share until October 6, 2000 and thereafter at an exercise price of $6.00 per share.

Does not give effect to David Pool, the Manager of XML Fund, becoming a director subject to our obtaining directors' and officers' liability insurance. Upon his election and including the securities owned by XML Fund, the directors and officers of the company as a group, consisting of six persons, would be the beneficial owners of 9,585,000 shares, representing 34.8% of the total issued and outstanding shares of our common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


FOUNDERS - XML - GLOBAL

When we were first organized in 1991, we issued a total of 500,000 shares of our common stock to a total of 11 investors in consideration of a purchase price of $.0003 per share. The following sets forth the names and the number of shares received by persons who would be considered promoters:


          Name                     Number of Shares(1)
          ----                     -------------------

          Matthew J. Kavanaugh          2,550,000
          Terry Whiteside                 500,000
          Marshal Griffin                 500,000
          Equitas Corp.                   900,000

______________


     (1) Giving retroactive effect to a 10-for-1 forward split which occurred in August 1999.

FOUNDERS - XML NEVADA; THE REORGANIZATION

In May 1999, XML Nevada was organized and simultaneously acquired 100% of the outstanding equity securities of XML Research which in turn acquired 100% of the outstanding stock of Walkabout Websites. The purpose of the transaction was to consolidate all of the intellectual property and other assets contributed by Messrs. Nickull, MacKenzie, Hoglund and Palethorpe into one entity, XML Nevada. In that transaction, XML Nevada issued a total of 12,500,000 shares of its common stock in consideration of the XML Research and Walkabout Websites shares, which indirectly resulted in the acquisition of the desired intellectual property and other assets. The persons who would be deemed founders of XML Nevada, and the number of shares of common stock received by each, is set forth below:


          Name                Number of Shares(1)
          ----                -------------------
          Duane Nickull      2,000,000  *
          Matt MacKenzie     1,500,000  *
          Jamie Hoglund      1,500,000  *
          Peter Shandro        735,000
          Simon Anderson       200,000
          Michael Palethorpe   200,000  **

_________________

*    Subject to vesting agreements over a two year period ending August 2001.
** Mr. Palethorpe left the Company in February 2000 and surrendered 600,000 of his shares for cancellation.

In August 1999, XML Global (then known as International Capital Funding, Inc.) acquired 100% of the issued and outstanding shares of common stock of XML Nevada. In that transaction, all 12,500,000 shares of XML Nevada were exchanged on a one-for-one basis for 12,500,000 shares of XML Global, which then represented approximately 63% of the total issued and outstanding shares of common stock of XML Global.

DATAXCHG, INC.

In 1999, we formed and organized a new company called DataXchg, Inc. 40% of the equity securities of DataXchg, Inc. is held by us and 60% was held by David Webber. At that time, David Webber also became a member of our Board of Directors and a consultant.

Upon its organization, David Webber assigned to DataXchg, Inc. all of the patents, patent rights and other intellectual property owned by them related to the Xchg product, an e-business to e-business interchange solution that permits the conversion of standard EDI documents into an XML format. As part of the arrangement, DataXchg, Inc. granted to XML Global an exclusive worldwide license to market, sell and sublicense the Xchg product to end users, for which DataXchg, Inc. is entitled to a variable royalty depending upon the nature and configuration of the product marketed and sold.

On June 28, 2000, we purchased the remaining 60% of DataXchg, Inc. in exchange for the issuance of 1,000,000 shares of our common stock.

XML FUND

In January 2000, we sold to XML Fund a total of 500,000 Units of our securities at a price of $2.00 per Unit, for a total cash consideration of $1,000,000. Each Unit consisted of two shares of our common stock, one Warrant exercisable for three years to purchase an additional share of common stock at an exercise price of $2.00 per share, and a second Warrant exercisable for 60 days to purchase an additional share of our common stock at an exercise price of $.07 per share. In March 2000, XML Fund exercised warrants to purchase 500,000 shares of our common stock at an exercise price of $.07 per share. The managing partner of XMLFund, David Pool agreed to become a member of our Board of Directors subject to our obtaining directors and officers liability insurance. In addition, XML Fund was granted a limited preemptive right on certain future financings that we may undertake. By virtue of this limited preemptive right, XML Fund purchased in April 2000 100,000 units at a price of $1.00 per unit, each unit consisting of one share of our common stock and one warrant exercisable until December 31, 2000 to purchase an additional share of common stock at an exercise price of $4.00 per share. Further, pursuant to the preemptive right, in April 2000 XML Fund purchased 8.5 units at a price of $75,000 per unit, each unit consisting of 50,000 shares of our common stock and warrants exercisable to purchase an additional 50,000 shares of our common stock for 18 months at an initial exercise price of $4.00 per share. This preemptive right will terminate upon our completion of an initial public offering.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


     Exhibit No.    Title
     ----------     -----

*    3.1            Articles of Incorporation dated June 11, 1991
***  3.2            Articles of Amendment to Articles of Incorporation dated
                    October 19, 1999
*    3.3            Bylaws
***  4.1            Specimen Common Stock Certificate
***  4.2            Specimen Warrant Certificate
***  4.3            1999 Equity Incentive Plan
***  5.0            Opinion of Neuman & Drennen, LLC
**   10.1           Agreement and Plan of Reorganization dated as of August
                    27, 1999
***  10.2           Purchase Agreement between International Capital Funding,
                    Inc. and Jonathan Cohen dated September 1, 1999
***  10.3           Registration Rights Agreement between International
                    Capital Funding, Inc. and Jonathan Cohen dated September
                    1, 1999
***  10.4           Joint Venture Technology Agreement between XML - Global
                    Technologies, Inc., Gnosis, Inc. and David R. R. Webber
                    dated as of November 18, 1999
***  10.5           Consulting Agreement between Data Xchg, Inc. and David
                    Webber
***  10.6           License Agreement between Data Xchg, Inc. and XML - Global
                    Technologies, Inc.
***  10.7           Pre-Incorporation Agreement between XML - Global
                    Technologies, Inc. and David Webber
***  10.8           Form of Lock-up and Vesting Agreement
***  10.9           Securities Purchase Agreement between XML - Global
                    Technologies, Inc. and XML Fund, LLC dated January 13,
                    2000
***  10.10          Securities Purchase Agreement between XML - Global
                    Technologies, Inc. and XML Fund, LLC dated April 5, 2000
***  10.11          Securities Purchase Agreement between XML - Global
                    Technologies, Inc. and the Tomasovich Family Trust
***  10.12          Securities Purchase Agreement between XML - Global
                    Technologies, Inc. and Tomasovich Family Trust
***  10.13          Unit Purchase Option Agreement between XML - Global
                    Technologies, Inc. and Westminster Securities Corp.
***  10.14          Commercial Lease with Radical Entertainment Ltd. dated May
                    5, 1999
***  22.0           List of Subsidiaries
***  23.1           Consent of Neuman & Drennen, LLC
***  23.2           Consent of Moss Adams
_________________

* Incorporated by reference from the Registration Statement on Form 10-SB filed with the Commission on November 18, 1997

** Incorporated by referenced from the Current Report on Form 8-K which was filed with the Commission on September 8, 1999

*** Incorporated by referenced from the Registration Statement on Form SB-2 which was filed with the Commission on May 24, 2000

On June 30, 2000, the Company filed a Current Report on Form 8-K, pursuant to Items 1 and 7 of such form, regarding the acquisition of a 60% interest in DataXchg, Inc.

                                  SIGNATURES

                        XML-GLOBAL TECHNOLOGIES, INC.



Date:  September  15, 2000         By:  /s/Peter Shandro
     ---------------------              ---------------------------
                                        Peter Shandro, Chairman of the Board,
                                        President and Chief Executive Officer

Date:  September 15, 2000          By:  /s/Simon Anderson
     ----------------------             ----------------------------
                                        Simon Anderson, Chief Financial
                                        Officer