Form 10QSB
period 2000-09-30
XML GLOBAL TECHNOLOGIES INC
filed 2000-11-14
CIK 1048501

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the period ended September 30, 2000

                                      OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission file number: 0-23391

                         XML-GLOBAL TECHNOLOGIES, INC.
                    --------------------------------------
            (Exact name of registrant as specified in its charter)

     Colorado                                          84-1434313
-----------------------------                     -------------------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)

                        Suite 9 - 1818 Cornwall Avenue
                         Vancouver, BC, Canada V6J 1C7
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)


        Registrant's Telephone No., including area code: (800) 201-1848
       ----------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X         No
                                                     -----         ------

As of September 30, 2000, there were 27,505,000 shares of the issuer's Common Stock outstanding.

                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial statements

          Unaudited Consolidated Balance Sheets - September 30, 2000 and June 30, 2000

          Unaudited Consolidated Statement of Operations - Three Months Ended September 30, 2000 and 1999

          Unaudited Consolidated Statement of Cash Flows - Three Months Ended September 30, 2000 and 1999

          Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Pending Legal Proceedings

Item 2.   Changes in Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports Filed on Form 8-K

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                XML-GLOBAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEET
                    AT SEPTEMBER 30, 2000 AND JUNE 30, 2000

                                        September 30      June 30
                                            2000           2000
ASSETS
Current Assets
  Cash                                  $ 7,175,004    $ 7,535,852
  Investments in securities available
     for sale                               995,000      1,000,000
  Trade accounts receivable                 116,406         17,185
  Other receivable                           41,573         53,653
  Prepaid expenses                              710         11,869
  Deferred income taxes                       3,701          2,622
                                      --------------  -------------
                                          8,332,394      8,621,181
Property and Equipment, Net                  201,310       158,633
Intangible Assets
  Intellectual property rights, net       1,286,091      1,250,000
  Trademarks and patents                    100,808         52,193
                                      --------------  -------------
Total Assets                            $ 9,920,603    $10,082,007
                                      ==============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued
     liabilities                        $   215,427    $    95,999
  Foreign income taxes payable              109,191          7,178
                                      --------------  -------------
Total Liabilities                           324,618        103,177
                                      --------------  -------------

Stockholders' Equity
  Preferred stock, $0.01 par value,
     100,000,000 shares authorized,
     none issued and outstanding at
     September 30, 2000 and June 30,
     2000                                         -              -
  Common stock, $.0001 par value,
     500,000,000 shares authorized,
     27,505,000 shares issued and
     outstanding at September 30, 2000
     and June 30, 2000                        2,751          2,751
  Additional paid-in capital             11,675,258     11,675,258
  Accumulated other comprehensive income     (7,184)        (5,089)
  Accumulated deficit                    (2,074,840)    (1,694,090)
                                      --------------  -------------
Total Stockholders' Equity                9,595,985      9,978,830
                                      --------------  -------------
Total Liabilities and Stockholders'
  Equity                                $ 9,920,603    $10,082,007
                                       =============  =============


                            See accompanying notes

                XML-GLOBAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                        Three Months   Three Months
                                        September 30   September 30
                                            2000           1999
Revenue                                 $   485,726    $     9,259
Cost of revenue                             273,632              -
                                       ------------- --------------
Gross profit                                212,094          9,259
                                       ------------- --------------
Operating expenses
  Research and development                  228,529        121,382
  Marketing and selling                     104,037         32,958
  General and administrative                213,821         96,210
  Depreciation and amortization              99,562          4,328
                                       ------------- --------------
  Total operating expenses                  645,949        254,878
                                       ------------- --------------
Operating loss                             (433,855)      (245,619)
Interest income                             155,582            662
                                       ------------- --------------
Net loss before provision for income
  taxes                                    (278,273)      (244,957)
Provision for income taxes                  102,477              -
                                       ------------- --------------
Net loss                                   (380,750)      (244,957)
Accumulated deficit, beginning of
   period                                (1,694,090)      (120,849)
                                       ------------- --------------
Accumulated deficit, end of period      $(2,074,840)   $  (365,806)
                                       ============= ==============

Net loss per share - basic and diluted  $     (0.01)   $     (0.01)
Weighted average number of shares        27,505,000      18,361,000


                            See accompanying notes.

                XML-GLOBAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOW
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                        Three Months   Three Months
                                        September 30   September 30
                                            2000           1999
Cash flows from operating activities
Net loss                                $  (380,750)   $  (244,957)
Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization              99,562          4,328
  Changes in assets and liabilities
     Accounts receivable                    (99,249)        (2,747)
     Other receivable                        11,238         (5,077)
     Prepaid expenses                        11,094           (399)
     Accounts payable and accrued
        liabilities                         120,612        (23,312)
     Foreign income taxes payable           102,477              -
     Due to director                              -         (2,702)
                                       -------------  -------------
Net cash used in operating activities      (135,016)      (274,866)
                                       -------------  -------------

Cash flows from investing activities
  Proceeds from sale of investments           5,000              -
  Purchases of property and equipment       (65,124)       (15,635)
  Acquisition of trademarks and patents     (48,857)       (24,851)
  Acquisition of intellectual property     (116,758)             -
                                       -------------  -------------
Net cash used in investing activities      (225,739)       (40,486)
                                       -------------  -------------

Cash flows from financing activities
  Issuance of capital stock net of issue
     costs                                        -      2,153,191
Repayment of note payable                         -       (135,135)
                                       -------------  -------------
Net cash provided from financing
  activities                                      -      2,018,056
                                       -------------  -------------

Effect of changes in exchange rates             (93)             -
                                       -------------  -------------
Increase (decrease) in cash                (360,848)     1,702,704

Cash, beginning of period                 7,535,852          9,581
                                      -------------- --------------

Cash, end of period                     $ 7,175,004    $ 1,712,285
                                      ============== ==============


                            See accompanying notes.

                XML-GLOBAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCING STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999
                                  (Unaudited)

Note 1 - Organization and Operations

The Company, which is a Colorado corporation, has two active subsidiaries, XML-Technologies, Inc. (a Nevada corporation) and XML-Global Research, Inc. (a British Columbia, Canada corporation). The Company conducts most of its business activities through these corporations.

From its formation until July 1999, the Company's activities were devoted to legal formation, financial planning, recruiting directors, advisors and employees and raising additional financing. The Company commenced selling its e-commerce software in July 1999 and ceased to be a development stage company at that time.

Note 2 - Basis of Presentation

These condensed consolidated financial statements are unaudited and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim period. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period.

These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2000 and notes thereto included in our 10-KSB as filed with the Securities and Exchange Commission on September 15, 2000.

Note 3 - Income Taxes

Although the Company has incurred losses to date, it has been subject to income taxes. Taxes are payable by the Company's Canadian subsidiary on its operating profits, which cannot be offset against losses incurred by the Company. In addition, revenue generated from a Korean customer is subject to withholding taxes by Korean tax authorities at a rate of 16.5%. We will be able to apply these withholding taxes against United States income taxes otherwise payable, should we become taxable in the future.

Note 4 - 1999 Equity Incentive Plan

On October 19, 1999, the Company adopted the 1999 Equity incentive plan (the "1999 Plan") to provide incentives to employees, directors and consultants. Under the 1999 Plan, the Company has reserved a total of 4,000,000 shares of Common Stock for issuance with the maximum term of options being ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. All options granted to date have a seven-year term.


                                              2000                1999
                                              ----                ----
                                        Number  Weighted  Number  Weighted
                                          of     Average   of      Average
                                        Options Exercise  Options Exercise
                                                 Price             Price
                                       --------  -------- -------- -------
Options outstanding at June 30        1,170,000    1.01       -          -
Granted during the period                     -       -       -          -
Exercised during the period                   -       -       -          -
Forfeited during the period                   -       -       -          -
                                      ---------  ------- -------  ----------
Options outstanding at September 30   1,170,000    1.01       -          -
                                      =========  ======= =======  ==========
Options exercisable at September 30   1,170,000    1.01       -          -
                                      =========  ======= =======  ===========


During the three months ended September 30, 2000, the Company did not grant any options to employees, directors or consultants. However, at September 30, 2000, the Company had committed to grant the following options to employees, which were granted subsequent to the quarter-end and are subject to vesting over periods of between six months and three years:

  -  161,000 options with an exercise price of $1.50 per share
  -  25,000 options with an exercise price of  $3.00 per share
  -  25,000 options with an exercise price of  $5.00 per share

Subsequent to the quarter-end, the Company also granted, or committed to grant, 1,285,000 options at exercise prices between $1.50 and $2.00 to a new director, new employees and new advisory board members. Of these options, 185,000 vest immediately and the balance vest over periods of between one and three years.

Note 5 - Segment Information

The Company's operations consist of a single reportable segment. This segment derives its revenues from sales of products and services employing XML (eXtensible Mark-up Language) that are used by businesses to conduct e-commerce. The following tables and schedules summarize certain information about this segment.

                                                    XML-Based
                                              Products and Services
                                         -------------------------------
                                        Three Months Ended September 30,
                                        --------------------------------
                                               2000          1999
                                           -------------------------
External revenues                           $485,726      $   9,259
Intersegment revenues                              -              -
Segment loss before tax                     (407,454)      (224,127)
Segment assets                              1,771,806       131,600


Following are reconciliations to corresponding totals in the accompanying financial statements:


                                        Three Months Ended September 30,
                                        --------------------------------
                                               2000          1999
                                              ------        ------

Total loss before tax for reportable
   segments                                 $(407,454)    $(244,127)
Corporate headquarters income(expense)
   including                                 129,181           (830)
                                           ----------     ----------
     Consolidated net loss before
       provision for income taxes           $(278,273)    $(244,957)
                                           ==========    ===========


Note 6 - Lease Commitment

The Company leases its Vancouver, British Columbia operating facility. The lease commenced on June 1, 2000 and runs for five years. The lease agreement also requires that the Company pay its proportional share of operating costs and property taxes.

In September 2000, the Company entered into a lease agreement for additional space in the same building as described above. This lease commences on December 1, 2000 and runs for four years and six months. The monthly lease payments are $800, however, the facility is provided at no charge for the first four months of the lease. The lease agreement also requires that the Company pay its proportional share of operating costs and property taxes.

Future minimum lease payments required under the leases, excluding the Company's share of operating costs and property taxes, are as follows:

                    Period Ending
                    June 30,
                    --------------
                    2001                     $    29,800
                    2002                          43,300
                    2003                          75,600
                    2004                          75,600
                    2005                          63,000
                                             ------------
                                             $   287,300
                                             ============


The effect of scheduled rent increases and "rent holidays included in the Company's leases are recognized on a straight-line basis over the term of the leases. During the three months ended September 2000 and 1999, rent expense was $27,500 and $17,400, respectively.

Note 7 - Subsequent Events

Effective November 1, 2000, the Company has entered into an agreement to hire an Executive Vice President of Sales and Marketing. This employee will receive 800,000 options under the 1999 Plan as outlined in Note 4. These options will vest over a period of 12 months and will have a seven-year term. The Company is currently seeking to rent office space in New York, and as a result, operating expenses are likely to increase in future quarters.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS AND DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

To date, we have raised gross proceeds of approximately $11 million through private offerings of equity securities. We expect that funds remaining from these offerings, which amounted to $8.2 million at September 30, 2000, will be sufficient to fund our operating and investing activities for at least the next twelve months. Accordingly, we have no plans to raise additional funds during the next twelve months.

We are developing expressXCHG Version 1.0, a data transformation engine, which we expect to release in December 2000, and the next release of our goXML search engine which we plan to release in February 2001. We plan to continue developing these products and to undertake development of new products including a version of Ceremony(-TM-), a system for authenticating online transactions, which we have licensed from PenOp Ltd.

We plan to help companies implement XML solutions using our products and are completing work under a contract with a Korean company that is setting up an Internet-based business-to-business marketplace to serve the Korean market. The contract value is $950,000 and the work is to be completed by December 2000. The full contract value may be subject to withholding taxes by the Korean tax authorities at a rate of 16.5%. We will be able to apply these withholding taxes against United States income taxes otherwise payable, should we become taxable in the future.

We do not expect to undertake any significant purchases or sales of plant and equipment during the next twelve months. We will continue to acquire computer hardware and software and office furniture in the ordinary course as we hire new employees.

At the date of this Report, we employ approximately 48 staff. We plan to hire an additional 25 employees over the next year, consisting of 15 software engineers, five implementation specialists and five sales and marketing personnel. The actual number of staff that we hire will be dependent on how our business develops and will be subject to our ability to find qualified individuals on mutually acceptable terms.

RESULTS OF OPERATIONS

REVENUE. Revenue consists of fees received from the sale of e-commerce solutions, and website design and development, implementation and support. Revenue was $485,700 for the three months ended September 30, 2000, compared to $9,300 for the three months ended September 30, 1999. The increase was due to the sale of software products under development during the previous fiscal period and to services related to the sale of those software products.

Approximately $450,000 of revenue for the quarter was earned under the Company's contract with B2B Internet, Inc. (see discussion under Plan of Operations). This contract is expected to account for the majority of revenues during the second quarter as well and is scheduled for completion in December 2000.

COST OF REVENUE. Cost of sales include salaries to employees and contractor fees that can be directly attributable to project revenue earned in the period. For the three months ended September 30, 2000 these costs were $273,600. In 1999, we did not have any directly identifiable cost of sales.

RESEARCH AND DEVELOPMENT EXPENSES. Product and content development costs include expenses we incur to develop our technology and, in the prior fiscal year, our clients' websites. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain software and websites. For the three months ended September 30, 2000 and 1999, these costs were $228,500 and $121,400 respectively. The increased expenditures over the previous year reflect increased staffing levels to accelerate development of existing and new products.

SALES AND MARKETING EXPENSES. Marketing, sales and client services costs include expenses we incur to obtain and maintain client relationships. These costs include fees paid to contractors and consultants, related travel and incidental costs and occupancy costs for our Seattle sales office. For the three months ended September 30, 2000, sales and marketing expenses were $104,000. Sales and marketing expenses in the three months ended September 30, 1999 were $33,000. The increase is due to the addition of staff and sales initiatives undertaken in the current year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries, contractor fees and related costs for general corporate functions, including travel, finance, accounting and legal expenses. For the three months ended September 30, 2000, general and administrative expenses were $213,800, up from $96,200 in the three months ended September 30, 1999. The increase reflects increased staff, travel costs and professional fees associated with the June 30, 2000 year-end audit and SEC filing requirements.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense reflects depreciation of computer hardware, software, equipment, leasehold improvements and and amortization of intellectual property over estimated useful lives of between two and five years. Depreciation and amortization expense was $99,600 and $4,300 respectively for the quarters ended September 30, 2000 and 1999. The company did not record amortization expense in regard to trademarks and patents as these costs largely relate to applications that had not been granted at September 30, 2000.

INTEREST INCOME. During the three months ended September 30, 2000 and 1999, the company earned interest income of $155,600 and $700 respectively. Interest income has been earned on funds received from private equity placements which have exceeded operating expenditures to date.

PROVISION FOR INCOME TAXES. Although the Company incurred a consolidated loss during the three months ended September 30, 2000, it recorded $102,500 of income tax expense relating to certain income attributable to taxing jurisdictions in Canada and Korea. Increases in deferred tax assets resulting from the foreign tax credits generated by these taxes have been offset completely by similar increases in the valuation allowance applied to the Company's net income tax expense or benefit.
LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the placement of equity securities and advances from our principal stockholder. As of September 30, 2000 we had $7,175,000 in cash and cash equivalents and $995,000 in short term investments.

We have incurred costs to design, develop and implement search engine and electronic commerce applications and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of September 30, 2000, we had an accumulated deficit of $2,074,800. These losses have been primarily funded through private placement of equity securities.

To date, we have experienced negative cash flows from operating activities. For the three months ended September 30, 2000, net cash used in operating activities was primarily attributable to our net loss of $380,800. The net loss for the quarter was partially offset by non-cash depreciation and amortization of $99,600 and a net cash inflow of $146,200 with respect to working capital changes. For the three months ended September 30, 2000, net cash used in operating activities was therefore $135,000. In the three months ended September 30, 1999, $274,900 was used in operating activities primarily relating to our operating loss.

For the three months ended September 30, 2000, net cash used in investing activities was $225,700. We received $5,000 from the sale of investments, and spent $65,100 on computer hardware, software, equipment and leasehold improvements, $48,800 on patent and trademark applications and $116,800 on intellectual property. The computer hardware and software purchases related to server upgrades and computers used by programmers and new employees. The leasehold improvements relate to our new Vancouver offices, which opened in June 2000. In the three months ended September 30, 1999, $40,500 was used in investing activities.

For the three months ended September 30, 2000, no cash was provided by or used in financing activities. In the three months ended September 30, 1999, $2,018,100 was provided by financing activities relating to the issuance of capital stock, which was partially offset by the repayment of a note payable of $135,100.

Changes in exchange rates had a net effect of decreasing our cash balance by $100.

As of September 30, 2000, we had no contractual capital commitments outstanding.

Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $380,000 during the three months ended September 30, 2000. We expect losses from operations and negative cash flow to continue for the foreseeable future, at least through fiscal 2001, as a result of our expansion plans and our expectation that operating expenses will increase significantly in the next several years. The rate at which these losses will be incurred is likely to increase from current levels. Although we have experienced revenue growth, revenues have been substantially less than expenses and may not increase in the future. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a materially adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

We currently estimate that available cash resources at September 30, 2000 will be sufficient to meet our anticipated needs for working capital and capital expenditures through June 2001. We may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a materially adverse effect on our business, financial condition and results of operations.

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

PART II.  OTHER INFORMATION

ITEM 1.   PENDING LEGAL PROCEEDINGS

At the date of this report, there are no pending legal proceedings in which we are a party and we are not aware of any threatened legal proceedings.

ITEM 2.   CHANGES IN SECURITIES

On October 4, 2000, the Board of Directors approved a revision to 4,625,000 warrants issued in April and May 2000. The warrants were originally exercisable to purchase stock at $4.00 per share of common stock until October 2000 and thereafter at $6.00 per share. The Company extended the $4.00 exercise price until April 2001.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for the vote of security holders.

ITEM 6.   EXHIBITS AND REPORTS FILED ON FORM 8-K

There are no Exhibits filed with this current report on Form 10-QSB.
On September 11, 2000 the Company filed an amendment to its June 28, 2000 report on Form 8-K, pursuant to Item 7 of such Form, regarding the audited financial statements of DataXchg, Inc. at June 30, 2000.

                              SIGNATURES

                              XML-Global Technologies, Inc.


                              ---------------------------------------
Date:  November 14, 2000      Signature:  /s/Peter Shandro
                                        -----------------------------
                                        Peter Shandro
                                        Chairman of the Board, Chief Executive
                                        Officer and President


                              --------------------------------------
Date:  November 14, 2000      Signature:  /s/Simon Anderson
                                        ------------------------------
                                        Simon Anderson
                                        Chief Financial Officer