Form 10QSB
period 2000-12-31
XML GLOBAL TECHNOLOGIES INC
filed 2001-02-14
CIK 1048501

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934
                    For the period ended December 31, 2000

                                      OR

[   ]     Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                        Commission file number: 0-23391

                         XML-GLOBAL TECHNOLOGIES, INC.
                    ---------------------------------------
            (Exact name of registrant as specified in its charter)

                  Colorado                       84-1434313
                  --------                       ----------
       (State or other jurisdiction          (I.R.S. Employer
        of incorporation or                  Identification No.)
        organization)

                        Suite 9 - 1818 Cornwall Avenue
                         Vancouver, BC, Canada V6J 1C7
                        ------------------------------
         (Address of principal executive offices, including zip code)

        Registrant's Telephone No., including area code: (800) 201-1848
                         -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes__X__   No ____

As of February 8, 2001, there were 27,505,000 shares of the issuer's Common Stock outstanding.

                                     INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets - December 31, 2000 and June 30, 2000 Consolidated Statement of Operations - Three Months and Six Months Ended December 31, 2000 and 1999

        Consolidated Statement of Cash Flows - Six Months Ended December 31, 2000 and 1999

        Notes to Unaudited Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

ITEM 1. PENDING LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS FILED ON FORM 8-K

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by XML - Global Technologies, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2000, and its results of operations for the three-month and six-month periods ended December 31, 2000 and 1999 and its cash flows for the three-month and six-month periods ended December 31, 2000 and 1999. The Company's balance sheet as of June 30, 2000 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

XML-GLOBAL TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Consolidated Balance Sheet
At December 31, 2000 and June 30, 2000

                                   December 31,     June 30,
                                       2000          2000
                                   ------------   ----------
ASSETS
Current Assets
     Cash                          $6,046,265   $ 7,535,852
     Investments in securities
       available for sale             990,000     1,000,000
     Trade accounts receivable            656        17,185
     Other receivable                  55,124        53,653
     Prepaid expenses                  32,514        11,869
     Deferred income taxes              4,188         2,622
                                  ------------   -----------
                                    7,128,747     8,621,181
Property and Equipment, Net           275,402       158,633

Intangible Assets
     Intellectual property
       rights, net                  1,300,882     1,250,000
     Trademarks and patents           102,824        52,193
                                  ------------   -----------
Total Assets                       $8,807,855   $10,082,007
                                  ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable and
       accrued liabilities         $  261,080   $    95,999
     Unearned revenue                  12,000             -
     Foreign income taxes payable      64,458         7,178
                                  ------------   -----------
Total Liabilities                     337,538       103,177
                                  ------------   -----------

Stockholders' Equity
     Preferred stock, $0.01 par
       value, 100,000,000 shares
       authorized, none issued and
       outstanding at December 31,
       2000 and June 30, 2000               -             -
     Common stock, $.0001 par
       value, 500,000,000 shares
       authorized, 27,505,000
       shares issued and
       outstanding at December
       31, 2000 and June 30,
       2000                             2,751         2,751
     Additional paid-
       in capital                  11,695,614    11,675,258
     Accumulated other
       comprehensive income(loss)      (8,130)       (5,089)
     Accumulated deficit           (3,219,918)   (1,694,090)
                                  ------------  ------------
Total Stockholders' Equity          8,470,317     9,978,830
                                  ------------  ------------
Total Liabilities and
  Stockholders' Equity             $8,807,855   $10,082,007
                                  ============  ============

                            See accompanying notes

XML-GLOBAL TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Consolidated Statement of Operations
For the Three Months and Six Months Ended December 31, 2000 and 1999

                       Three Months                 Six Months
                   ---------------------        ------------------
                December 31, December 31,  December 31,     December 31,
                    2000         1999          2000             1999
                  ---------   -----------   -----------       ----------
Revenue         $   327,242  $    14,400   $   812,968      $    23,659
Cost of revenue     401,035           -        674,667                 -
                  ---------   -----------   -----------      -----------
Gross profit
  (loss)            (73,793)      14,400       138,301           23,659
                  ----------  -----------   -----------      -----------

Operating expenses
   Research and
    development     502,060      166,707       730,589          288,089
   Marketing and
    selling         185,589       69,224       289,626          102,182
   General and
   administrative   250,082      143,274       463,903          239,484
   Depreciation
    and
    amortization    112,373        8,489       211,935           12,817
   Fair value of
    options
    granted to
    consultants      20,356            -        20,356                -
                  ----------    ---------   -----------        ---------
   Total
    operating
    expenses      1,070,460      387,694     1,716,409          642,572
                  ----------    ---------   -----------        ---------
Operating loss   (1,144,253)    (373,294)   (1,578,108)        (618,913)
Interest income      88,987        1,538       244,569            2,200
                  ----------    ---------   -----------        ---------
Net loss before
  provision for
  income taxes   (1,055,266)    (371,756)   (1,333,539)        (616,713)
Provision for
  income taxes       89,812            -       192,289                -
                 -----------    ---------   -----------        ---------
Net loss         (1,145,078)    (371,756)   (1,525,828)        (616,713)
Accumulated
  deficit,
  beginning
  of period      (2,074,840)    (365,806)   (1,694,090)        (120,849)
                 -----------   ----------   -----------       ----------
Accumulated
  deficit,
  end of
  period        $(3,219,918)  $ (737,562)  $(3,219,918)     $  (737,562)
                 ===========   ==========   ===========       ==========

Net loss per
  share - basic
  and diluted   $     (0.04)  $    (0.02)  $     (0.06)     $     (0.03)
Weighted
  average
  number of
  shares         27,505,000   19,830,000    27,505,000       19,095,543

                            See accompanying notes.

XML-GLOBAL TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Consolidated Statement of Cash Flow
For the Six Months Ended December 31, 2000 and 1999


                                    Six months     Six months
                                   December 31,   December 31,
                                       2000           1999
                                  -------------   ------------

Cash flows from operating
activities
Net loss                           $(1,525,828)   $ (616,713)
Adjustments to reconcile net
  loss to net cash used in
  operating activities
 Depreciation and amortization         211,935        12,817
 Fair value of options granted
    to consultants                      20,356             -
 Changes in assets and
    liabilities
    Accounts receivable                 16,492        (5,989)
    Other receivable                    (3,036)      (12,271)
    Prepaid expenses                   (21,240)            -
    Accounts payable and accrued
       liabilities                     167,856        25,448
    Unearned revenue                    12,000             -
    Foreign income taxes payable        58,191             -
  Due to director                            -        (6,122)
                                    -----------  ------------
Net cash used in operating
   activities                       (1,063,274)     (602,830)
                                    -----------  ------------

Cash flows from investing activities
 Proceeds from sale of investments      10,000             -
 Purchases of property and
    equipment                         (167,389)      (33,208)
 Acquisition of trademarks and
    patents                            (51,484)      (25,020)
 Acquisition of intellectual
    property                          (218,008)            -
                                    -----------    ----------
Net cash used in investing
    activities                        (426,881)      (58,228)
                                    -----------   -----------
Cash flows from financing activities
Deferred issue costs                         -       (33,694)
Issuance of capital stock net
  of issue costs                             -     2,153,191
Repayment of note payable                    -      (135,135)
                                    -----------   -----------
Net cash provided from financing
  activities                                 -     1,984,362
                                    -----------   -----------
Effect of changes in exchange
  rates                                    568         1,302
                                    -----------   -----------
Increase (decrease) in cash         (1,489,587)    1,324,606

Cash, beginning of period            7,535,852         9,581
                                    -----------   -----------
Cash, end of period                $ 6,046,265    $ 1,334,187
                                                  ===========
===========

                        See accompanying notes.

               XML - GLOBAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCING STATEMENTS
                          DECEMBER 31, 2000 AND 1999
                                  (Unaudited)

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

                           2000                   1999
                    ------------------      -----------------
                     Number     Weighted     Number    Weighted
                   of Options    Average   of Options  Average
                                Exercise               Exercise
                                 Price                  Price
                   ---------- ---------- ----------  ----------
Options
 outstanding
 at June 30       1,170,000              1.01       -          -
Granted during
 the period       1,656,500              1.59       -          -
Exercised during
 the period               -              -          -          -
Forfeited during
 the period         (15,000)             1.50       -          -
                 -----------             --------    --------  --------
Options
 outstanding at
 December 31      2,811,500              1.35       -          -
                 -----------             --------    --------  --------
Options
 exercisable at
 December 31      1,355,000              1.08       -          -
                 -----------             --------    --------  --------

NOTE 5 - SEGMENT INFORMATION

The Company's operations consist of a single reportable segment. This segment derives its revenues from sales of products and services employing XML (eXtensible Mark-up Language) that are used by businesses to conduct e-commerce. The following tables and schedules summarize certain information about this segment.

                         XML - Based Products and Services
                  Three Months Ended            Six Months Ended
                     December 31,                 December 31,
                 --------------------           ----------------
                  2000         1999           2000             1999
                --------      -------        ------           -------
External
 revenues    $    327,242   $  14,400     $   812,968       $  23,659
Intersegment
 revenues               -           -               -               -
Segment loss
 before tax  $ (1,108,736)  $(332,551)    $(1,516,188)      $(576,678)
Segment
 assets      $  1,896,508   $ 208,942     $ 1,896,508       $ 208,942


Following are reconciliations to corresponding totals in the accompanying financial statements:

                  Three Months Ended            Six Months Ended
                     December 31,                           December 31,
                  ------------------            ----------------
                  2000         1999           2000             1999
                --------      -------        -------          -------
Total loss before
 tax for
 reportable
 segments    $ (1,108,736)  $(332,551)    $(1,516,188)  $    (576,678)
Corporate
 headquarters
 income            53,470     (39,205)        182,649         (40,035)
 (expense)
 including
 interest
 income        ----------    ---------     -----------       ---------
Consolidated
 net loss before
 provision for
 income
 taxes       $ (1,055,266)  $(371,756)    $(1,333,539)      $(616,713)
               ===========  ==========     ===========      ==========


NOTE 6 - LEASE COMMITMENT

     The Company leases its Vancouver, British Columbia operating facility. The leases run until June 30, 2005. The lease agreements require that the Company pay its proportional share of operating costs and property taxes.

     Future minimum lease payments required under the leases, excluding the Company's share of operating costs and property taxes, are as follows:

          Period Ending
            June 30,
          ------------
              2001                    $    29,800
              2002                         43,300
              2003                         75,600
              2004                         75,600
              2005                         63,000
                                      -----------
                                    $     287,300


     The effect of scheduled rent increases and "rent holidays" included in the Company's leases are recognized on a straight-line basis over the term of the leases. During the six months ended December 2000 and 1999, rent expense was $54,300 and $36,700, respectively.

NOTE 7 - SUBSEQUENT EVENTS

     Effective January 2001, the Company entered into a lease agreement for office space in New York City. The lease commences on February 1, 2001 and has a term of 23 months. The monthly lease payments are $7,933. The Company was required to deposit $198,000 into an interest-bearing trust account from which the monthly lease payments will be drawn.

     On January 17, 2001, the Company, through a newly incorporated subsidiary, 620486 BC Ltd., acquired the issued shares of Bluestream Database Software Corp., a British Columbia, Canada corporation. Consideration comprised of $243,000 in cash and promissory notes, shares of preferred stock of 620486 BC Ltd. convertible to 100,000 shares of the Company's common stock and assumption of $82,000 in liabilities due to the shareholder of Bluestream Database Software Corp. The total purchase price amounted to $432,100 including acquisition costs of $7,100, and as a result was not a significant acquisition under accounting principles. Goodwill relating to this transaction of $441,400 will be amortized on a straight-line basis over 48 months.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS AND DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

     To date, we have raised gross proceeds of approximately $11 million through private offerings of equity securities. We expect that funds remaining from these offerings, which amounted to $7.0 million at December 31, 2000, will be sufficient to fund our operating and investing activities for at least the next twelve months. Accordingly, we have no plans to raise additional funds during the next twelve months.

     We recently undertook a rebranding exercise in which our goXML search engine became "goXML Search" and our expressXCHG data transformation engine became "goXML Transform". In addition we acquired Bluestream Database Software Corp. and renamed its Xstream database product as "goXML dB". We have released Version 1.0 of goXML Transform and we plan to commence sales of goXML dB, our next release of goXML Search, in March 2001. We plan to continue developing these products and to undertake development of new products including a version of Ceremony(-TM-) a system for authenticating online transactions, which we have licensed from PenOp Ltd. We intend to supplement our existing revenues by undertaking consulting contracts relating to the implementation of XML-based systems.

     We plan to help companies implement XML solutions using our products and are completing work under a contract with a Korean company that is setting up an Internet-based business-to-business marketplace to serve the Korean market. The contract value is $950,000 and the work is to be completed by February 2001. At December 31, 2000, we had completed 84% of this contract. The full contract value is subject to withholding taxes by the Korean tax authorities at a rate of 16.5%. We will be able to apply these withholding taxes against United States income taxes otherwise payable, should we become taxable in the future.

     We do not expect to undertake any significant purchases or sales of plant and equipment during the next twelve months. We will continue to acquire computer hardware and software and office furniture in the ordinary course as we hire new employees.

     At the date of this Report, we employ approximately 55 staff. We plan to hire an additional 25 employees over the next year, consisting of 15 software engineers, five implementation specialists and five sales and marketing personnel. The actual number of staff that we hire will be dependent on how our business develops and will be subject to our ability to find qualified individuals on mutually acceptable terms.

RESULTS OF OPERATIONS

     REVENUE. Revenue consists of fees received from the sale of e-commerce solutions, and website design and development, implementation and support. Revenue was $327,200 for the three months ended December 31, 2000, compared to $14,400 for the three months ended December 31, 1999. For the six months ended December 31, 2000 and 1999, revenue was $813,000 and $23,700 respectively. The increase over the prior year was primarily attributable to the Korean business-to-business contract.

     Approximately $325,000 of revenue for the quarter was earned under the Company's contract with B2B Internet, Inc. (see discussion under Plan of Operations). This contract is expected to account for the majority of revenues during the third quarter as well and is scheduled for completion in February 2001.

     COST OF REVENUE. Cost of sales include salaries to employees and contractor fees that can be directly attributable to project revenue earned in the period. For the three and six months ended December 31, 2000 these costs were $401,000 and $674,700 respectively. In 1999, we did not have any directly identifiable cost of sales. It has taken us longer to perform the services than we had expected and as a result the cost of revenues accounts for a greater proportion of revenues than in the first quarter.

     RESEARCH AND DEVELOPMENT EXPENSES. Product and content development costs include expenses we incur to develop our technology and, in the prior fiscal year, our clients' websites. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain software and websites. Research and development expenses were $502,100 for the three months ended December 31, 2000, compared to $166,700 for the three months ended December 31, 1999. For the six months ended December 31, 2000 and 1999, these costs were $730,600 and $288,100 respectively. The increased expenditures over the previous year reflect increased staffing levels to accelerate development of existing and new products.

     SALES AND MARKETING EXPENSES. Marketing, sales and client services costs include expenses we incur to obtain and maintain client relationships. These costs include fees paid to contractors and consultants, related travel and incidental costs and occupancy costs for our Seattle sales offices. For the three and six months ended December 31, 2000, sales and marketing expenses were $185,600 and $289,600 respectively. Sales and marketing expenses in the three and six months ended December 31, 1999 were $69,200 and $102,200 respectively. The increase is due to the addition of staff and sales initiatives undertaken in the current year.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries, contractor fees and related costs for general corporate functions, including travel, finance, accounting and legal expenses. For the three months ended December 31, 2000, general and administrative expenses were $250,100, up from $143,300 in the three months ended December 31, 1999. For the six months ended December 31, 2000 and 1999, these costs were $463,900 and $239,500 respectively. The increase reflects increased staff, travel costs opening the New York office and professional fees associated with the SEC filing requirements.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense reflects depreciation of computer hardware, software, equipment, leasehold improvements and amortization of intellectual property over estimated useful lives of between two and five years. Depreciation and amortization expense was $112,400 and $8,500 respectively for the quarters ended December 31, 2000 and 1999. For the six months ended December 31, 2000, this expense was $211,900, compared to $12,800 for the same period in 1999. The company did not record amortization expense in regard to trademarks and patents as these costs largely relate to applications that had not been granted at December 31, 2000.

     INTEREST INCOME. During the three months ended December 31, 2000 and 1999, the company earned interest income of $89,000 and $1,500 respectively. $244,600 was earned for the six months ended December 31, 2000, compared to $2,200 for the six months ended December 31, 1999. Changes in interest income generally reflect the balance of funds on hand which has varied depending on fundraising initiatives and spending patterns. Interest income has been earned on funds received from private equity placements which have exceeded operating expenditures to date.

     PROVISION FOR INCOME TAXES. Although the Company incurred a consolidated loss during the three and six months ended December 31, 2000, it recorded $89,800 and $192,300 respectively of income tax expense relating to certain income attributable to taxing jurisdictions in Canada and Korea. Increases in deferred tax assets resulting from the foreign tax credits generated by these taxes have been offset completely by similar increases in the valuation allowance applied to the Company's net income tax expense or benefit.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the placement of equity securities, as well as advances from our principal stockholder. As of December 31, 2000 we had $6,046,300 in cash and cash equivalents and $990,000 in short term investments.

     We have incurred costs to design, develop and implement search engine and electronic commerce applications and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of December 31, 2000, we had an accumulated deficit of $3,219,900. These losses have been primarily funded through private placement of equity securities.

     To date, we have experienced negative cash flows from operating activities. For the six months ended December 31, 2000, net cash used in operating activities was primarily attributable to our net loss of $1,525,800. The net loss for the six month period was partially offset by non-cash depreciation and amortization of $211,900, non-cash fair value of options granted to consultants of $20,400 and a net cash inflow of $230,200 with respect to working capital changes. For the six months ended December 31, 2000, net cash used in operating activities was therefore $1,063,300. In the six months ended December 31, 1999, $602,800 was used in operating activities, primarily relating to our operating loss. The increase in cash used by operating activities reflects increased staffing activities.

     For the six months ended December 31, 2000, net cash used in investing activities was $426,900. We received $10,000 from the sale of investments, and spent $167,400 on computer hardware, software, equipment and leasehold improvements, $51,500 on patent and trademark applications and $218,000 on intellectual property. The computer hardware and software purchases related to server upgrades and computers used by programmers and new employees. The leasehold improvements relate to our new Vancouver offices, which opened in June 2000. In the six months ended December 31, 1999, $58,200 was used in investing activities. We have spent more on property and equipment as we expand our staff and facilities.

     For the six months ended December 31, 2000, no cash was provided by or used in financing activities. In the six months ended December 31, 1999, $2,153,200 was provided by financing activities relating to the issuance of capital stock, which was partially offset by the repayment of a note payable of $135,100 and a change in deferred issue costs of $33,700.

     Changes in exchange rates had a net effect of increasing our cash balance by $600.

     As of December 31, 2000, we had no contractual capital commitments outstanding.

     Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $1,145,100 and $1,525,800 during the three and six months ended December 31, 2000 respectively. We expect losses from operations and negative cash flow to continue for the foreseeable future, at least through fiscal 2001, as a result of our expansion plans and our expectation that operating expenses will increase significantly in the next several years. The rate at which these losses will be incurred may increase from current levels. Although we have experienced revenue growth, revenues have been substantially less than expenses and may not increase in the future. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a materially adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

     We currently estimate that available cash resources at December 31, 2000 will be sufficient to meet our anticipated needs for working capital and capital expenditures through December 2001. We may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a materially adverse effect on our business, financial condition and results of operations.

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

ITEM 2.   CHANGES IN SECURITIES

     On October 2, 2000, the Board of Directors approved a revision to 2,330,000 warrants issued in August 1999. The warrants were originally exercisable to purchase stock at $4.00 per share of common stock until February 2000 and thereafter at $6.00 per share. In February 2000, the Company extended the $4.00 exercise price until December 2000, and in October 2000, the $4.00 exercise price was again extended until June 2001.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted for the vote of security holders.

ITEM 6.   EXHIBITS AND REPORTS FILED ON FORM 8-K

     There are no Exhibits filed with this current report on Form 10-QSB and the Company did not file any Reports on Form 8-K in the quarter ended December 31, 2000.

                                  SIGNATURES

                                   XML-Global Technologies, Inc.



Date: February 14, 2001            Signature:     /s/Peter Shandro
     ------------------------                ------------------------------
                                             Peter Shandro
                                             Chairman of the Board, Chief
                                             Executive Officer and
                                             President

Date: February 14, 2001            Signature:     /s/Simon Anderson
     -------------------------               -----------------------------
                                             Simon Anderson
                                             Chief Financial Officer