Form 10QSB
period 2001-03-31
XML GLOBAL TECHNOLOGIES INC
filed 2001-05-15
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2001

OR

[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-23391

          XML-GLOBAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1434313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 9 - 1818 Cornwall Avenue
          Vancouver, BC, Canada V6J 1C7
(Address of principal executive offices, including zip code)

Registrant's Telephone No., including area code: (800) 201-1848

___________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   X       No ____

As of May 14, 2001, there were 27,565,000 shares of the issuer's Common Stock outstanding.

INDEX

PART I.    FINANCIAL INFORMATION

Item 1.      Financial statements

                  Unaudited Consolidated Balance Sheets - March 31, 2001 and June 30, 2000

                  Unaudited Consolidated Statement of Operations - Three Months and Nine Months Ended March
                  31, 2001 and 2000

                  Unaudited Consolidated Statement of Cash Flows - Nine Months Ended March 31, 2001 and
                  2000

                  Notes to Unaudited Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 1.      Pending Legal Proceedings

Item 2.      Changes in Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 6.      Exhibits and Reports Filed on Form 8-K

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

XML-Global Technologies, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheet
At March 31, 2001 and June 30, 2000

	March 30, 2001	June 30, 2000
Assets
Current Assets
Cash	$4,202,234	$7,535,852
Investments in securities available for sale	985,000	1,000,000
Trade accounts receivable	53,839	17,185
Other receivable	34,393	53,653
Prepaid expenses	343,024	11,869
Deferred income taxes	9,134	2,622
	5,627,624	8,621,181
Property and Equipment, Net	409,110	158,633
Intangible Assets
Intellectual property rights, net	1,608,778	1,250,000
Trademarks and patents	116,902	52,193
Total Assets	$ 7,762,414	$ 10,082,007
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$ 252,944	$95,999
Foreign income taxes payable	100,043	7,178
Note payable	125,000	-
Total Liabilities	477,987	103,177
Minority interest	100,000	-
	577,987	103,177
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at March 31, 2001 and June 30, 2000	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized, 27,565,000 and 27,505,000 shares issued and outstanding at March 31, 2001 and June 30, 2000 respectively	2,757	2,751
Additional paid-in capital	11,750,748	11,675,258
Accumulated other comprehensive income (loss)	(17,731)	(5,089)
Accumulated deficit	(4,551,347)	(1,694,090)
Total Stockholders' Equity	7,184,427	9,978,830
Total Liabilities and Stockholders' Equity	$ 7,762,414	$ 10,082,007
See accompanying notes

XML-Global Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statement of Operations
For the Three Months and Nine Months Ended March 31, 2001 and 2000
	Three Months		Nine months
	March 31 2001	March 31 2000	March 31 2001	March 31, 2000

Revenue	$240,456	$7,330	$1,053,424	$30,989
Cost of revenue	207,521	-	882,188	-
Gross profit (loss)	32,935	7,330	171,236	30,989
Operating expenses
Research and development	465,973	215,914	1,196,564	504,003
Marketing and selling	328,208	71,360	617,834	173,542
General and administrative	464,770	183,444	928,671	422,928
Depreciation and amortization	162,577	8,900	374,512	21,717
Fair value of options granted to consultants	140	49,279	20,496	49,279
Fair value of warrants granted	4,000	-	4,000	-
Total operating expenses	1,425,668	528,897	3,142,077	1,171,469
Operating loss	(1,392,733)	(521,567)	(2,970,841)	(1,140,480)
Interest income	100,440	24,051	345,009	26,251
Net loss before provision for income taxes	(1,292,293)	(497,516)	(2,625,832)	(1,114,229)
Provision for income taxes	39,136	-	231,425	-
Net loss	(1,331,429)	(497,516)	(2,857,257)	(1,114,229)
Accumulated deficit, beginning of period	(3,219,918)	(737,562)	(1,694,090)	(120,849)
Accumulated deficit, end of period	$ (4,551,347)	$(1,235,078)	$ (4,551,347)	$(1,235,078)
Net loss per share - basic and diluted	$ (0.05)	$ (0.02)	$ (0.10)	$ (0.06)
Weighted average number of shares	27,508,297	20,809,670	27,506,095	19,662,764

See accompanying notes.

XML-Global Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statement of Cash Flow
For the Nine Months Ended March 31, 2001 and 2000
	Nine Months March 31, 2001	Nine Months March 31, 2000
Cash flows from operating activities
Net loss	$(2,857,257)	$(1,114,229)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	374,509	21,717
Expenses paid through the issuance of common stock	51,000	-
Fair value of options granted to consultants	20,496	49,279
Fair value of warrants granted	4,000	-
Changes in assets and liabilities
Accounts receivable	(36,781)	(620)
Other receivable	14,299	(16,824)
Prepaid expenses	(332,085)	(17,016)
Accounts payable and accrued liabilities	166,238	14,725
Foreign income taxes payable	97,353	-
Due to director	-	(8,815)
Net cash used in operating activities	(2,498,228)	(1,071,783)
Cash flows from investing activities
Proceeds from sale of investments	15,000	-
Purchases of property and equipment	(352,795)	(80,264)
Acquisition of trademarks and patents	(65,833)	(32,811)
Acquisition of intellectual property	(438,815)	-
Net cash used in investing activities	(1,0842,443)	(113,075)
Cash flows from financing activities
Deferred issue costs	-	(70,487)
Issuance of capital stock net of issue costs	-	3,738,171
Repayment of note payable	-	(135,135)
Net cash provided from financing activities	-	3,532,549
Effect of changes in exchange rates	7,053	(3,460)
Increase (decrease) in cash	(3,333,618)	2,344,231
Cash, beginning of period	7,535,852	9,581
Cash, end of period	$ 4,202,234	$ 2,353,812
See accompanying notes.

XML-GLOBAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCING STATEMENTS
MARCH 31, 2001 AND 2000
(Unaudited)

Note 1 - Organization

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

Note 3 - Income Taxes

Although the Company has incurred losses to date, it has been subject to income taxes. Taxes are payable by the Company's Canadian subsidiary on its operating profits, which cannot be offset against losses incurred by the Company. In addition, revenue generated from a Korean customer was subject to withholding taxes by Korean tax authorities at a rate of 16.5%. We will be able to apply these withholding taxes against United States income taxes otherwise payable, should we become taxable in the future.

Note 4 - 1999 Equity Incentive Plan

On October 19, 1999, the Company adopted the 1999 Equity incentive plan (the "1999 Plan") to provide incentives to employees, directors and consultants. Under the 1999 Plan, the Company has reserved a total of 4,000,000 shares of Common Stock for issuance with the maximum term of options being ten years. The Company will seek shareholder approval at its Annual Meeting of Shareholders to increase the number of shares of Common Stock reserved for issuance to 6,000,000.The Board of Directors has the exclusive power over the granting of options and their vesting provisions. All options granted to date have a seven-year term .
	2001		2000
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at June 30	1,170,000	1.01	-	-
Granted during the period	2,047,500	1.46	1,165,000	1.00
Exercised during the period	-	-	-	-
Forfeited during the period	(118,500)	1.33	-	-
Options outstanding at March 31	3,099,000	1.27	1,165,000	1.00
Options exercisable at March 31	1,660,000	1.13	1,055,000	1.00

Note 5 - Lease Commitment

The Company leases its Vancouver, British Columbia operating facility. The leases run until June 30, 2005. The lease agreements require that the Company pay its proportional share of operating costs and property taxes. Effective January 2001, the Company entered into a lease agreement for office space in New York City. The lease commenced on February 1, 2001 and has a term of 23 months. The monthly lease payments are $7,933. The Company was required to deposit $198,000 into an interest-bearing trust account from which the monthly lease payments will be drawn.

Future minimum lease payments required under the leases, excluding the Company's share of operating costs and property taxes, are as follows:
Period Ending
June 30,
2001	$ 71,786
2002	140,292
2003	118,276
2004	70,676
2005	64,786
$ 465,816

The effect of scheduled rent increases and "rent holidays" included in the Company's leases are recognized on a straight-line basis over the term of the leases. During the nine months ended March 2001 and 2000, rent expense was $106,300 and $58,900, respectively.

Note 6 - Acquisition of Bluestream Database Software Corporation

On January 17, 2001, the Company, through a newly incorporated subsidiary, 620486 BC Ltd., acquired the issued shares of Bluestream Database Software Corp., a British Columbia, Canada corporation.  Consideration comprised $243,000 in cash and promissory notes, shares of preferred stock of 620486 BC Ltd. convertible to 100,000 shares of the Company's common stock and assumption of $82,000 in liabilities due to the shareholder of Bluestream Database Software Corp.  The total purchase amounted to $438,300 including acquisition costs of $13,300.  Intellectual property rights relating to this transaction of $427,300 will be amortized on a straight-line basis over 48 months.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

REVENUE. Revenue consists of fees received from the sale of e-commerce business solutions and XML-related consulting services, and website design and development, implementation and support. Revenue was $240,500 for the three months ended March 31, 2001, compared to $7,300 for the three months ended March 31, 2000. For the nine months ended March 31, 2001 and 2000, revenue was $1,053,400 and $31,000 respectively. The increase over the prior year was primarily attributable to the Korean business-to-business contract, in for which we earned $152,000 of revenue was earned this quarter. Our revenue decreased compared to the previous quarter due to completion of the Korean business-to-business contract and a smaller volume of work replacing it. While we believe that we have completed all the terms of our contract with the Korean business-to-business customer, the customer has withheld payment. We have recognized this revenue and included a corresponding allowance for doubtful accounts in our general and administrative expenses.

COST OF REVENUE. Cost of sales revenue includes salaries to employees and contractor fees that can be directly attributable to project revenue earned in the period. For the three and nine months ended March 31, 2001 these costs were $207,500 and $882,200 respectively. In 2000, we did not have any directly identifiable cost of sales.

RESEARCH AND DEVELOPMENT EXPENSES. Product and content development costs include expenses we incur to develop our technology and, in the prior fiscal year, our clients' websites. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain software and websites. Research and development expenses were $466,000 for the three months ended March 31, 2001, compared to $215,900 for the three months ended March 31, 2000. For the nine months ended March 31, 2001 and 2000, these costs were $1,196,600 and $504,000 respectively. The increased expenditures over the previous year reflect increased staffing levels to accelerate development of existing and new products.

SALES AND MARKETING EXPENSES. Marketing, sales and client services costs include expenses we incur to obtain and maintain client relationships. These costs include salaries, fees paid to contractors and consultants, related travel and incidental costs and occupancy costs for our Seattle and New York sales offices. For the three and nine months ended March 31, 2001, sales and marketing expenses were $328,200 and $617,800 respectively. Sales and marketing expenses in the three and nine months ended March 31, 2000 were $71,400 and $173,500 respectively. The increase is due to the addition of staff and sales initiatives undertaken in the current year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries, contractor fees and related costs for general corporate functions, including travel, finance, accounting and legal expenses. For the three months ended March 31, 2001, general and administrative expenses were $464,800, up from $183,400 in the three months ended March 31, 2000. For the nine months ended March 31, 2001 and 2000, these costs were $928,700 and $422,900 respectively. The increase reflects increased staff, travel costs, opening the New York office, and professional fees associated with the SEC filing requirements and the allowance for doubtful accounts discussed under "Revenue".

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense reflects depreciation of computer hardware, software, equipment, leasehold improvements and amortization of intellectual property over estimated useful lives of between two and five years. Depreciation and amortization expense was $162,600 and $8,900 respectively for the quarters ended March 31, 2001 and 2000. For the nine months ended March 31, 2001, this expense was $374,500, compared to $21,700 for the same period in 2000. The company did not record amortization expense in regard to trademarks and patents as these costs largely relate to applications that had not been granted at March 31, 2001.

FAIR VALUE OF OPTIONS GRANTED TO CONTRACTORS. We recognize an expense in respect of options granted to contractors as services are provided. The total expense associated with these options in the nine months ended March 31, 2001 was $20,500, compared to $49,300 for the corresponding period in the prior year.

FAIR VALUE OF WARRANTS GRANTED. In March 2001, we granted 60,000 warrants to MarketByte, LLC in consideration of its services to the Company. The warrants permit the holder to purchase up to 60,000 shares of common stock on or before May 2, 2002 at a price of $2.00 per share. We estimate the fair value of each warrant to be approximately $0.06. The total expense associated with these warrants was $4,000. There was no corresponding expense in the prior year.

INTEREST INCOME. During the three months ended March 31, 2001 and 2000, the company earned interest income of $100,400 and $24,100 respectively. $345,000 was earned for the nine months ended March 31, 2001, compared to $26,300 for the nine months ended March 31, 2000. Changes in interest income generally reflect the balance of funds on hand which has varied depending on fundraising initiatives and spending patterns. Interest income has been earned on funds received from private equity placements, which have exceeded operating expenditures to date.

PROVISION FOR INCOME TAXES. Although the Company incurred a consolidated loss during the three and nine months ended March 31, 2001, it recorded $39,100 and $231,400 respectively of income tax expense relating to certain income attributable to taxing jurisdictions in Canada and Korea. Increases in deferred tax assets resulting from the foreign tax credits generated by these taxes have been offset completely by similar increases in the valuation allowance applied to the Company's net income tax expense or benefit.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the placement of equity securities, as well as advances from our principal stockholder. As of March 31, 2001 we had $4,202,200 in cash and cash equivalents and $985,000 in short term investments.

We have incurred costs to design, develop and implement search engine and electronic business applications and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of March 31, 2001, we had an accumulated deficit of $4,551,300. These losses have been primarily funded through private placement of equity securities.

To date, we have experienced negative cash flows from operating activities. For the nine months ended March 31, 2001, net cash used in operating activities was primarily attributable to our net loss of $2,857,300. The net loss for the nine month period was partially offset by non-cash depreciation and amortization of $374,500, expenses of $51,000 paid through the issuance of capital stock, non-cash fair value of warrants and of options granted to consultants totaling $24,500 and a net cash outflow of $90,900 with respect to working capital changes. For the nine months ended March 31, 2001, net cash used in operating activities was therefore $2,498,200. In the nine months ended March 31, 2000, we used $1,071,800 in operating activities, primarily relating to our operating loss. The increase in cash used by operating activities reflects increased staffing.

For the nine months ended March 31, 2001, net cash used in investing activities was $842,400. We received $15,000 from the sale of investments, and spent $352,800 on computer hardware, software, equipment and leasehold improvements, $65,800 on patent and trademark applications, and $438,800218,100 on intellectual property, and $445,800 on goodwill. The computer hardware and software purchases related to server upgrades and computers used by programmers and new employees. The leasehold improvements relate to our new Vancouver offices, which opened in June 2000, and our new New York office, which opened in February 2001. In the nine months ended March 31, 2000, $113,100 was used in investing activities. We have spent more on property and equipment as we expand our staff and facilities.

For the nine months ended March 31, 2001, we did not undertake any financing activities. In the nine months ended March 31, 2000, $3,532,500 was provided by financing activities relating to the issuance of capital stock, which was partially offset by the repayment of a note payable of $135,100 and a change in deferred issue costs of $70,500.

Changes in exchange rates had a net effect of increasing our cash balance by $7,100.

As of March 31, 2001, we had no contractual capital commitments outstanding.

Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $1,331,400 and $2,857,300 during the three and nine months ended March 31, 2001 respectively. We expect losses from operations and negative cash flow to continue for the foreseeable future, at least through calendar 2001, as a result of our expansion plans and our expectation that operating expenses will increase in the next several years. The rate at which these losses will be incurred may increase from current levels. Although we have experienced revenue growth, revenues have been substantially less than expenses and may not increase in the future. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a materially adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

We currently estimate that available cash resources at March 31, 2001 will be sufficient to meet our anticipated needs for working capital and capital expenditures through February 2002. We may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a materially adverse effect on our business, financial condition and results of operations.

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

Item 2.     Changes in Securities

On March 26, 2001, the Board of Directors approved the grant and issue of 60,000 shares to MarketByte, LLC, in consideration of its services to the Company. The services were valued at $0.85 per share. On March 9, 2001, the Board of Directors approved the issuance of 60,000 warrants to purchase shares of common stock in connection with the services provided by MarketByte, LLC at an exercise price of $2.00 per share on or before May 2, 2002.  The shares and warrants were restricted securities, were taken for investment purposes and were subject to appropriate transfer restrictions, and were issued without registration under the Securities Act in reliance upon Section 4(2) thereof.

On March 9, 2001, the Board of Directors approved a further revision to the 2,330,000 warrants issued in August 1999, and the 4,625,000 warrants issued in April and May 2000. The Company adjusted the exercise price from $4.00 per share to $2.00 per share, and extended the term of these warrantsis offer until September September 300, 2001.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for the vote of security holders.

Item 6.     Exhibits and Reports Filed on Form 8-K

There are no Exhibits filed with this current report on Form 10-QSB. On February 6, 2001, the Company filed a Form 8K, pursuant to Item 5 of such Form, regarding the acquisition of Bluestream Database Software Corporation on January 17, 2001.

SIGNATURES
XML-Global Technologies, Inc.

Date: May 14, 2001	Signature:	/s/Peter Shandro
Peter Shandro, Chairman of the Board, Chief Executive Officer and President

Date: May 14, 2001	Signature:	/s/Simon Anderson
Simon Anderson Chief Financial Officer