Form 10KSB
period 2001-06-30
XML GLOBAL TECHNOLOGIES INC
filed 2001-09-28
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2001

OR

[ ]    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-23391

     XML-GLOBAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1434313 (I.R.S. Employer Identification No.)

Suite 9 - 1818 Cornwall Avenue
                 Vancouver, BC, Canada V6J 1C7
(Address of principal executive offices, including zip code)

Registrant's Telephone No., including area code: (800) 201-1848

______________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes X      No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $1,235,866.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of June 30, 2001 was $5,409,000.

There were 27,565,000 shares of common stock outstanding, as of September 26, 2001.

Transitional Small Business Disclosure Format (Check one): Yes ____; No     X

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

ICF was organized in 1991 for the purpose of consummating a merger or acquisition with a private entity. Prior to entering into the Agreement, it had no material amount of assets or liabilities and no operations. Subsequent to completing the Agreement, ICF changed its name to XML-Global Technologies, Inc. ("XML-Global Technologies" or the "Company") and changed its fiscal year-end to June 30.

XML-Technologies is a Nevada corporation organized on May 18, 1999 to hold either directly or indirectly all outstanding shares of XML-Global Research, Inc. and Walkabout Website Designs, Ltd., both of which are British Columbia corporations. XML Technologies and its subsidiaries engage in the business of developing software applications using XML (eXtensible Markup Language). XML is an abbreviated version of SGML (Standard General Markup Language), an international standard for defining descriptions of the structure and content of electronic documents.

In October 1999, DataXchg, Inc. was formed by the Company and David Webber, a Director of the Company. Initially, DataXchg was 40%-owned by XML Global Technologies and 60%-owned by Mr. Webber. In exchange for his interest, Mr. Webber assigned to DataXchg certain technology which underlies our current product known as GoXML Transform, which offers the ability to convert standard EDI documents into XML format. In June 2000, we acquired Mr. Webber's 60% interest in DataXchg in exchange for issuing to Mr. Webber 1,000,000 shares of our common stock. As a result of this transaction, DataXchg became our wholly-owned subsidiary.

On January 17, 2001, the Company, through a newly incorporated subsidiary, 620486 BC Ltd., acquired the issued shares of Bluestream Database Software Corp., a British Columbia corporation which had developed proprietary XML database software.

Business of Issuer

Our business objective is to give companies a competitive advantage by providing simple and relevant e-business solutions incorporating pure, XML-based technology. Our vision is to create a global e-market place in which enterprises of any size can find each other electronically and conduct business through the exchange of XML based messages:
*	Using standard message structures.
*	According to standard business process sequences.
*	Comprising clear business semantics.
*	According to standard or mutually agreed trading partner agreements.
*	Using open, off-the-shelf business applications.

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

We continue to develop proprietary XML-based solutions for the Internet-based economy with a focus on e-commerce and the conversion of data from legacy formats to XML. Our main sources of revenue are currently from XML-related consulting and the licensing of our software. In fiscal 2001, we derived most of our revenue from contract XML software development.

During the year ended June 30, 2001 our operations were funded by a combination of previous equity issuances and sales of services. Although one customer accounted for 76% of fiscal 2001 revenues, our work for that customer has been completed and we are not economically dependent on any customer or group of customers.

About XML

While Hyper Text Markup Language ("HTML") describes the appearance of a web page, XML describes the nature of the data. XML lets businesses structure and exchange information without rewriting their existing systems or adding large amounts of middleware. When XML was first introduced, it appeared as if it might be a document-centric tool to provide structured documents. The rapid development of electronic commerce has created a much broader application of XML as an enabler of infrastructure technology, including SQL or Java.

XML is a standard for specifying a document markup language based on plain-text tags. It provides the key to separating Web content from presentation. When a system receives a page of HTML, it can display the page but it cannot understand what the content means. A page tagged in XML, however, would allow the user to pull specific price and product data out of a Web catalog page. Although Electronic Data Interchange ("EDI") was intended to allow trading partners to exchange documents and to send and receive requests quickly and easily, in practice it proved expensive for companies to implement and difficult to get different EDI systems to communicate with each other. XML provides a solution to this problem by providing a medium for businesses to exchange data.

Marketing Strategy

In order to grow our business, we intend to focus our corporate identity and product solutions in targeted vertical markets including consumer goods and government. We will provide data transformation and registry capabilities in the form of single vendor XML-middleware software.
*

Streamline delivery systems - While we sell and install our products, we are working to expand our sales channels through systems integrators and independent software vendors that will incorporate our software into their offerings.

*

Enhance market awareness - This will include branding, Internet marketing, technology and data alliances to improve our business image with leading industry and technology groups, and expanding our sales capacities.

Target Customers

Our success in discussions with Global 2000 companies leads us to conclude that we should focus our efforts in this segment since these companies potentially offer the largest returns. However, our sales growth is currently restricted more by our limited ability to implement than by our ability to generate sales leads. In order to provide this implementation, therefore, we intend to work with one or more systems integrators. Outsourcing a portion of this implementation will permit us to minimize our infrastructure and focus on our core competency, software development.

Our strategic relationships

We have developed important relationships with many of the leading XML firms and we are also maintaining an active role in associations and industry consortiums that are considered leaders in the development of XML standards.

Corporate relationships

We have agreements for the exchange, development and cross-license of XML and other applications. We consider the creation and maintenance of these relationships to be important to our business development and future success.
*

iWay - In May 2001, we entered into an OEM (original equipment manufacturer) contract with iWay Software, a division of Information Builders, Inc. iWay Software and XML Global are co-developing Transform Server, a web services product that will be jointly marketed by iWay and XML Global.

*	IBM - In May 2001 we joined International Business Machines Corporation's jStart web services joint marketing program.

Standards Associations

We are active in standards associations relating to electronic business. Our memberships comprise:
*

XML EDI. This is a consortium of over 1,500 of the world's leading technology-based companies co-founded and directed by David Webber, one of our Directors. Its purpose is to promote the exchange of information and technology among participants in the XML-EDI industry.

*

ebXML. This is an association sponsored by the United Nations and OASIS whose mandate is to develop standards for businesses to use the Internet for the exchange of data and e-commerce and business-to-business transactions using XML. Duane Nickull, our Chief Technology Officer, is Editor of the Technical Architectural Committee of ebXML.

*

OASIS. OASIS is a non-profit international consortium of users and vendors dedicated to the promotion of open specifications for the exchange of structured data. It is focused on the definition and implementation of XML communication.

Our Products

We believe that two of the key promising applications for XML are business-to-business information exchanges and intra-enterprise application-to-application integration. Our software has applications in both of these areas.

GoXML Foundation

GoXML Foundation is an XML-based data integration platform with a Java engine that comprises complementary search, transform and database components. It uses open, standards-based technologies to classify, link, publish, and retrieve information from a wide variety of data sources. Three products are bundled into this offering to provide a robust platform for developing e-business applications; these are: GoXML Transform, GoXML db and GoXML Search.

GoXML Transform

Transform's patented transformation engine was originally developed for XML/EDI transformations by one of the founders of the XML/EDI Group and XML Global's Director, David Webber. Transform is ideally suited to B2B environments, particularly those using EDI and SQL databases, and any other environment in which disparate forms of data need to be transformed for interoperability. One of the difficulties with current EDI systems is the need for very careful mapping of one field to another. With GoXML Transform, XML data mapping can be easily managed with an environment that includes two main components: a GUI for creating mapping templates and a server-side transformation engine, both written in Java. In a typical deployment, users will determine which legacy source files require transformation and will create the transformation templates.

GoXML db

GoXML db is a native XML database and query engine which can be deployed as a stand-alone repository or combined with other GoXML products, such as GoXML Search and GoXML Transform to solve complex business problems. XML documents are stored directly, without the need for data decomposition or reconfiguration.

The GoXML db server environment contains our core components: a Java Application Program Interface ("API") for public access to the database, the internal Xpath query engine, the StreamStore Index System, and the StreamStore Manager. GoXML db is 100% Java, making it highly portable and embeddable, and allows multiple, concurrent sessions and session pooling.

GoXML Search

GoXML Search is a server-based and context-based XML search engine that delivers precise results. GoXML Search processes query requests from any client or application via Hyper Text Transfer Protocol ("HTTP") and returns the results in XML format, making it the obvious choice for corporations with a great deal of data to access.

GoXML Central

GoXML Central is an enterprise registry platform based on the most advanced native XML database, search and security, is powered by the GoXML Foundation and uses commonly accepted standards, protocols and methodologies, including ebXML and UDDI. Central provides a modular, scalable platform that facilitates integration with backend systems and systems belonging to partners, suppliers, and customers in a secure and consistent manner.

Transform Server

Transform Server is an XML transformation engine with the potential to unite the operation of virtually all information systems, including the Web and EDI. Transform Server is a 100% JavaTM-based transformation and integration engine for a document-based information exchange. We developed Transform Server in conjunction with iWay Software, the integration middleware division of Information Builders Inc. Transform Server accepts and sends documents via IBM MQSeries, HTTP, TCP/IP, email or file system and provides reusable transformations for application servers, integration brokers and other integration technologies, Transform Server also lets developers and planners accomplish their integration goals with just two well known languages, XML the language of computer interactions and SQL the common speech of relational databases.

The new Transform Server product combines GoXMLTM Transform, our patented high-performance XML transformation engine and iWay's specialized connector technologies for integrating complex IT assets, including over 120 different applications and data sources.

Competition

We have a number of competitors that are seeking to provide solutions in different ways. Although many companies claim capability across a wide range of business competencies, most have specialties that can be categorized by project type, project phase or which are vertical market specific.

GoXMLTM Transform

The products which most closely correspond to GoXML Transform are:
*	Netfish XDI.
*	Sterling Commerce Gentran Web Suite.
*	TIE Commerce eVision, EDGE.
*	Data Junction Integration Suite.
*	DataMirror Transformation Server.
*	TIBCO Extensibility.
*	Infoteria IXSLT, iPEX.

GoXMLTM db

The products that most closely correspond to GoXML db include:
*	Excelon.
*	Oracle.
*	Pervasive.SQL.
*	Software AgInfoLink Tamino.

GoXMLTM Search

Competition for the GoXML search engine comes from traditional database search tools, HTML search engines and XML search engines. In specific situations, any one of these product types could potentially compete with GoXML, however, none offer the power of contextual searching. The products that most closely correspond to GoXML Search are:
*	Autonomy "Portal-in-a-box".
*	Nimble Integration Suite.
*	Sequoia XPS.
*	PyBix Xdisect.
*	XYZFind.

GoXMLTM Central

The ability to dynamically conduct business among multiple business partners without implementing expensive, complex systems has traditionally been elusive. Although technology has recently improved, low cost, turnkey solutions still do not exist and proprietary protocols, or solutions that focus on specific industry segments, do not yet allow global, multiple industry participation.

Because GoXML Central uses commonly accepted standards, protocols and methodologies to provide a modular, scalable platform that facilitates integration with various backend systems, it is distinguished from its competitors, which have generally fallen prey to proprietary standards. Competitors in this arena include:
*	BEA WebLogic Server.
*	Attunity B2B.
*	Extricity B2B.
*	Interwoven Teamsite.
*	Level 8 Geneva Enterprise Integrator.
*	Microsoft Commerce Server.
*	Orbit.
*	Sun Microsystem iPlanet Application Server.
*	TIBCO ActiveEnterprise.
*	Viquity.
*	Viria BusinessWare.

eBix

The competition for XML integration servers is emerging but includes integration servers sold by
*	Mercator Software, Inc.
*	Web Methods, Inc.

Intellectual property

We attempt to protect our intellectual property to the greatest extent practical using a combination of patents, licenses, trademarks and other methods. We summarize below the steps taken to date and the corresponding limitations.

Patents and Licenses

We have applied for a 51-point patent covering the contextual search aspects of our GoXML search engine. We hold a US patent in respect of GoXML Transform. The patent addresses the user interface that is critical to the ease of use.

Trademarks

We have been granted a US trademark for GoXML and have applied to the US Patent and Trademark Office to register XML Global as a trademark. We are seeking to protect these trademarks in other world jurisdictions.

URLs

We have registered our key Internet URLs including xmlglobal.com and GoXML.com and review these registrations on a regular basis to ensure that they remain current and in good standing.

Limitations of Intellectual Property Protection

No assurance can be given that any patent will be issued or that the scope of any patent protection will exclude competitors or that any patent, if issued, will be held valid if subsequently challenged.

While we have applied for registration of trademarks and registered domain names in an effort to protect them, we cannot be sure of the nature or extent of the protection afforded, since trademark registration does not assure any enforceable rights under many circumstances and there exists significant uncertainty surrounding legal protections of domain names.

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

Research and development

We have 47 full time equivalent employees devoted to software research and development and Website development. In the years ended June 30, 2000 and 2001, we expended approximately $774,100 and $1,904,400 respectively, for research and development costs related to our products.

Employees

We now have 67 full time employees, 59 of whom are located at our principal office in Vancouver, British Columbia, and eight who are located in various cities throughout the United States. In addition, we also have an additional labor pool consisting of contract professionals that are hired on a part-time basis.

Cost of Compliance with Environmental Laws

We did not incur any separately identifiable costs to comply with environmental laws.

Item 2. Description of Property

We maintain our corporate headquarters in Vancouver, Canada, and a sales office in New York City. The Vancouver lease agreement is for approximately 8,100 square feet of office space and expires in 2005. The New York lease is for approximately 2,500 square feet and expires in 2002. We also have geographically dispersed employees who work out of home offices.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 14, 2001, we held our annual general meeting. We disclosed full particulars of the matters subject to vote in our March 22, 2001 proxy statement as circulated to stockholders and filed with the Securities and Exchange Commission. A total of 19,785,781 votes were cast at the meeting. We submitted the following matters to a vote of our shareholders:
1.	The reelection of directors (Simon Anderson, Dick Hardt, Duane Nickull, Peter Shandro, David Webber) was passed by 19,710,781 votes to 75,000.
2.	An increase in the number of options under the 1999 Stock Plan from 4,000,000 to 6,000,000 was passed by 18,815,200 to 175,000. Shareholders representing a further 25,000 votes abstained.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Trading Information

Since November 2000, our common stock has traded on the Over-the-Counter Market and has been quoted on the OTC Electronic Bulletin Board under the symbol "XMLG."

The following table sets forth the high and low prices for our common stock for each quarter since November 2000. The prices presented below are bid and ask prices which represented price between broker-dealers and do not include retail markups and markdowns or any commission to the broker. The prices do not necessarily reflect actual transactions.

	Common Stock
Quarter Ended	Low	High
December 31, 2000	$1.19	$3.75
March 31, 2001	$0.56	$1.45
June 30, 2001	$0 .72	$1.13
September 30, 2001 (through September 25, 2001)	$0.24	$0.75

On September 27, 2001, the bid and ask prices of our common stock as quoted on the Bulletin Board were $0.24 and $0.26, respectively.

Factors we discuss in this Form, including the many risks associated with an investment in us, may have a significant impact on the market price of our common stock. Also, because of the relatively low price of our common stock, many brokerage firms may not effect transactions in the common stock.

In addition, our common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Holders

As of June 30, 2001, the Company had approximately 146 shareholders of record. This does not include shareholders who held stock in accounts at broker/dealers.

Dividends

The Company has not declared or paid any cash dividends on its capital stock since inception and does not expect to pay any cash dividends for the foreseeable future. The Company currently intends to retain future earnings, if any, to finance the expansion of its business.

Recent Sales of Unregistered Securities

1.       On October 2, 2000, the Board of Directors approved a revision to the 2,330,000 warrants issued in August 1999. The warrants were originally exercisable to purchase stock at $4.00 per share of common stock until February 2000 and thereafter at $6.00 per share. In February 2000, the Company extended the $4.00 exercise price until December 2000, and in October 2000, the $4.00 exercise price was again extended until June 2001. On March 9 2001, the Board of Directors approved a further revision to these warrants to reflect an adjustment of the exercise price to $2.00, until September 30, 2001.

2.       On October 4, 2000, the Board of Directors approved a revision to the 4,625,000 warrants issued in April and May 2000. The warrants were originally exercisable to purchase stock at $4.00 per share of common stock until October 2000 and thereafter at $6.00 per share. The Company extended the $4.00 exercise price until March 31, 2001. On March 9, 2001, the Board of Directors approved a further revision to these warrants to reflect an adjustment of the exercise price to $2.00, until September 30, 2001.

3.       Effective March 26, 2001, the Company issued 60,000 shares to MarketByte, LLC, in consideration of its services to the Company. The services were valued at $0.85 per share. On March 9, 2001, the Board of Directors approved the issuance of 60,000 warrants to purchase shares of common stock in connection with the services provided by MarketByte, LLC at an exercise price of $2.00 per share on or before May 2, 2002.

Item 6. Management's Discussion and Analysis

RESULTS OF OPERATIONS

REVENUE. Revenue primarily consists of fees received from custom programming and consulting services and sale of electronic business software products. Revenue was $1,235,900 for the year ended June 30, 2001, compared to $53,200 for the previous fiscal year. The increase was largely due to one large custom programming contract but also due to the sale of software products under development during the previous fiscal period and consulting services relating to our software expertise.

COST OF REVENUE. Cost of revenue represents the direct salaries and contractor costs associated with providing consulting and contract programming services. The cost of sales attributable to the sale of software licenses is not material. The cost of revenue in the year ended June 30, 2001 was $957,800. There were no comparable costs in the prior year.

RESEARCH AND DEVELOPMENT EXPENSES. Product and content development costs include expenses we incur to develop our technology and our clients' web sites. These costs consist primarily of salaries and fees paid to employees and consultants to develop software and web sites. For the year ended June 30, 2001 and 2000, these costs were $1,904,400 and $774,100 respectively. The increased expenditures in the year just ended, reflect increased staffing levels to accelerate development of existing and new products.

SALES AND MARKETING EXPENSES. Marketing, sales and client services costs include expenses we incur to obtain and maintain client relationships. These costs include fees paid to contractors and consultants, related travel and incidental costs and occupancy costs for our New York sales office. For the year ended June 30, 2001, sales and marketing expenses were $963,500, up from $218,700 in the year ended June 30, 2000. The increase is due to the addition of staff, the New York sales office and sales initiatives undertaken in the current year.

CONSULTING EXPENSES. Consulting expenses consist primarily of salaries, contractor fees and travel expenses related to a contract with Engineering, Management and Integration, Incorporated, to whom we provide consulting services. For the year ended June 30, 2001, consulting expenses were $46,700. There were no consulting expenses incurred in the previous year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries, contractor fees and related costs for general corporate functions, including travel, finance, accounting and legal expenses. For the year ended June 30, 2001, general and administrative expenses were $1,282,100, up from $629,100 in the previous year. The increase reflects an increase in staff, travel costs and office rent expense.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense reflects depreciation of computer hardware, software, equipment, leasehold improvements, patents and intellectual property over their estimated useful lives of between two and five years. Depreciation and amortization expense was $519,900 and $35,600 respectively for the years ended June 30, 2001 and 2000.

FAIR VALUE OF OPTIONS GRANTED TO CONSULTANTS. The Company reports the financial impact of stock options using APB-25. Accordingly, we record the fair value of stock options granted to non-employees as an operating expense based on the fair value of the options at the date the services were performed. During the year ended June 30, 2001 we granted 190,000 options to non-employees at exercise prices of $1.00 per share. We estimate that the fair value of each of these options was approximately $0.22. We have recorded an expense of $20,500 in respect of options that have vested. In the prior year, we recorded an expense of $55,900.

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

LOSS ON WRITE OFF OF INTELLECTUAL PROPERTY. During the year ended June 30, 2001, the Company wrote off the cost of intellectual property associated with the PenOp agreement, which totaled $345,800. There was no corresponding expense in the prior year.

INTEREST INCOME. During the years ended June 30, 2001 and 2000, the company earned interest income of $396,900 and $94,200 respectively. Interest income has been earned on funds received from private equity placements, which have exceeded operating expenditures to date with the result that cash and cash equivalents increased in the period.

PROVISION FOR INCOME TAXES. Although the Company incurred a consolidated loss during the years ended June 30, 2001 and 2000, it recorded $318,600 and $7,200 respectively of income tax expense relating to certain income attributable to taxing jurisdictions in Canada. Increases in deferred tax assets resulting from the foreign tax credits generated by these taxes have been offset completely by similar increases in the valuation allowance applied to the Company's net income tax expense or benefit.

LIQUIDITY AND CAPITAL RESOURCES

Our independent auditor's report states that our consolidated financial statements for the year ending June 30, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to our financial statements, we have incurred losses since inception and have an accumulated deficit. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since inception, we have financed our operations primarily through the placement of equity securities. In the year ended June 30, 2001, we did not receive any proceeds from private offerings of equity securities, however in the year ended June 30, 2000, we received net proceeds of approximately $10,477,100. Issue costs associated with these offerings, which have been offset against the net proceeds of the offering, were $840,200. As of June 30, 2001, we had $2,574,600 in cash and cash equivalents and $980,000 in short term investments, compared to June 30, 2000, when we had $7,535,900 in cash and cash equivalents and $1,000,000 in short term investments.

We have incurred costs to design, develop and implement search engine and electronic commerce applications and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of June 30, 2001 we had an accumulated deficit of $6,424,700. These losses have been primarily funded through private placement of equity securities.

Our cash and short term investments at June 30, 2001 are not sufficient to fund operations through the end of fiscal 2002 based on historical operating performance. In order for the Company to maintain its operations it will have to seek additional funding, generate additional sales or reduce its operating expenses, or some combination of these. At current and planned expenditure rates, current reserves are sufficient to fund operations until February 2002.

We are currently evaluating our operating plan in light of current market conditions, sales forecasts and personnel needs and will make those changes to our operations that are necessary to extend the life of our cash resources. To date we have postponed planned hires, not replaced staff that have left, canceled or not implemented advertising and promotional campaigns and generally limited discretionary expenses. Over the next three months we expect to further curtail operations with a view to reducing our fixed costs

In an effort to generate revenues sufficient to fund future operations, the Company is not only actively marketing various software applications and consulting services, but is also developing new products and forming strategic business alliances. As further described in Part I Item 1 under marketing strategy, we have developed and are working on strategic alliances with iWay Software and IBM which we believe will help us market our products and services while limiting our need for extensive sales teams and related costs. At this time iWay Software is marketing Transform Server which combines a portion of our offerings with its proprietary software solution offerings.

Our current focus on product development includes two primary areas, the market for business-to-business information exchanges and intra-enterprise application-to-application integration software. We have identified six discrete product offerings focusing on meeting the marketplace needs expected to emerge as a result of perceived growth in the market for the benefits associated with using the XML protocol for communication. However, success is dependent on the extent to which XML-based technologies are adopted by the business community, and there is no assurance that we will realize increased revenues.

In the event that future operating cash flows do not meet all the Company's cash requirements, it will need additional financing. Success in raising additional financing is dependent on the Company's ability to demonstrate that it can fulfill its business strategy to sell XML-based e-commerce solutions. Should the Company need additional financing through debt or equity placements, there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a materially adverse effect on our business, financial condition and results of operations.

Currently, the Company has no active negotiations underway to secure financing in light of current market conditions. However, the Company developing relationships with potential parties believed to have capabilities to provide such funds, including parties with whom we have had transactions with in the past. We cannot predict the outcome of these activities.

To date, we have experienced negative cash flows from operating activities. For the year ended June 30, 2001, net cash used in operating activities was primarily attributable to our net loss of $4,730,600. The net loss for the year was partially offset by non-cash depreciation and amortization of $519,900, the fair value of options granted to employees of $20,500, the fair value of warrants granted of $4,000, the loss on the write off of intellectual property of $345,800, expenses paid through the issuance of common stock of $51,000 and a net cash outflow of $261,700 with respect to working capital changes. For the year ended June 30, 2001, net cash used in operating activities was therefore $4,051,100. In the year ended June 30, 2000 $1,509,300 was used in operating activities. The largest component of the cash outflow in respect of working capital was the prepayment of our New York office rent through December 2002. At June 30, 2001 the prepaid balance was $171,000.

For the year ended June 30, 2001, net cash used in investing activities was $603,500. We spent $312,800 on computer hardware, software, equipment and leasehold improvements, $56,000 on patent and trademark applications, $254,700 on intellectual property, and received proceeds of $20,000 on short-term investments. The computer hardware and software purchases related to server upgrades and computers used by programmers. The leasehold improvements relate to both our new Vancouver offices which opened in June 2000, and our new New York office which opened in February 2001. In the year ended June 30, 2000, net cash used in investing activities was $1,434,900.

For the year ended June 30, 2001, there was $307,000 of cash used in financing activities. In the year ended June 30, 2000, $10,477,100 was provided by financing activities relating to the private placements of equity securities.

Changes in exchange rates had a net effect of increasing our cash balance by $400 in the year ended June 30, 2001 compared to a decrease of $6,700 in the prior year.

As of June 30, 2001, we had no contractual capital commitments outstanding.

Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $4,730,600 during the year ended June 30, 2001. We expect losses from operations and negative cash flow to continue for the foreseeable future, at least through fiscal 2002, as a result of our expansion plans and our expectation that operating expenses will increase significantly in the next several years. The rate at which these losses will be incurred may increase from current levels. Although we have experienced revenue growth, revenues have been substantially less than expenses and may not increase in the future. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a materially adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

Some of our revenues are earned, and a substantial portion of our payroll and other expenses are paid, outside the United States in currencies other than US dollars. Because our financial results are reported in US dollars, they are affected by changes in the value of the various foreign currencies in which we make payments in relation to the US dollar. We do not cover known or anticipated currency fluctuation exposures through foreign currency exchange option or forward contracts. The primary currency for which we have foreign currency exchange rate exposure is the Canadian dollar. Our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities are carried at cost which approximates their fair value because of the short-term maturity of these instruments.

Item 7. Financial Statements

Financial statements are included herewith.

XML-Global Technologies, Inc.
and Subsidiaries

Independent Auditor's Report
and
Financial Statements

June 30, 2001 and 2000

XML-Global Technologies, Inc. and Subsidiaries
Table of Contents
June 30, 2001 and 2000
Page
Independent Auditor's Report	1
Consolidated Financial Statements
Balance Sheet	2
Statement of Operations	3
Statement of Stockholders' Equity	4
Statement of Cash Flows	5
Notes to Consolidated Financial Statements	6-14

Independent Auditor's Report

To the Board of Directors and Stockholders
XML-Global Technologies, Inc.

We have audited the accompanying consolidated balance sheet of XML-Global Technologies, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of XML-Global Technologies, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since its inception and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bellingham, WA
July 26, 2001

XML-Global Technologies, Inc. and Subsidiaries
Consolidated Balance Sheet
June 30, 2001 and 2000

ASSETS
	2001	2000
Current Assets
Cash and cash equivalents	$ 2,574,605	$ 7,535,852
Investments in securities available for sale	980,000	1,000,000
Trade accounts receivable, net	185,420	17,185
Other receivable	38,701	53,653
Deferred income taxes	4,036	2,622
Prepaid expenses	348,599	11,869
Total current assets	4,131,361	8,621,181
Property and Equipment, net	349,328	158,633
Intangible Assets
Intellectual property rights, net	1,165,245	1,250,000
Trademarks and patents, net	106,226	52,193
Total assets	$ 5,752,160	$ 10,082,007
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$ 126,530	$ 95,999
Foreign income taxes payable	167,594	7,178
Unearned revenue	12,332	-
Total current liabilities	306,456	103,177
Deferred Income Taxes	24,691	-
Minority Interest	100,000	-
	431,147	103,177
Stockholders' Equity
Preferred stock, $0.01 par value 100,000,000 shares authorized, none issued and outstanding at June 30, 2001 and 2000	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized 27,565,000 and 27,505,000 shares issued and outstanding at June, 30 2001 and 2000, respectively	2,757	2,751
Additional paid-in capital	11,750,748	11,675,258
Accumulated other comprehensive loss	(7,834)	(5,089)
Accumulated deficit	(6,424,658)	(1,694,090)
Total stockholders' equity	5,321,013	9,978,830
Total Liabilities and Stockholders' Equity	$ 5,752,160	$ 10,082,007

See accompanying notes to these consolidated financial statements.

XML-Global Technologies, Inc. and Subsidiaries
Consolidated Statement of Operations
For the Years Ended June 30, 2001 and 2000
	2001	2000
Revenue	$ 1,235,866	$ 53,185
Cost of Revenue	957,802	-
Gross Profit	278,064	53,185
Operating Expenses
Research and development	1,904,445	774,114
Marketing and selling	963,547	218,713
Consulting	46,698	-
General and administrative	1,282,057	629,075
Fair value of options granted to consultants	20,496	55,898
Fair value of warrants granted	4,000	-
Loss on write off of intellectual property	345,833	-
Depreciation and amortization	519,888	35,578
Total operating expenses	5,086,964	1,713,378
Operating loss	(4,808,900)	(1,660,193)
Interest income	396,921	94,161
Net Loss Before Provision for Income Taxes	(4,411,979)	(1,566,032)
Provision For Income Taxes	318,589	7,209
Net Loss	$ (4,730,568)	$(1,573,241)
Loss Per Share
Basic and Diluted	$ (0.17)	$ (0.07)

See accompanying notes to these consolidated financial statements.

XML-Global Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders' equity
For the Years Ended June 30, 2001 and 2000
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, June 30, 1999	17,500,000	1,750	8,079	(120,849)	-	(111,020)
Share issuances for cash	8,969,865	897	10,441,250	-	-	10,442,147
Share issuance for purchase of DataXchg Inc.	1,000,000	100	999,900	-	-	1,000,000
Share issuances on exercise of warrants	500,000	50	34,950	-	-	35,000
Extinguishment of note payable to stockholder	135,135	14	135,121	-	-	135,135
Return of unvested common stock	(600,000)	(60)	60	-	-	-
Issuance of compensatory stock options	-	-	55,898	-	-	55,898
Foreign currency translation adjustment,
net of $2,622 tax	-	-	-	-	(5,089)	(5,089)
Net loss	-	-	-	(1,573,241)	-	(1,573,241)
Total comprehensive income (loss)						(1,578,330)
Balance, June 30, 2000	27,505,000	2,751	11,675,258	(1,694,090)	(5,089)	9,978,830
Share issuance in consideration of services	60,000	6	50,994	-	-	51,000
Warrants granted in consideration of services	-	-	4,000	-	-	4,000
Issuance of compensatory stock options	-	-	20,496	-	-	20,496
Foreign currency translation adjustment, net of $1,414 tax	-	-	-	-	(2,745)	(2,745)
Net loss	-	-	-	(4,730,568)	-	(4,730,568)
Total comprehensive income (loss)						(4,733,313)
Balance, June 30, 2001	27,565,000	$ 2,757	$11,750,748	$ (6,424,658)	$ (7,834)	$ 5,321,013

See accompanying notes to these consolidated financial statements.

XML-Global Technologies, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the Years Ended June 30, 2001 and 2000

Increase (Decrease) in Cash
	2001	2000
Cash Flows From Operating Activities
Net loss	$ (4,730,568)	$ (1,573,241)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	519,888	35,578
Expenses paid through the issuance of common stock	51,000	-
Fair value of options granted to consultants	20,496	55,898
Fair value of warrants granted	4,000	-
Loss on write off of Intellectual Property	345,833	-
Changes in operating assets and liabilities
Trade accounts receivable	(168,260)	(8,923)
Other receivables	13,570	(49,475)
Prepaid expenses	(337,025)	(7,239)
Trade accounts payable and accrued liabilities	32,530	39,705
Income taxes payable	185,141	7,209
Unearned revenue	12,332	-
Advances due to directors	-	(8,796)
Net cash used in operating activities	(4,051,063)	(1,509,284)
Cash Flows From Investing Activities
Sale (purchase) of investments available for sale	20,000	(1,000,000)
Purchases of property and equipment	(312,846)	(139,684)
Acquisition of trademarks and patents	(56,031)	(45,246)
Acquisition of intellectual property	(254,668)	(250,000)
Net cash used in investing activities	(603,545)	(1,434,930)
Cash Flows From Financing Activities
Notes payable to former shareholder of acquired subsidiary assumed in acquisition	(307,000)	-
Issuance of capital stock and exercise of warrants, net of issue costs	-	10,477,147
Net cash provided from financing activities	(307,000)	10,477,147
Effect of Changes in Exchange Rates	361	(6,662)
Net Change In Cash	(4,961,247)	7,526,271
Cash and Cash Equivalents, beginning of year	7,535,852	9,581
Cash and Cash equivalents, end of year	$ 2,574,605	$ 7,535,852
Supplemental Disclosure of Cash Flow Information
Interest paid	$ -	$ -
Income taxes paid	$ 134,000	$ -
Supplemental Schedule of Noncash Transactions
Notes payable to former shareholder of acquired subsidiary assumed in acquisition	$ 307,000	$ -
Preferred stock issued for acquisition of subsidiary	$ 100,000	$ -
Common stock issued for acquisition of subsidiary	$ -	$ 1,000,000
Extinguishment of note payable to stockholder	$ -	$ (135,135)

See accompanying notes to these consolidated financial statements.

XML-Global Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2001 and 2000

Note 1 - Organization And Going Concern

Organization

The Company, which is a Colorado corporation, has two active subsidiaries, XML-Technologies, Inc. (a Nevada corporation) and XML-Global Research, Inc. (a British Columbia, Canada corporation). The Company conducts most of its business activities through these subsidiaries. The Company and its subsidiaries engage in the business of developing Internet-based software applications using XML (eXtensible Markup Language). XML is an abbreviated version of SGML (Standard General Markup Language), the international standard for defining description of the structure and content of electronic documents.

Going Concern

The Company has incurred net losses since inception. Accordingly, the Company's ability to fulfill its business strategy and to ultimately achieve profitable operations is dependent on its capacity to execute its business plan and, if necessary, obtain additional financing or explore merger opportunities.

In an effort to generate revenues sufficient to fund future operations, the Company is not only actively marketing various software applications and consulting services, but is also developing new products and forming strategic business alliances. As further described in Part I Item 1 of the Company's 10KSB, the Company has developed and is working on strategic alliances with iWay Software and IBM which it believes will help to market their products and services while limiting the need for extensive sales teams and related costs. At this time iWay Software is marketing Transform Server, which combines a portion of the Company's offerings with its proprietary software solution offerings.

The Company's current focus on product development includes two primary areas, the market for business-to-business information exchanges and intra-enterprise application-to-application integration software. The Company has identified six discrete product offerings focusing on meeting the marketplace needs expected to emerge as a result of perceived growth in the market for the benefits associated with using the XML protocol for communication. However, success is dependent on the extent to which XML-based technologies are adopted by the business community, and there is no assurance that the Company will realize increased revenues.

In the event that future operating cash flows do not meet all the Company's cash requirements, it will need additional financing. Success in raising additional financing is dependent on the Company's ability to demonstrate that it can fulfill its business strategy to sell XML-based e-commerce solutions. Should the Company need additional financing through debt or equity placements, there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. The financial statements are prepared on a going concern basis. No adjustments or presentation modifications have been made for potential effects on financial position or results of operations, should the Company not be able to continue as a going concern.

Currently, the Company has no active negotiations underway to secure financing in light of current market conditions. However, the Company is developing relationships with potential parties believed to have capabilities to provide such funds, including parties with whom they have had transactions with in the past. The Company cannot predict the outcome of these activities.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Minority Interest - The consolidated financial statements include the accounts of XML-Global Technologies, Inc. and its wholly-owned U.S. and Canadian subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Minority interest represents the preferred stockholders' proportionate share of the equity of 620486 BC Ltd. The Company owns all issued and outstanding common stock of this subsidiary, which represents 100% of voting rights.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents - All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents include cash on deposit with banks and money market funds.

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

Securities available for sale consist solely of adjustable rate corporate notes that mature in October 2018. At June 30, 2001, there are no unrealized gains or losses on the securities.

Allowance for Doubtful Accounts - The Company considers trade accounts receivable not collected within 90 days from the date of invoice to be uncollectible. Accordingly, all trade accounts receivable that are outstanding greater than 90 days have been recorded in allowance for doubtful accounts. Accounts receivable outstanding less than 90 days are also evaluated for potential doubtful amounts, and reserves are established accordingly. As of June 30, 2001 and 2000, the allowance for doubtful accounts was $150,700 and $5,600, respectively.

Property and Equipment - Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years.

Intangible Assets - Intellectual property rights consist primarily of the rights to certain technology known as "ExpressXchg," which were acquired in connection with the business combination with DataXchg, Inc. in the 2000 fiscal year. The recorded net value of the rights is $750,000. The Company also purchased the rights to another technology known as DB described in Note 3. The recorded net value of the rights is $393,211. Other rights relate to Xstream, which were obtained for $30,500 cash and have a net value of $22,034. All rights are being amortized using the straight-line method over four years.

During the year ended June 30, 2001, the Company wrote off the net book value of acquired intellectual property relating to transaction authentication. Management determined that the intellectual property associated with authentication would no longer provide continuing utility to the Company, as the Company has focused its development and marketing efforts on data transformation and e-business integration rather than authentication.

Legal costs associated with obtaining and protecting trademarks and patents are capitalized and, when perfected, amortized over five years. As of June 30, 2001, one patent was perfected and amortization expense was recorded accordingly.

Valuation of Long-Lived Assets - The Company periodically reviews long-lived assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired and not recoverable. Adjustments are made if the sum of the expected future undiscounted operating cash flows is less than the carrying amount.

Revenue Recognition - The Company recognizes revenue when earned, in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions. Royalties based upon licensees' revenues or usage are recognized as licensees' revenues are earned or usage occurs. Maintenance and subscription revenue is recognized ratably over the contract period. Revenue attributable to significant undelivered elements is recognized over the contract period as elements are delivered. Revenues from fixed-price service contracts and software development contracts requiring significant production, modification, or customization are recognized using the percentage-of-completion method. Revenue from service contracts that are based on time incurred is recognized as work is performed.

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

Segment Information - Pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has disclosed information on revenues earned and long-lived assets located in geographic areas, as well as data about major customers. SFAS No. 131 disclosure requirements with regards to segment reporting for various products and services are not applicable, as management believes that, according to SFAS No. 131, the Company has only one segment.

New Accounting Standards - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill, as well as intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

Currently, the Company has no intangible assets that are categorized as having indefinite lives and is unable to assess the future financial statement effects, if any, of the application of the provisions of these Statements.

Note 3 - Mergers and Acquisitions

DataXchg

In October 1999, the Company and one of its non-employee directors, David Webber, co-founded DataXchg, Inc. ("DataXchg"), a Delaware corporation. The Company received 40% of common shares and David Webber received the other 60%. In exchange for the shares, the parties agreed to transfer all rights to certain technology and other intellectual property related to certain B2B (Business-to-Business) and XML-EDI (Electronic Data Interchange) solutions. Neither party had a historical cost basis in the assets that were transferred to DataXchg.

Effective June 28, 2000 the Company acquired in a tax-free exchange Mr. Webber's 60% interest in DataXchg in exchange for the issuance of 1,000,000 shares of the Company's common stock.  For financial reporting purposes, the acquisition was accounted for as a purchase.  A $1,000,000 value was assigned to the shares given as consideration for the purchase, based on the share price of other issuances of Company stock during the period the parties agreed in substance to the terms of the purchase. The purchase price was allocated to the technology rights held by DataXchg and is being amortized over four years.  Management has reviewed the $750,000 carrying amount of the technology rights and has identified no events or changes in circumstances that would indicate that the carrying amount may not be recoverable.

DataXchg had no history of operations; through June 28, 2000, it had no revenues or expenses.  Accordingly, there are no pro forma results of operations to report for periods ended prior to that date that include DataXchg.

Prior to the business combination with DataXchg, the Company's 40% investment was carried at cost, adjusted for its proportionate share of undistributed earnings or losses.  Through June 28, 2000, DataXchg had no earnings or losses.

Bluestream Database Software Corp.

On January 17, 2001, the Company, through a newly incorporated subsidiary, 620486 BC Ltd., acquired the issued shares of Bluestream Database Software Corp. ("Bluestream"), a British Columbia, Canada corporation. Consideration comprised $243,000 in cash and promissory notes, shares of preferred stock of 620486 BC Ltd. convertible to 100,000 shares of the Company's common stock and assumption of $82,000 in liabilities due to the shareholder of Bluestream Database Software Corp. The 100,000 shares of preferred stock of 620486 BC Ltd. are accounted for as minority interest in the Company. The total purchase amounted to $438,300 including acquisition costs of $13,300. Intellectual property rights relating to this transaction of $427,300 will be amortized on a straight-line basis over 48 months. BlueStream had developed native XML database technology that the Company markets as GoXMLTM DB. The acquisition was accounted for as a purchase transaction. Operations of Bluestream prior to the acquisition were not considered significant.

Note 4 - Property and Equipment

Property and equipment consist of the following:
	2001	2000
Computer hardware	$ 340,107	$ 141,215
Computer software	66,637	8,553
Leasehold improvements	28,104	9,975
Office equipment	70,470	37,406
	505,318	197,149
Accumulated depreciation	(155,990)	(38,516)
	$ 349,328	$ 58,633

Note 5 - Income Taxes

Net income (loss) before provision for income taxes consists of the following:
	2001	2000
U.S. operations	$ (4,687,497)	$ (1,695,101)
Canadian operations	275,518	129,069
	$ (4,411,979)	$ (1,566,032)

The provision for income taxes consists of the following:
	2001	2000
Current expense
Foreign	$ 295,312	$ 7,209
Deferred expense (benefit)
U.S.	(1,727,860)	(576,300)
Foreign	(32,566)	48,300
Change in valuation allowance	1,783,703	528,000
	$ 318,589	$ 7,209

The total provision differs from the amount computed using U.S. federal statutory income tax rates as follows:
	2001	2000
Net loss before provision for income taxes	$ (4,411,979)	$ (1,566,032)
U.S. statutory rate	34%	34%
Tax benefit at statutory rate	(1,500,073)	(532,500)
Excess income tax expense in Canada and other	34,959	11,709
Increase in valuation allowance	1,783,703	528,000
	$ 318,589	$ 7,209

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:
	2001	2000
Assets
Net operating loss carryforwards	$ 2,199,923	$ 557,300
Stock-based compensation	25,969	19,000
Foreign currency translation adjustment	4,036	2,622
Foreign tax credit	134,111	-
Liabilities
Property and equipment basis and depreciation differences	(24,691)	-
Valuation allowance	(2,360,003)	(576,300)
Net deferred tax asset (liability)	$ (20,655)	$ 2,622

The Company has approximately $6.4 million of U.S. net operating loss carryforwards, which will begin to expire in 2020. Uncertainty exists surrounding realization of the benefit of the loss carryforwards; and, accordingly, the Company has recorded a $2,360,003 valuation allowance to reduce deferred tax assets to an amount that will more likely than not be realized.

Under existing tax laws, undistributed earnings of foreign subsidiaries are not subject to U.S. tax until distributed as dividends. Currently, the Company's Canadian subsidiaries have no undistributed earnings. In the event such earnings accumulate, they would be considered to be indefinitely reinvested, and no deferred income taxes would be provided on such amounts.

Note 6 - Earnings Per Share

The numerators and denominators of basic and diluted earnings per share are as follows:
	2001	2000
Numerator - net loss	$ (4,730,568)	$ (1,573,241)
Denominator - weighted average number of shares outstanding	27,520,781	21,205,800

As described in Note 7 and Note 8, during fiscal 2001, the Company granted stock options and warrants to purchase up to 10,888,000 shares of common stock. These shares were not included in computing diluted earnings per share because their effects were antidilutive.

Note 7 - Stockholders' Equity

Preferred Stock

The Company has 100,000,000 authorized shares of $0.01 par value preferred stock. The Board of Directors may authorize issuance of any number of shares in series and assign specific rights and preferences to each series without limitation. As of June 30, 2001 and 2000, no shares have been issued.

Common Stock and Stock Warrants

The Company has a single class of $0.0001 par value common stock. Authorized shares total 500 million. After giving effect to the Agreement discussed in Note 1 and a ten for one stock split authorized on August 3, 1999, the Company had 27.5 million shares issued and outstanding at June 30, 2000. At June 30, 2001, the Company had 27.6 million shares issued (or committed to be issued) and outstanding.

During fiscal 2001, the Company entered into the equity transactions described below. All issuances are exempt from registration in reliance on Rule 506 of Regulation D or Section 4(2) of the Securities Act of 1933.
1)

On October 2, 2000, the Board of Directors approved a revision to the 2,330,000 warrants issued in August 1999. The warrants were originally exercisable to purchase stock at $4.00 per share of common stock until February 2000 and thereafter at $6.00 per share. In February 2000, the Company extended the $4.00 exercise price until December 2000, and in October 2000, the $4.00 exercise price was again extended until June 2001. On March 9, 2001, the Board of Directors approved a further revision to these warrants to reflect an adjustment of the exercise price to $2.00, until September 30, 2001.

2)

On October 4, 2000, the Board of Directors approved a revision to the 4,625,000 warrants issued in April and May 2000. The warrants were originally exercisable to purchase stock at $4.00 per share of common stock until October 2000 and thereafter at $6.00 per share. The Company extended the $4.00 exercise price until March 31, 2001. On March 9, 2001, the Board of Directors approved a further revision to these warrants to reflect an adjustment of the exercise price to $2.00, until September 30, 2001.

3)

Effective March 26, 2001, the Company issued 60,000 shares to MarketByte, LLC, in consideration of its services to the Company. The services were valued based on the fair market value of the stock of $0.85 per share. On March 9, 2001, the Board of Directors approved the issuance of 60,000 warrants to purchase shares of common stock in connection with the services provided by MarketByte, LLC at an exercise price of $2.00 per share on or before May 2, 2002.

Note 8 - 1999 Stock Plan

On October 19, 1999, the Company adopted a stock incentive plan (the "1999 Stock Plan") to provide incentives to employees, directors and consultants. At the Company's annual general meeting, held May 14, 2001, the Company's shareholders approved an increase in the number of options under the 1999 Stock Plan from 4,000,000 to 6,000,000. Accordingly the Company has reserved a total of 6,000,000 shares of Common Stock for issuance with the maximum term of options being ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. As of June 30, 2001, the Company has granted 3,441,500 options to employees, directors and consultants, 268,500 of which were forfeited during the year. The options have a seven-year term.

A summary of the status of the Plan during fiscal 2001 is as follows:
	Number of Options	Weighted Average Exercise Price
Options outstanding at June 30, 2001
Granted	3,441,500	$ 1.00
Exercised	-	-
Forfeited	(268,500)	0.98
Options outstanding at June 30, 2001	3,173,000	$ 1.04
Options exercisable at June 30, 2001	1,915,700	$ 1.00

A summary of stock options outstanding at June 30, 2001 is as follows:
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.78	239,500	6.67 years	$0.78	-	-
$0.81	100,000	6.75 years	$0.81	100,000	$0.81
$0.82	53,500	6.85 years	$0.82	-	-
$0.92	20,000	6.75 years	$0.92	-	-
$1.00	2,710,000	6.37 years	$1.00	1,790,700	$1.00
$2.00	25,000	6.00 years	$2.00	25,000	$2.00
$3.00	25,000	6.00 years	$3.00	-	-
	3,173,000			1,915,700

Subsequent to year end, the Company's Board of Directors approved a repricing of incentive stock options. Options priced between $0.78 and $1.00 were repriced to $0.35, options priced at $2.00 were repriced to $0.70 and options priced at $3.00 were repriced to $1.50.

The Company applies the provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock-based awards. Accordingly, costs for employee stock options or issuance of shares is measured as the excess, if any, of the fair value of the Company's common stock at the measurement date over the amount the employee must pay to acquire the stock. The cost for the issuance of options to non-employees is based on the fair value of the options granted at the date the services were performed using the Black-Scholes option pricing model. Stock-based compensation expense recognized during fiscal 2001 was $20,496.

SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of the pro forma effect of applying the fair value method of accounting for stock options issued to employees. The Company uses the Black-Scholes option-pricing model to compute estimated fair value, based on the following assumptions:
Risk-free interest rate	5.7%
Dividend yield rate	-%
Price volatility	47.9%
Weighted average expected life of options	3 years

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

The pro forma effect of applying the fair value method of accounting for options issued to employees and directors results in a $567,600 and $133,400 increase in net loss and a $0.02 and $0.01 increase in net loss per share for the years ended June 30, 2001 and 2000, respectively.

Note 9 - Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, securities available for sale, and trade accounts receivable. The Company places its temporary cash investments with major U.S. and Canadian banks and a U.S. brokerage firm. Cash deposited with U.S banks are insured up to $100,000. Cash deposited with Canadian banks are insured up to Cdn $60,000. Securities, mutual funds, and other investments maintained with a U.S. brokerage firm are insured up to certain limits. The Company's investments may exceed these limits at times.

The Company extends credit to customers based on evaluation of customers' financial condition and credit history. Collateral is generally not required. Customers include U.S., Canadian, and Korean entities engaged in e-commerce and software development.

Note 10 - Fair Value of Financial Instruments

The fair values of cash, cash equivalents and trade accounts receivable and payable, and accrued liabilities all approximate their fair value due to the short-term nature of the instruments. Investments in securities available for sale are reported at fair value.

Note 11 - Geographic Information And Major Customers

Geographic Information

Following is a summary of revenues and long-lived assets related to the respective countries in which the Company operates. Revenues are attributed to countries based on location of customers.
	2001		2000
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$ 272,353	$ 50,642	$ 7,254	$ -
Canada	28,713	298,686	30,731	158,633
Korea	934,800	-	15,200	-
Consolidated totals	$ 1,235,86	$ 349,328	$ 53,185	$ 158,633

Major Customers

The Company's major customers during the 2001 fiscal year were B2B internet inc. and Engineering, Management & Integration Inc. The revenue earned from these customers accounted for 87% of the Company's total revenue.

Note 12 - Lease Commitment

The Company leases its Vancouver, British Columbia operating facility. The lease commenced on June 1, 2000 and runs for five years. The lease agreement requires that the Company pay its proportional share of operating costs and property taxes.

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

Future minimum lease payments required under the lease, excluding the Company's share of operating costs and property taxes, are as follows:
Year Ending June 30,
2002	$ 145,700
2003	119,700
2004	72,100
2005	66,100
$ 403,600

The effects of scheduled rent increases and "rent holidays" are recognized on a straight-line basis over the respective lease terms. During 2001 and 2000, rent expense was $161,500 and $73,700, respectively.

PART III

Item 8. Directors, Executive Officers, Promoters and Control Persons

Our executive officers, key employees and outside Directors and their respective ages and positions are set forth below:

Name	Age	Position

Peter Shandro	57	Chairman of the Board, Chief Executive Officer, President and Director
Duane Nickull	37	Chief Technology Officer and Director
Simon Anderson	40	Chief Financial Officer and Director
Laurie Horvath	26	Controller and Principal Accounting Officer
Gordon Ebanks	40	Executive Vice President Sales and Marketing
Matt MacKenzie	24	Vice President Research and Development
Lawell Kiing	35	Vice President Software Development and Services
David Webber	47	Vice President Business Development and Director
Dick Hardt	40	Director

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

Simon Anderson has been Chief Financial Officer and Director since June 1999. Mr. Anderson has also been a 50% owner and Vice President of MCSI Consulting Services Inc. from 1996 to present, to which he devotes about half of his time and attention, since April 2000. In connection with his MCSI Consulting Services Inc. duties, he has been Chief Financial Officer of HealthMetrx, Inc. a Vancouver-based health informatics company. Mr. Anderson is both a Chartered Accountant and a Chartered Business Valuator and from 1994 to 1996 was a partner with BDO Dunwoody, an international accounting and consulting firm, where he specialized in mergers, acquisitions and valuations. From 1999 to the present, he has been a director of mv Video, a Vancouver-based post production facility. From 1999 to 2000 he was Treasurer of MC2 Learning Systems, Inc. He was also a director of Tradewind Communications, Ltd. from March 1997 to June 1999 and a director of Flexemessaging.com, Inc. from March 1999 to June 1999. Mr. Anderson received a Bachelor of Commerce in Accounting and Management Information Systems from the University of British Columbia in May 1983 and was admitted as a member of the Institute of Chartered Accountants in British Columbia in 1986. He is also a member of the Canadian Institute of Charter Business Valuators.

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

Gordon Ebanks has been our Executive Vice President of Sales and Marketing since November 2000. He previously served as Founder, President and Chief Operating Officer of Performance Wave from 1997 to 1999. In less than eighteen months, Performance Wave overcame deeply entrenched competition to make the proprietary suite of Java-based products an industry standard before the company was sold for a substantial profit to the Gelco Information Network. From 1989 to 1997, prior to the April 1997 acquisition by Procter and Gamble, Mr. Ebanks was Chief Information Officer of Tambrands, the $700 million global consumer goods company, where he was responsible for developing and executing the company's global Internet strategy. Prior to joining Tambrands, Mr. Ebanks spent four years as group systems manager at Mobil Oil, and from 1981 to 1983 he worked in IBM's logistics group. Mr. Ebanks is a graduate of South Bank University in London, England, earning a bachelor degree in both computer science and mathematics, as well as an executive MBA in finance.

Matthew MacKenzie has been our Vice President of Research and Development since August 1999. Mr. MacKenzie attended the University of New Brunswick from September 1996 to April 1999, majoring in Sociology. Prior to 1996, Mr. MacKenzie was a high school student.

Lawell Kiing has been our Vice President of Software Development and Services since March 2001. Mr. Kiing was previously a software developer with IBM Canada Ltd. and has more than 11 years experience with software development. He received his Bachelor of Science from the University of British Columbia in 1988.

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

Dick Hardt has been a director of the Company since October 2000 and is Founder and CEO of ActiveState Tool Corp. Mr. Hardt is a founder of several business ventures and has been active in commercial software development since 1986 when he left the University of British Columbia to work at Consumers Software. He later joined Paradigm Development, which performed software consulting for firms such as Aldus, Adobe and Microsoft. In 1993, Mr. Hardt connected Paradigm to the Internet and founded Hip Communications Inc. which was a web development and hosting companies based in western Canada. He subsequently sold Hip Communications Inc. and then co-founded ActiveState Tool Corp. with O'Reilly and Associates in 1997. The company is currently the dominant provider of products and services for Perl.

No family relationship exists between any of our directors and/or executive officers.

Our directors each serve for a term of one year and are elected at each annual meeting of our shareholders.

Meetings and Committees of the Board of Directors

       a.     Meetings of the Board of Directors

       During the fiscal year ended June 30, 2001, eight meetings of the Board of Directors were held, including regularly scheduled and special meetings. Peter Shandro attended 88% of the Board meetings, Simon Anderson attended 100% of the Board meetings, Duane Nickull attended 75% of the Board meetings, David Webber attended 38% of the Board meetings, and Dick Hardt attended all of the Board meetings during the part of the fiscal year that he was a Director. Outside Directors were reimbursed their expenses associated with attendance at such meetings or otherwise incurred in connection with the discharge of their duties as a Director. Directors received a grant of options to purchase 125,000 shares of common stock at the date of their appointment and will receive an additional grant of options to purchase 25,000 shares of common stock annually on the anniversary date of their appointment, as long as they continue to serve as directors.

       b.      Committees

       The board appoints committees to help carry out its duties. In particular, board committees work on key issues in greater detail than would be possible at full board meetings. Each committee reviews the results of its meetings with the full board.

       During the fiscal year ended June 30, 2000, the Board did not have an Audit Committee, Compensation Committee, Nomination Committee or any other standing committees. However, during fiscal year 2001, the Board has established the following committees:

Audit Committee

       The audit committee is currently composed of the following directors:

Dick Hardt
Simon Anderson (ex officio)

       The Board of Directors has determined that Mr. Hardt is "independent" within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. Due to his service as Chief Financial Officer, Mr. Anderson would not be deemed independent; however, his service on the Audit Committee is ex officio, and advisory in nature. For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

       The audit committee was not formed or organized and did not meet during fiscal 2000. The audit committee met on one occasion during fiscal 2001, which meeting was attended by all of its members. The committee is responsible for accounting and internal control matters. The audit committee:

-	reviews with management, the internal auditors and the independent auditors policies and procedures with respect to internal controls;
-	reviews significant accounting matters;
-	approves the audited financial statements prior to public distribution;
-	approves any significant changes in accounting principles or financial reporting practices;
-	reviews independent auditor services; and
-	recommends to the board of directors the firm of independent auditors to audit our consolidated financial statements.

In addition to its regular activities, the committee is available to meet on all of the independent accountants, controller or internal auditor whenever a special situation arises.

Compensation Advisory Committee

       The compensation advisory committee is currently composed of the following directors:

Dick Hardt
Peter Shandro (ex officio)

       Our chief executive officer, Peter Shandro serves as an ex officio member of the compensation advisory committee. The compensation advisory committee was not formed or organized and did not meet during fiscal 2000. The compensation advisory committee met on one occasion during fiscal 2001, which meeting was attended by all of its members. The compensation advisory committee:

-

recommends to the board of directors the compensation and cash bonus opportunities based on the achievement of objectives set by the compensation advisory committee with respect to our chairman of the board and president, our chief executive officer and the other executive officers;

-	administers our compensation plans for the same executives;
-	determines equity compensation for all employees;
-	reviews and approves the cash compensation and bonus objectives for the executive officers; and
-	reviews various matters relating to employee compensation and benefits.

        Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Advisory Board

In February 2000, our Board of Directors authorized the establishment of an Advisory Board whose members consist of persons who possess particular expertise in one or more disciplines that we believe are relevant to our strategic plan, business development and core technologies. To date, four people have agreed to serve as members of the Advisory Board: Scott Briggs, Mark Van der Griend, Greg Celmainis and Ken Holman. The members of the Advisory Board do not exercise or possess any of the authority of members of our Board of Directors, but are merely advisors to our board.

Item 9. Executive Compensation.

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
TABLE 1
SUMMARY COMPENSATION TABLE
					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Options/ SARs(#)	LTIP Payouts ($)	All Other Compensa- tion ($)
P. Shandro, CEO	2001	$144,000	-0-	-0-	-0-	25,000	-0-	-0-
	2000	$95,000	-0-	-0-	-0-	125,000	-0-	-0-
G. Ebanks, Exec. VP Sales and Marketing	2001	$100,000	-0-	-0-	-0-	750,000	-0-	-0-
D. Nickull, CTO	2001	$98,418	8,700	-0-	-0-	125,000	-0-	-0-
	2000	$87,200	-0-	-0-	-0-	-0-	-0-	-0-

AGGREGATED OPTION EXERCISES IN THE YEAR ENDED JUNE 30, 2001 AND JUNE 30, 2000 OPTION VALUES

The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers at June 30, 2001. No options were exercised during the year ended June 30, 2001.
	Number of Securities Underlying Unexercised Options at June 30, 2001	Value of Unexercised in the Money Options at June 30, 2001
	Exercisable	Unexercisable	Exercisable	Unexercisable
Peter Shandro	150,000	-	$ -	$ -
Duane Nickull	150,000	-	$ -	$ -
Gordon Ebanks	750,000	375,000	$ -	$ -
1.

Options are in the money if the market value of the shares covered thereby is greater than the option exercise price. This calculation is based on the estimated fair market value of the common stock at June 30, 2001, of $0.78 per share, less the exercise price.

Employment agreements

We do not have any written employment agreements with any of our key personnel except Mr. Ebanks. It is our intent to enter into such agreements with our key employees: Messrs. Shandro, Nickull, MacKenzie and Hoglund, as soon as possible.

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

Item 10. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information with respect to beneficial ownership of our common stock at June 30, 2001 by each person who beneficially owns more than 5% of the common stock; by each of our executive officers named in the Management section; by each of our Directors; and by all executive officers and Directors as a group. Unless otherwise indicated, we believe all persons in the table have sole voting and investment power for all shares beneficially owned by them. (1)

Name and Address of Beneficial Owner	Number of Shares Of Common Stock Beneficially Owned	Percentage of Outstanding Shares Owned Current (as of 9/6/01)
Duane Nickull	2,175,000	7.9%
Peter Shandro	910,000	3.3%
Simon Anderson	375,000	1.4%
David Webber	1,150,000	4.2%
Dick Hardt	125,000	0.5%
Lawell Kiing	40,000	0.1%
Gordon Ebanks	750,000	2.7%
Matt MacKenzie	1,625,000	5.9%
Jamie Hoglund	1,600,000	5.8%
Matthew J. Kavanaugh 3140 South Peoria Street Unit K-230 Aurora, Colorado 80014	1,950,000	7.1%
XMLFund, LLC 777 108th Avenue, N.E., Suite 1800 Bellevue, WA 98004	2,950,000	10.7%
All Officers and Directors as a Group (9 persons)	8,750,000	31.7%

________________
(1)

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

(2)

The percentages shown are calculated based upon 27,565,000 shares of common stock outstanding on June 30, 2001. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of June 30, 2001 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)	Unless otherwise stated, the beneficial owner's address is Suite 9 - 1818 Cornwall Avenue, Vancouver, BC, V6J 1C7 Canada.
(4)

We have granted options to purchase shares of our common stock to our executive officers. Mr. Nickull was granted options to purchase 150,000 shares, Mr. Shandro was granted options to purchase 150,000, Mr. Anderson was granted options to purchase 150,000 shares, Mr. David Webber was granted options to purchase 150,000 shares, Mr. Dick Hardt was granted options to purchase 125,000 shares, Mr. MacKenzie was granted options to purchase 125,000 shares and Mr. Hoglund was granted options to purchase 100,000 shares. In addition, Messrs. Nickull, Shandro and Anderson were entitled to receive a further 25,000 options each within 60 days of June 30, 2001 in connection with their services as directors. The number of shares of common stock shown on the foregoing table as being beneficially owned by each of these persons includes the shares of common stock underlying these options.

(5)

Includes Warrants to purchase 500,000 shares of common stock at an exercise price of $2.00 per share, Warrants exercisable to purchase an additional 425,000 shares of common stock at an exercise price of $2.00 per share until September 30, 2001.

Item 11. Certain Relationships and Related Transactions.

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

Founders - XML Nevada; the reorganization

In May 1999, XML Nevada was organized and simultaneously acquired 100% of the outstanding equity securities of XML Research, which in turn acquired 100% of the outstanding stock of Walkabout Websites. The purpose of the transaction was to consolidate all of the intellectual property and other assets contributed by Messrs. Nickull, MacKenzie, Hoglund and Palethorpe into one entity, XML Nevada. In that transaction, XML Nevada issued a total of 12,500,000 shares of its common stock in consideration of the XML Research and Walkabout Websites shares, which indirectly resulted in the acquisition of the desired intellectual property and other assets. The persons who would be deemed founders of XML Nevada, and the number of shares of common stock received by each, is set forth below:
Name	Number of Shares
Duane Nickull	2,000,000
Matt MacKenzie	1,500,000
Jamie Hoglund	1,500,000
Peter Shandro	735,000
Simon Anderson	200,000
Michael Palethorpe	200,000 *

_________________
*	Mr. Palethorpe left the Company in February 2000 and surrendered 600,000 of his shares for cancellation.

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

We have purchased the remaining 60% of DataXchg, Inc. in exchange for the issuance of 1,000,000 shares of our common stock in June 2000.

XMLFund

In January 2000, we sold to XMLFund a total of 500,000 Units of our securities at a price of $2.00 per Unit, for a total cash consideration of $1,000,000. Each Unit consisted of two shares of our common stock, one Warrant exercisable for three years to purchase an additional share of common stock at an exercise price of $2.00 per share, and a second Warrant exercisable for 60 days to purchase an additional share of our common stock at an exercise price of $.07 per share. In March 2000, XMLFund exercised warrants to purchase 500,000 shares of our common stock at an exercise price of $.07 per share. The managing partner of XMLFund, David Pool agreed to become a member of our Board of Directors subject to our obtaining directors and officers' liability insurance. In addition, XMLFund was granted a limited preemptive right on certain future financings that we may undertake. By virtue of this limited preemptive right, XMLFund purchased in April 2000 100,000 units at a price of $1.00 per unit, each unit consisting of one share of our common stock and one warrant exercisable until December 31, 2000 to purchase an additional share of common stock at an exercise price of $4.00 per share. Further, pursuant to the preemptive right, in April 2000 XMLFund purchased 8.5 units at a price of $75,000 per unit, each unit consisting of 50,000 shares of our common stock and warrants exercisable to purchase an additional 50,000 shares of our common stock for 18 months at an initial exercise price of $4.00 per share. The life of the warrants associated with the 8.5 units was subsequently extended to September 30, 2001 and the exercise price reduced to $2.00 per share. The preemptive right will terminate upon our completion of an initial public offering.

Item 12. Exhibits and Reports on Form 8-K.

We did not file any reports on Form 8-K during the three months ended June 30, 2001.

Exhibit No.		Title
*	3.1	Articles of Incorporation dated June 11, 1991
***	3.2	Articles of Amendment to Articles of Incorporation dated October 19, 1999
*	3.3	Bylaws
***	4.1	Specimen Common Stock Certificate
***	4.2	Specimen Warrant Certificate
***	4.3	1999 Equity Incentive Plan
***	5.0	Opinion of Neuman & Drennen, LLC
**	10.1	Agreement and Plan of Reorganization dated as of August 27, 1999
***	10.2	Purchase Agreement between International Capital Funding, Inc. and Jonathan Cohen dated September 1, 1999
***	10.3	Registration Rights Agreement between International Capital Funding, Inc. and Jonathan Cohen dated September 1, 1999
***	10.4	Joint Venture Technology Agreement between XML - Global Technologies, Inc., Gnosis, Inc. and David R. R. Webber dated as of November 18, 1999
***	10.5	Consulting Agreement between Data Xchg, Inc. and David Webber
***	10.6	License Agreement between Data Xchg, Inc. and XML - Global Technologies, Inc.
***	10.7	Pre-Incorporation Agreement between XML - Global Technologies, Inc. and David Webber
***	10.8	Form of Lock-up and Vesting Agreement
***	10.9	Securities Purchase Agreement between XML - Global Technologies, Inc. and XML Fund, LLC dated January 13, 2000
***	10.10	Securities Purchase Agreement between XML - Global Technologies, Inc. and XML Fund, LLC dated April 5, 2000
***	10.11	Securities Purchase Agreement between XML - Global Technologies, Inc. and the Tomasovich Family Trust
***	10.12	Securities Purchase Agreement between XML - Global Technologies, Inc. and Tomasovich Family Trust
***	10.13	Unit Purchase Option Agreement between XML - Global Technologies, Inc. and Westminster Securities Corp.
***	10.14	Commercial Lease with Radical Entertainment Ltd. dated May 5, 1999
***	10.15	Software Development and License Agreement between B2Binternet, Inc. and XML - Global Technologies, Inc. dated June 12, 2000
***	10.16	Letter Agreement between PenOp, Limited and XML - Global Technologies, Inc. dated June 1, 2000
****	10.17	Agreement to Exchange Stock dated June 28, 2000 with David Webber
	10.18	Employment Agreement dated as October 16, 2000 between XML - Global Technologies, Inc. and Gordon Ebanks
***	22.0	List of Subsidiaries

_________________

*	Incorporated by reference from the Registration Statement on Form 10-SB filed with the Commission on November 18, 1997
**	Incorporated by referenced from the Current Report on Form 8-K which was filed with the Commission on September 8, 1999
***	Incorporated by reference from the Registration Statement on Form SB-2 which was filed with the Commission on October 3, 2000
****	Incorporated by reference from the Current Report on Form 8K which was filed with the Commission on June 30, 2000.

SIGNATURES

XML-Global Technologies, Inc.

Date: September 28, 2001	By: /s/Peter Shandro Peter Shandro, Chairman of the Board, President and Chief Executive Officer
Date: September 28, 2001	By: /s/Simon Anderson Simon Anderson, Chief Financial Officer