Form 10KSB/A
period 2001-06-30
XML GLOBAL TECHNOLOGIES INC
filed 2001-09-28
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-1

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

SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
XML-Global Technologies, Inc.
Date: September 28, 2001	By:/s/ Peter Shandro Peter Shandro, President and CEO and Chief Executive Officer

        In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Position	Date
/s/ Peter Shandro Peter Shandro	Chairman of the Board President, Chief Executive Officer	9/28/01
/s/ Simon Anderson Simon Anderson	Director, Chief Financial Officer	9/28/01
/s/ Duane Nickull Duane Nickull	Director, Chief Technology Officer	9/28/01
/s/ Dick Hardt Dick Hardt	Director	9/28/01
/s/ David Webber David Webber	Director, Vice President Business Development	9/28/01
