Form 10QSB
period 2001-09-30
XML GLOBAL TECHNOLOGIES INC
filed 2001-11-13
CIK 1048501

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 2001

OR

[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-23391

XML-GLOBAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1434313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1818 Cornwall Avenue - Suite 9
       Vancouver, BC, Canada V6J 1C7
(Address of principal executive offices, including zip code)

Registrant's Telephone No., including area code: (800) 201-1848

_______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X      No ____

As of November 14, 2001, there were 27,565,000 shares of the issuer's Common Stock outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

XML-Global Technologies, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheet
At September 30, 2001 and June 30, 2001

	September 30, 2001	June 30, 2001
Assets
Current Assets
Cash	$ 1,388,683	$ 2,574,605
Investments in securities available for sale	970,000	980,000
Trade accounts receivable	166,494	185,420
Other receivable	32,812	38,701
Prepaid expenses	299,439	348,599
Deferred income taxes	10,565	4,036
	$ 2,867,993	$ 4,131,361
Property and Equipment, Net	310,256	349,328
Intangible Assets
Intellectual property rights, net	1,058,258	1,165,245
Trademarks and patents, net	111,331	106,226
Total Assets	$ 4,347,838	$ 5,752,160
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$ 135,141	$ 126,530
Foreign income taxes payable	44,882	167,594
Unearned revenue	9,005	12,332
Total Liabilities	189,028	306,456
Deferred Income Taxes	24,691	24,691
Minority interest	100,000	100,000
	313,719	431,147
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at September 30, 2001 and June 30, 2001	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized, 27,565,000 shares issued and outstanding at September 30, 2001 and June 30, 2001	2,757	2,757
Additional paid-in capital	11,769,748	11,750,748
Accumulated other comprehensive loss	(20,509)	(7,834)
Accumulated deficit	(7,717,877)	(6,424,658)
Total Stockholders' Equity	4,034,119	5,321,013
Total Liabilities and Stockholders' Equity	$ 4,347,838	$ 5,752,160
See accompanying notes.

    XML-Global Technologies, Inc. and Subsidiaries
         Unaudited Consolidated Statement of Operations
    For the Three Months Ended September 30, 2001 and 2000

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000
Revenue	$ 168,286	$ 485,726
Cost of revenue	96,289	273,632
Gross profit	71,997	212,094
Research and development	508,146	228,529
Marketing and selling	289,953	104,037
Consulting	64,903	-
General and administrative	331,749	213,821
Compensation expense for re-pricing of options to consultants	19,000	-
Depreciation and amortization	137,817	99,562
Total operating expenses	1,351,568	645,949
Operating loss	(1,279,571)	(433,855)
Interest income	25,930	155,582
Loss on disposal of fixed assets	195	-
Net loss before provision for income taxes	(1,253,836)	(278,273)
Provision for income taxes	39,383	102,477
Net loss	(1,293,219)	(380,750)
Accumulated deficit, beginning of period	(6,424,658)	(1,694,090)
Accumulated deficit, end of period	$(7,717,877)	$ (2,074,840)
Net loss per share - basic and diluted	$ (0.05)	$ (0.01)
Weighted average number of shares	27,565,000	27,505,000
See accompanying notes.

    XML-Global Technologies, Inc. and Subsidiaries
         Unaudited Consolidated Statement of Cash Flow
    For the Three Months Ended September 30, 2001 and 2000

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000
Cash flows from operating activities
Net loss	$ (1,293,219)	$ (380,750)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	137,817	99,562
Compensation expense for re-pricing of options to consultants	19,000	-
Loss on disposal of fixed assets	195	-
Changes in assets and liabilities
Accounts receivable	18,422	(99,249)
Other receivable	4,886	11,238
Prepaid expenses	48,203	11,094
Accounts payable and accrued liabilities	12,227	120,612
Foreign income taxes payable	(119,142)	102,477
Unearned revenue	(3,327)	-
Net cash used in operating activities	(1,174,938)	(135,016)
Cash flows from investing activities
Proceeds from sale of investments	10,000	5,000
Purchases of property and equipment (net of disposals)	(15,738)	(65,124)
Acquisition of trademarks and patents	(6,861)	(48,857)
Acquisition of intellectual property	-	(116,758)
Net cash used in investing activities	(12,599)	(225,739)
Effect of changes in exchange rates	1,615	(93)

Decrease in cash	(1,185,922)	(360,848)
Cash, beginning of period	2,574,605	7,535,852
Cash, end of period	$ 1,388,683	$ 7,175,004

Supplemental disclosure of cash information
Interest paid	$ -	$ -
Income taxes paid	$ 155,200	$ -
See accompanying notes.

    XML-Global technologies, Inc. and Subsidiaries
    Notes to Condensed Consolidated Financing Statements
    September 30, 2001 and 2000
    (Unaudited)

    Note 1 - Organization

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

    These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2001 and notes thereto included in our 10-KSB as filed with the Securities and Exchange Commission on September 28, 2001.

    Note 3 - Income Taxes

    Although the Company has incurred losses to date, it has been subject to income taxes. Taxes are payable by the Company's Canadian subsidiary on its operating profits, which cannot be offset against losses incurred by the Company.

    Note 4 - 1999 Equity Incentive Plan

    On October 19, 1999, the Company adopted the 1999 Equity incentive plan (the "1999 Plan") to provide incentives to employees, directors and consultants. Under the 1999 Plan, the Company has reserved a total of 6,000,000 shares of Common Stock for issuance with the maximum term of options being ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. All options granted to date have a seven-year term.
	Number of Options	Weighted Average Exercise Price
Options outstanding at Options outstanding at June 30, 2001	3,173,000	1.04
Granted during the period	154,500	0.33
Exercised during the period	-	-
Forfeited during the period	(15,000)	0.35
Options outstanding at September 30, 2001	3,312,500	0.36
Options exercisable at September 30, 2001	2,366,200	0.36

    During the quarter ended September 30, 2001, the Company's Board of Directors approved a reduction in the exercise price of previously granted options. The exercise price of 25,000 options was reduced from $3.00 to $1.50, the exercise price of 25,000 options was reduced from $2.00 to $0.70 and the exercise price of 3,244,000 options was reduced from between $1.00 and $0.37 to $0.35.

    The reduction in the exercise price of these options will have two effects on the Company's results of operations for the three months ended September 30, 2001:
*

    The Company will recognize a one-time expense of $19,000 relating to the increase in the fair value of options granted to contractors and non-elected advisory board members for which an expense was recognized in prior periods.

*

    Option awards to employees and directors, for which no expense was previously recognized, are now subject to variable accounting from the date of the modification. As a result, the excess of the Company's stock price over the option exercise price, as determined from time to time, will be expensed over the then remaining life of the options. Since the Company's stock price at September 30, 2001 was less than the exercise price of the options, there was no expense adjustment required in the current period.

    Note 5 - Lease Commitment

    The Company leases its Vancouver, British Columbia operating facility under lease agreements that run through June 30, 2005. The Company also leases office space in New York City under an agreement expiring December 31, 2002. The Company was required to deposit $198,000 into an interest-bearing trust account from which the monthly lease payments for the New York offices are drawn; $172,000 of this amount remained in trust at September 30, 2001. The lease agreements for both locations require that the Company pay its proportional share of operating costs and property taxes.

    Future minimum lease payments required under the leases, excluding the Company's share of operating costs and property taxes, are as follows:
Period Ending June 30,
2002	$ 127,200
2003	118,500
2004	70,900
2005	64,900
$ 381,500

    The effect of scheduled rent increases and "rent holidays" included in the Company's leases are recognized on a straight-line basis over the term of the leases. During the three months ended September 2001 and 2000, rent expense was $56,600 and $27,500, respectively.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                    RESULTS OF OPERATIONS

REVENUE. Revenue consists of fees received from the sale of e-business solutions and XML-related consulting services. Revenue was $168,300 for the three months ended September 30, 2001, compared to $485,700 for the three months ended September 30, 2000. The decrease over the prior year was primarily attributable to the Korean business-to-business contract, for which $450,000 of revenue was earned in the quarter ended September 30, 2000. This contract was completed earlier in 2001 and our other consulting contracts have been smaller.

COST OF REVENUE. Cost of revenue includes salaries to employees and contractor fees that can be directly attributable to consulting or project revenue earned in the period. For the three months ended September 30, 2001 and 2000 these costs were $96,300 and $273,600 respectively. The decrease reflects the reduced level of consulting and project revenue compared to the prior year.

RESEARCH AND DEVELOPMENT EXPENSES. Product and content development costs include expenses we incur to develop our technology and, in the prior fiscal year, our clients' websites. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain software and websites. Research and development expenses were $508,100 for the three months ended September 30, 2001, compared to $228,500 for the three months ended September 30, 2000. The increased expenditures over the previous year reflect increased staffing levels to accelerate development of existing and new products.

MARKETING AND SELLING EXPENSES. Marketing and selling costs include expenses we incur to obtain and maintain client relationships, including customer support. These costs include salaries, advertising and promotion, and conference and travel expenses. For the three months ended September 30, 2001 and 2000, sales and marketing expenses were $290,000 and $104,000 respectively. The increase is due to the addition of staff and marketing initiatives undertaken in the current year to launch our products.

CONSULTING EXPENSES. Consulting expenses include salaries and travel costs that relate to consulting services, but are not directly attributable to the consulting revenue earned. For the quarter ended September 30, 2001, consulting expenses were $64,900. There were no consulting expenses incurred in the quarter ended September 30, 2000 as our consulting activities were not material.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries, contractor fees, and related costs for general corporate functions, including travel, rent, accounting and legal expenses. For the three months ended September 30, 2001, general and administrative expenses were $331,700, up from $213,800 in the three months ended September 30, 2000. The increase reflects increased staff, travel costs and rent and operating costs relating to the New York office.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense reflects depreciation of computer hardware, software, equipment, leasehold improvements and amortization of intellectual property and completed patents over estimated useful lives of between two and five years. Depreciation and amortization expense was $137,800 and $99,600 respectively for the quarters ended September 30, 2001 and 2000. The increase is due to investments in intellectual property made in the last year, primarily the acquisition of the technology underpinning GoXML ™ DB, which we purchased in January 2001.

INTEREST INCOME. During the three months ended September 30, 2001 and 2000, the company earned interest income of $25,900 and $155,600 respectively. Changes in interest income generally reflect the balance of funds on hand which has varied depending on fundraising initiatives and spending patterns. Interest income has been earned on funds received from private equity placements, which have exceeded operating expenditures to date. The decrease reflects both a lower cash balance and lower interest rates on investments.

PROVISION FOR INCOME TAXES. Although the Company incurred a consolidated loss during the three months ended September 30, 2001 and 2000, it recorded $39,400 and $102,500 respectively of income tax expense relating to certain income attributable to taxing jurisdictions in Canada and Korea. Increases in deferred tax assets resulting from the foreign tax credits generated by these taxes have been offset completely by similar increases in the valuation allowance applied to the Company's net income tax expense or benefit.

                    LIQUIDITY AND CAPITAL RESOURCES

Our independent auditor's report states that our consolidated financial statements for the year ending June 30, 2001 were prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to our financial statements, we have incurred losses since inception and have an accumulated deficit. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since inception, we have financed our operations primarily through the placement of equity securities. In the year ended June 30, 2001, we did not receive any proceeds from private offerings of equity securities, however in the year ended June 30, 2000, we received net proceeds of approximately $10,477,100. Issue costs associated with these offerings, which have been offset against the net proceeds of the offering, were $840,200. As of September 30, 2001 we had $1,388,700 in cash and cash equivalents and $970,000 in short term investments compared to June 30, 2001, when we had $2,574,600 in cash and cash equivalents and $980,000 in short term investments.

We have incurred costs to design, develop and implement search engine and electronic business applications and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of September 30, 2001, we had an accumulated deficit of $7,717,900. These losses have been primarily funded through private placement of equity securities.

Our cash and short term investments at June 30, 2001 are not sufficient to fund operations through the end of fiscal 2002 based on historical operating performance. In order for the Company to maintain its operations it will have to seek additional funding, generate additional sales or reduce its operating expenses, or some combination of these. At current and planned expenditure rates, current reserves are sufficient to fund operations until May 2002.

We are currently evaluating our operating plan in light of current market conditions, sales forecasts and personnel needs and will make those changes to our operations that are necessary to extend the life of our cash resources. To date we have postponed planned hires, not replaced staff that have left, canceled or not implemented advertising and promotional campaigns and generally limited discretionary expenses. Over the next three months we expect to further curtail operations with a view to reducing our fixed costs.

In an effort to generate revenues sufficient to fund future operations, the Company is not only actively marketing various software applications and consulting services, but is also developing new products and forming strategic business alliances. We have developed and are working on strategic alliances with iWay Software and IBM which we believe will help us market our products and services while limiting our need for extensive sales teams and related costs. At this time iWay Software is marketing XTS Transformation Server which combines a portion of our offerings with its proprietary software solution offerings.

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

To date, we have experienced negative cash flows from operating activities. For the three months ended September 30, 2001, net cash used in operating activities was primarily attributable to our net loss of $1,293,200. The net loss for the three month period was partially offset by non-cash depreciation and amortization of $137,700, the fair value of options granted to consultants of $19,000, a non-cash loss on the disposal of fixed assets of $200 and a net cash inflow of $38,700 with respect to working capital changes. For the three months ended September 30, 2001, net cash used in operating activities was therefore $1,175,100. In the three months ended September 30, 2000, we used $135,000 in operating activities, primarily relating to our operating loss. The increase in cash used by operating activities reflects increased staffing and costs relating to our New York office.

For the three months ended September 30, 2001, net cash used in investing activities was $12,600. We received $10,000 from the sale of investments, and spent $15,700 on computer hardware, software, equipment and leasehold improvements and $6,900 on patent and trademark applications. The computer hardware and software purchases related to server upgrades and computers used by programmers and new employees. In the three months ended September 30, 2000, $225,700 was used in investing activities. Last year, we spent more on leasehold improvements relating to our Vancouver offices, which opened in June 2000, and more on the acquisition of intellectual property and patent and trademark applications.

For the quarters ended September 30, 2001 and 2000 we did not undertake any financing activities.

Changes in exchange rates had a net effect of increasing our cash balance by $1,800 compared to a decrease of $100 in the corresponding period in the prior year.

As of September 30, 2001, we had no contractual capital commitments outstanding.

Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $1,293,200 and $380,800 during the three months ended September 30, 2001 and 2000 respectively. We expect losses from operations and negative cash flow to continue for the foreseeable future, at least through fiscal 2002, as a result of our expansion plans and our expectation that operating expenses will increase in the next several years. The rate at which these losses will be incurred may increase from current levels. Although we have experienced revenue growth, revenues have been substantially less than expenses and may not increase in the future. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a materially adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

We currently estimate that available cash resources at September 30, 2001 will be sufficient to meet our expected needs for working capital and capital expenditures through May 2002. We may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a materially adverse effect on our business, financial condition and results of operations. [This is redundant]

Some of our revenues are earned and a substantial portion of our payroll and other expenses are paid outside the United States in currencies other than US dollars. Because our financial results are reported in US dollars, they are affected by changes in the value of the various foreign currencies in which we make payments in relation to the US dollar. We do not cover known or anticipated currency fluctuation exposures through foreign currency exchange option or forward contracts. The primary currency for which we have foreign currency exchange rate exposure is the Canadian dollar. Our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities are carried at cost which approximates their fair value because of the short-term maturity of these instruments.

                    FRANKFURT STOCK EXCHANGE

In August 2001, we listed our shares on the Frankfurt Stock Exchange in anticipation of fundraising efforts in Germany and pursuing European sales initiatives. To date, our shares have not traded pending coordination of our German communications activities. We are working on translating part of our website into German and have planned meetings with German investor groups early in 2002. We expect that trading of our shares on the Frankfurt Stock Exchange will commence in the first calendar quarter of 2002, although there can be no assurances that we will be successful in establishing trading of our stock in Germany in that period or at all.

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

Item 2.     Changes in Securities

On September 5, 2001, the Board of Directors approved a reduction in the exercise price of 200,000 warrants granted to Mr. Jonathan Cohen from $5.00 to $0.75 per share.

On September 6, 2001, the Board of Directors approved revisions to stock option exercise prices. The exercise price of 25,000 options was reduced from $3.00 to $1.50, the exercise price of 25,000 options was reduced from $2.00 to $0.70 and the exercise price of 3,244,000 options was reduced from between $1.00 and $0.37 to $0.35.

On September 28, 2001, the Board of Directors approved a further revision to the 4,625,000 warrants issued in April and May 2000 to reflect an extension of the term of the warrant to April 6, 2002.

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted for the vote of security holders.

Item 6.     Exhibits and Reports Filed on Form 8-K

There are no Exhibits filed with this quarterly current report on Form 10-QSB.

SIGNATURES
XML-Global Technologies, Inc.
Date: November 13, 2001	Signature:	/s/Peter Shandro Peter Shandro Chairman of the Board, Chief Executive Officer and President
Date: November 13, 2001	Signature:	/s/Simon Anderson Simon Anderson Chief Financial Officer