Form 10QSB
period 2001-12-31
XML GLOBAL TECHNOLOGIES INC
filed 2002-02-14
CIK 1048501

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-QSB

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended December 31, 2001

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

_________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X    No

As of February 14, 2002, there were 27,565,000 shares of the issuer's Common Stock outstanding.

INDEX
PART I	FINANCIAL INFORMATION
Item 1.	Financial statements
Unaudited Consolidated Balance Sheets - December 31, 2001 and June 30, 2001
Unaudited Consolidated Statement of Operations - Three Months and Six Months Ended December 31, 2001 and 2000
Unaudited Consolidated Statement of Cash Flows - Six Months Ended December 31, 2001 and 2000
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II.	OTHER INFORMATION
Item 1.	Pending Legal Proceedings
Item 2.	Changes in Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports Filed on Form 8-K

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

XML-Global Technologies, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheet
At December 31, 2001 and June 30, 2001

	December 31, 2001	June 30, 2001
Assets
Current Assets
Cash	$ 421,877	$ 2,574,605
Investments in securities available for sale	865,000	980,000
Trade accounts receivable	373,362	185,420
Other receivable	27,987	38,701
Prepaid expenses	247,719	348,599
Deferred income taxes	10,176	4,036
	1,946,121	4,131,361

Property and Equipment, Net	264,671	349,328

Intangible Assets
Intellectual property rights, net	963,765	1,165,245
Trademarks and patents, net	111,706	106,226
Total Assets	$ 3,286,263	$ 5,752,160

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$ 116,817	$ 126,530
Unearned revenue	66,702	12,332
Foreign income taxes payable	84,242	167,594
Total Current Liabilities	267,761	306,456

Deferred Income Taxes	24,691	24,691

Minority Interest	100,000	100,000
	392,452	431,147
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at December 31, 2001 and June 30, 2001	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized, 27,565,000 shares issued and outstanding at December 31, 2001 and June 30, 2001	2,757	2,757
Additional paid-in capital	11,912,748	11,750,748
Accumulated other comprehensive income (loss)	(19,755)	(7,834)
Accumulated deficit	(9,001,939)	(6,424,658)
Total Stockholders' Equity	2,893,811	5,321,013
Total Liabilities and Stockholders' Equity	$ 3,286,263	$ 5,752,160

See accompanying notes

XML-Global Technologies, Inc. and Subsidiaries
 Unaudited Consolidated Statement of Operations
For the Three Months and Six Months Ended December 31, 2001 and 2000

	Three Months Ended		Six Months Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
Revenue	$ 238,106	$ 327,242	$ 406,392	$ 812,968
Cost of revenue	56,440	401,035	152,729	674,667
Gross profit (loss)	181,666	(73,793)	253,663	138,301
Operating expenses
Research and development	466,351	502,060	974,497	730,589
Marketing and selling	265,992	185,589	555,945	289,626
Consulting	79,501	-	144,404	-
General and administrative	346,676	250,082	678,425	463,903
Depreciation and amortization	137,137	112,373	274,954	211,935
Fair value of stock option repricing	143,000	-	143,000	-
Fair value of options granted to consultants	-	20,356	19,000	20,356
Total operating expenses	1,438,657	1,070,460	2,790,225	,716,409
Operating loss	(1,256,991)	(1,144,253)	(2,536,562)	(1,578,108)
Interest income	13,006	88,987	38,936	244,569
Loss on disposal of fixed assets	-	-	(195)
Net loss before provision for income taxes	(1,243,985)	(1,055,266)	(2,497,821)	(1,333,539)
Provision for income taxes	40,077	89,812	79,460	192,289
Net loss	(1,284,062)	(1,145,078)	(2,577,281)	(1,525,828)
Accumulated deficit, beginning of period	(7,717,877)	(2,074,840)	(6,424,658)	(1,694,090)
Accumulated deficit, end of period	$(9,001,939)	$(3,219,918)	$(9,001,939)	$(3,219,918)
Net loss per share - basic and diluted	$ (0.05)	$ (0.04)	$ (0.09)	$ (0.06)
Weighted average number of shares	27,565,000	27,505,000	27,565,000	27,505,000
See accompanying notes.

XML-Global Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statement of Cash Flow
For the Six Months Ended December 31, 2001 and 2000
	Six Months Ended December 31, 2001	Six Months Ended December 31, 2000
Cash flows from operating activities
Net loss	$ (2,577,281)	$ (1,525,828)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	275,584	211,935
Fair value of options granted to consultants	19,000	20,356
Fair value of stock option repricing	143,000	-
Loss on disposal of fixed assets	195	-
Changes in assets and liabilities
Accounts receivable	(190,163)	16,492
Other receivable	9,519	(3,036)
Prepaid expenses	100,075	(21,240)
Accounts payable and accrued liabilities	(5,754)	167,856
Unearned revenue	55,693	12,000
Foreign income taxes payable	(77,415)	58,191
Net cash used in operating activities	(2,247,547)	(1,063,274)
Cash flows from investing activities
Proceeds from sale of investments	115,000	10,000
Purchases of property and equipment	(17,292)	(167,389)
Acquisition of trademarks and patents	(8,097)	(51,484)
Acquisition of intellectual property	-	(218,008)
Net cash used in investing activities	89,611	(426,881)
Cash flows from financing activities
Deferred issue costs	-	-
Issuance of capital stock net of issue costs	-	-
Repayment of note payable	-	-
Net cash provided from financing activities	-	-
Effect of changes in exchange rates	5,208	568
Increase (decrease) in cash	(2,152,728)	(1,489,587)
Cash, beginning of period	2,574,605	7,535,852
	$ 421,877	$ 6,046,265
Supplemental disclosure of cash information
Interest paid	$ -	$ -
Income taxes paid	$ 153,836	$ -
See accompanying notes.

XML-Global technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financing Statements
December 31, 2001 and 2000
(Unaudited)

Note 1 - Organization

Organization

The Company, which is a Colorado corporation, has three active subsidiaries, XML-Technologies, Inc. (a Nevada corporation), XML-Global Research, Inc. (a British Columbia, Canada corporation) and LE Informatics, Inc. (a Delaware corporation). The Company conducts most of its business activities through these corporations.

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

In the event that future operating cash flows do not meet all the Company's cash requirements, it will need additional financing. Success in raising additional financing is dependent on the Company's ability to demonstrate that it can fulfill its business strategy to sell XML-based e-business and law enforcement solutions. Should the Company need additional financing through debt or equity placements, there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. The financial statements are prepared on a going concern basis. No adjustments or presentation modifications have been made for potential effects on financial position or results of operations, should the Company not be able to continue as a going concern.

Currently, the Company is engaged in discussions with a number of parties to secure financing, but no agreements have yet been reached.

Note 2 - New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The new standards are effective for fiscal years beginning after December 15, 2001; as such, the Company will apply the new rules beginning in the first quarter of fiscal 2003. Under the new rules, goodwill, as well as intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Currently, the Company has no intangible assets that are categorized as having indefinite lives and is unable to assess the future financial statement effects, if any, of the application of the provisions of these Statements.

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. The Company is currently assessing the impact of SFAS No. 143 on its operating results and financial condition.

In October 2001, the FASB issued Statement of Financial Accounting Standard No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The Company is currently assessing the impact of SFAS No. 144 on its operating results and financial condition.

Note 3 - Basis of Presentation

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

Note 4 - Income Taxes

Although the Company has incurred losses to date, it has been subject to income taxes. Taxes are payable by the Company's Canadian subsidiary on its operating profits, which cannot be offset against losses incurred by the Company.

Note 5 - 1999 Equity Incentive Plan

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
	Number of Options	Weighted Average Exercise Price
Options outstanding at June 30, 2001	3,173,000	1.04
Granted during the period	526,800	0.35
Exercised during the period	-	-
Forfeited during the period	(165,500)	0.34
Options outstanding at December 31, 2001	3,534,300	0.36
Options exercisable at December 31, 2001	2,838,550	0.35

On September 5, 2001, the Board of Directors unanimously voted in favor of repricing substantially all stock options granted prior to that date. Stock options granted at prices of between $0.37 and $3.00 were repriced to between $0.35 and $1.50. The trading price at that date was $0.31 per share.

The reduction in the exercise price of these options will have the following effect on the Company's results of operations for the three and six months ended December 31, 2001:

*

The Company has recognized a one-time expense of $19,000 relating to the increase in the fair value of options granted to contractors and non-elected advisory board members for which an expense was recognized in prior periods.

*

The Company has recognized an expense of $143,000, which represents the aggregate, for all repriced stock options, of the amount by which $0.40 (which was the closing price of the Company's stock on December 31, 2001) exceeds the revised exercise price.

Note 6 - Lease Commitment

The Company leases its Vancouver, British Columbia operating facility under lease agreements that run through June 30, 2005. The Company also leases office space in New York City under an agreement expiring December 31, 2002. The Company was required to deposit $198,000 into an interest-bearing trust account from which the monthly lease payments for the New York offices are drawn; $148,000 of this amount remained in trust at December 31, 2001. The lease agreements for both locations require that the Company pay its proportional share of operating costs and property taxes.

Future minimum lease payments required under the leases, excluding the Company's share of operating costs and property taxes, are as follows:
Period Ending June 30,
2002	$ 127,200
2003	118,500
2004	70,900
2005	64,900
$ 381,500

The effect of scheduled rent increases and "rent holidays" included in the Company's leases are recognized on a straight-line basis over the term of the leases. During the six months ended December 2001 and 2000, rent expense was $113,300 and $54,300, respectively.

ITEM 2   MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS OF
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE. Revenue consists of fees received from the sale of e-business and XML-related consulting services. Revenue was $238,100 for the three months ended December 31, 2001, compared to $327,200 for the three months ended December 31, 2000. For the six months ended December 31, 2001 and 2000, revenue was $406,400 and $813,000 respectively. Software and on-line service sales accounted for about 60% of revenues in the three months ended December 31, 2001 and about 35% of revenues for the six months ended December 31, 2001. In the corresponding prior period, all sales were of consulting services.

COST OF REVENUE. Cost of revenue includes salaries to employees and contractor fees that can be directly attributable to project revenue earned in the period. For the three months ended December 31, 2001 and 2000, these costs were $ 56,400 and $401,000 respectively. For the six months ended December 31, 2001, $152,700 was included in the cost of revenue, compared to $674,700 for the six months ended December 31, 2000. The proportionate decline in the cost of revenue in the current fiscal year, relative to revenues, reflects the greater proportion of software and on-line service revenues in the current period. Our software and on-line service have only a nominal cost of revenue.

RESEARCH AND DEVELOPMENT EXPENSES. Product and content development costs include expenses we incur to develop our technology. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain software. Research and development expenses were $466,400 for the three months ended December 31, 2001, compared to $502,100 for the three months ended December 31, 2000. For the six months ended December 31, 2001 and 2000, these costs were $974,500 and $730,600 respectively. The decreased expenditures in the past three months are mainly due to reduced staffing levels following completion of the main development cycle.  We expect that future development efforts will be of a more incremental nature as we refine our product offerings to address market requirements.S

SALES AND MARKETING EXPENSES. Marketing, sales and client services costs include expenses we incur to obtain and maintain client relationships. These costs include fees paid to contractors and consultants, related travel and incidental costs and advertising and promotion costs. For the three and six months ended December 31, 2001, sales and marketing expenses were $266,000 and $555,900 respectively. Sales and marketing expenses in the three and six months ended December 31, 2000 were $185,600 and $289,600 respectively. The increase is due to the addition of staff and sales initiatives undertaken in the current year.

CONSULTING EXPENSES. Consulting expenses include salaries and travel costs that relate to consulting services, but are not directly attributable to the consulting revenue earned. For the three and six months ended December 31, 2001, consulting expenses were $79,500 and $144,400 respectively. There were no consulting expenses incurred in the same periods ended December 31, 2000, as our consulting activities were not material.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries, contractor fees and related costs for general corporate functions, including travel, occupancy, accounting and legal expenses. For the three months ended December 31, 2001, general and administrative expenses were $346,700, up from $250,100 in the three months ended December 31, 2000. For the six months ended December 31, 2001 and 2000, these costs were $678,400 and $463,900 respectively. The increase reflects increased staff, travel costs and opening the New York office.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense reflects depreciation of computer hardware, software, equipment, leasehold improvements and amortization of intellectual property over estimated useful lives of between two and five years. Depreciation and amortization expense was $137,100 and $112,400 respectively for the quarters ended December 31, 2001 and 2000. For the six months ended December 31, 2001, this expense was $275,000, compared to $211,900 for the same period in 2000.

FAIR VALUE OF STOCK OPTION REPRICING. On September 5, 2001, the Board of Directors unanimously voted in favor of repricing substantially all stock options granted prior to that date. Stock options granted at prices of between $0.37 and $3.00 were repriced to between $0.35 and $1.50. The trading price at that date was $0.31 per share. At December 31, 2001, the closing price of the Company's stock was $0.40, and a compensation expense has been recorded in respect of those options repriced to below $0.40. For the three and six months ended December 31, 2001, this expense was $143,000. There was no expense relating to the repricing of options in prior periods.

INTEREST INCOME. During the three months ended December 31, 2001 and 2000, the company earned interest income of $13,000 and $89,000 respectively. $38,900 was earned for the six months ended December 31, 2001, compared to $244,600 for the six months ended December 31, 2000. Changes in interest income generally reflect the balance of funds on hand which has varied depending on fundraising initiatives and spending patterns. Interest income has been earned on funds received from private equity placements which have exceeded operating expenditures to date.

PROVISION FOR INCOME TAXES. Although the Company incurred a consolidated loss during the three and six months ended December 31, 2001, it recorded $40,100 and $79,500 respectively of income tax expense relating to certain income attributable to taxing jurisdictions in Canada, compared to $89,800 and $192,300 for the same periods ended December 31, 2000. Increases in deferred tax assets resulting from the foreign tax credits generated by these taxes have been offset completely by similar increases in the valuation allowance applied to the Company's net income tax expense or benefit.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the placement of equity securities, as well as advances from our principal stockholder. As of December 31, 2001 we had $421,900 in cash and cash equivalents and $865,000 in short term investments.

We have incurred costs to design, develop and implement search engine and electronic commerce applications and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of December 31, 2001, we had an accumulated deficit of $9,001,900. These losses have been primarily funded through private placement of equity securities.

To date, we have experienced negative cash flows from operating activities. For the six months ended December 31, 2001, net cash used in operating activities was primarily attributable to our net loss of $2,577,300. The net loss for the six month period was partially offset by non-cash depreciation and amortization of $275,600, non-cash fair value of options granted to consultants of $19,000, non-cash fair value of stock option repricing of $143,000, a loss on the write off of fixed assets of $200 and a net cash outflow of $108,100 with respect to working capital changes. For the six months ended December 31, 2001, net cash used in operating activities was therefore $2,247,600. In the six months ended December 31, 2000, we used $1,063,300 to fund operating activities, primarily relating to our operating loss. The increase in cash used by operating activities reflects increased staffing activities and sales initiatives.

For the six months ended December 31, 2001, net cash from investing activities was $89,600. We received $115,000 from the sale of investments, and spent $17,300 on computer hardware, software, equipment and leasehold improvements and $8,100 on patent and trademarks. In the six months ended December 31, 2000, we used $426,900 in investing activities, which related mostly to the purchase of leasehold improvements and computer hardware as we expanded our staff and  facilities, as well as a large investment in intellectual property.

For the six months ended December 31, 2001 and 2000, no cash was provided by or used in financing activities.

Changes in exchange rates had a net effect of increasing our cash balance by $5,200.

As of December 31, 2001, we had no contractual capital commitments outstanding.

Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $1,284,100 and $2,577,300 during the three and six months ended December 31, 2001 respectively. We expect losses from operations and negative cash flow to continue for the foreseeable future, at least through fiscal 2002, as a result of our expansion plans and our expectation that operating expenses will increase significantly in the next several years. The rate at which these losses will be incurred may increase from current levels. Although we have experienced revenue growth, revenues have been substantially less than expenses and may not increase in the future. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a materially adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

We currently estimate that available cash resources at December 31, 2001 will be sufficient to meet our anticipated needs for working capital and capital expenditures through May 2002. We may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a materially adverse effect on our business, financial condition and results of operations.

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

FRANKFURT STOCK EXCHANGE

In August 2001, we listed our shares on the Frankfurt Stock Exchange. To date, our shares have not traded pending coordination of our German communications activities. We expect that trading of our shares on the Frankfurt Stock Exchange will commence in the first calendar quarter of 2002, although there can be no assurances that we will be successful in establishing trading of our stock in Germany in that period or at all.

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

OTHER INFORMATION

ITEM 1.    PENDING LEGAL PROCEEDINGS

At the date of this report, there are no pending legal proceedings in which we are a party and we are not aware of any threatened legal proceedings, except as follows:
The Company has been named as a party defendant in a civil action filed on February 5, 2002, in the Federal Court of Canada, Toronto, Ontario, by Datamirror Corporation, as plaintiff, alleging a claim of trademark infringement over the Company's use of the trademark "GoXML Transform Server." The Company believes the claim is without merit and plans to vigorously defend the action.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for the vote of security holders.

ITEM 6.   EXHIBITS AND REPORTS FILED ON FORM 8-K

There are no Exhibits filed with this current report on Form 10-QSB and the Company did not file any Reports on Form 8-K in the quarter ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
XML-Global Technologies, Inc.
Date: February 14, 2002	Signature:	/s/Peter Shandro Peter Shandro Chairman of the Board, Chief Executive Officer and President
Date: February 14, 2002	Signature:	/s/Simon Anderson Simon Anderson Chief Financial Officer