Form 10QSB
period 2002-03-31
XML GLOBAL TECHNOLOGIES INC
filed 2002-05-15
CIK 1048501

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2002

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

As of May 14, 2002, there were 29,634,536 shares of the issuer's Common Stock outstanding.

INDEX
PART I	FINANCIAL INFORMATION
Item 1.	Financial statements
Unaudited Consolidated Balance Sheets - March 31, 2002 and June 30, 2001
Unaudited Consolidated Statement of Operations - Three Months and Nine Months Ended March 31, 2002 and 2001
Unaudited Consolidated Statement of Cash Flows - Nine Months Ended March 31, 2002 and 2001
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II.	other INFORMATION
Item 1.	Pending Legal Proceedings
Item 2.	Changes in Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports Filed on Form 8-K

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

XML-Global Technologies, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheet
At March 31, 2002 and June 30, 2001

	March 31, 2002	June 30, 2001
Assets
Current Assets
Cash	$ 236,546	$ 2,574,605
Investments in securities available for sale	140,000	980,000
Trade accounts receivable	243,003	185,420
Other receivable	38,558	38,701
Prepaid expenses	189,969	348,599
Deferred income taxes	14,027	4,036
	862,103	4,131,361
Property and Equipment, Net	244,850	349,328
Intangible Assets
Intellectual property rights, net	871,975	1,165,245
Trademarks and patents, net	115,595	106,226
Total Assets	$ 2,094,523	$ 5,752,160
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$ 136,836	$ 126,530
Unearned revenue	53,848	12,332
Foreign income taxes payable	132,125	167,594
Total Current Liabilities	322,809	306,456
Deferred Income Taxes	24,691	24,691
Minority Interest	100,000	100,000
	447,500	431,147
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at March 31, 2002 and June 30, 2001	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized, 27,884,536 and 27,565,000 shares issued and outstanding at March 31, 2002 and June 30, 2001 respectively	2,789	2,757
Additional paid-in capital	11,873,194	11,750,748
Accumulated other comprehensive income (loss)	(27,230)	(7,834)
Accumulated deficit	(10,201,730)	(6,424,658)
Total Stockholders' Equity	1,647,023	5,321,013
Total Liabilities and Stockholders' Equity	$ 2,094,523	$ 5,752,160
See accompanying notes

XML-Global Technologies, Inc. and Subsidiaries
 Unaudited Consolidated Statement of Operations
For the Three Months and Nine Months Ended March 31, 2002 and 2001

	Three Months Ended		Nine Months Ended
	March 31, 2002	March 31, 2001	March 31, 2002	March 31, 2001
Revenue	$ 226,721	$ 240,456	$ 633,113	$ 1,053,424
Cost of revenue	64,214	207,521	216,943	882,188
Gross profit (loss)	162,507	32,935	416,170	171,236
Operating expenses
Research and development	401,527	465,973	1,376,024	1,196,564
Marketing and selling	322,812	328,208	878,757	617,834
Consulting	74,525	-	218,929	-
General and administrative	521,689	464,770	1,200,115	928,671
Depreciation and amortization	137,257	162,577	412,210	374,512
Stock based compensation	(141,725)	4,140	20,275	24,496
Total operating expenses	1,316,085	1,425,668	4,106,310	3,142,077
Operating loss	(1,153,578)	(1,392,733)	(3,690,140)	(2,970,841)
Interest income	2,188	100,440	41,124	345,009
Loss on disposal of fixed assets	-	-	(195)	-
Net loss before provision for income taxes	(1,151,390)	(1,292,293)	(3,649,211)	(2,625,832)
Provision for income taxes	48,401	39,136	127,861	231,425
Net loss	(1,199,791)	(1,331,429)	(3,777,072)	(2,857,257)
Accumulated deficit, beginning of period	(9,001,939)	(3,219,918)	(6,424,658)	(1,694,090)
Accumulated deficit, end of period	$(10,201,730)	$(4,551,347)	$ (10,201,730)	$ (4,551,347)
Net loss per share - basic and diluted	$ (0.04)	$ (0.05)	$ (0.14)	$ (0.10)
Weighted average number of shares	27,692,405	27,508,297	27,606,848	27,506,095

See accompanying notes

XML-Global Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statement of Cash Flow
For the Nine Months Ended March 31, 2002 and 2001
	Nine Months Ended March 31, 2002	Nine Months Ended March 31, 2001
Cash flows from operating activities
Net loss	$ (3,777,072)	$ (2,857,257)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	412,775	374,509
Expenses paid through the issuance of common stock	78,000	51,000
Stock based compensation	20,275	24,296
Loss on disposal of fixed assets	195,	-
Changes in assets and liabilities
Accounts receivable	(59,426)	(36,781)
Other receivable	19,700	14,299
Prepaid expenses	157,967	(332,085)
Accounts payable and accrued liabilities	66,848	166,238
Unearned revenue	(9,909)	-
Foreign income taxes payable	(28,350)	97,353
Net cash used in operating activities	(3,118,997)	(2,498,228)
Cash flows from investing activities
Proceeds from sale of investments	840,000	15,000
Purchases of property and equipment	(42,735)	(352,795)
Acquisition of trademarks and patents	(12,848)	(65,833)
Acquisition of intellectual property	-	(438,815)
Net cash used in investing activities	784,417	(842,443)
Cash flows from financing activities
Issuance of capital stock net of issue costs	4,040	-
Net cash provided from financing activities	4,040	-
Effect of changes in exchange rates	(7,519)	7,053
Increase (decrease) in cash	(2,338,059)	(3,333,618)
Cash, beginning of period	2,574,605	7,535,852
Cash, end of period	$ 236,546	$ 4,202,234
Supplemental disclosure of cash information
Interest paid	$ -	$ -
Income taxes paid	$ 153,836	$ -
Supplemental disclosure of non-cash information
Stock issued for stock subscription receivable subsequently collected	$ 20,195	$ -
See accompanying notes.

XML-Global technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financing Statements
MARCH 31, 2002 and 2001
(Unaudited)

Note 1 - Organization

Organization

The Company, which is a Colorado corporation, has four active subsidiaries, XML-Technologies, Inc. (a Nevada corporation), XML-Global Research, Inc. (a British Columbia, Canada corporation), LE Informatics, Inc. (a Delaware corporation) and Xtract Informatics Inc (a British Columbia, Canada corporation). The Company conducts most of its business activities through these corporations.

Going Concern

The Company has incurred net losses since inception. Accordingly, the Company's ability to fulfill its business strategy and to ultimately achieve profitable operations is dependent on its capacity to execute its business plan and, if necessary, obtain additional financing or explore merger opportunities.

In an effort to generate revenues sufficient to fund future operations, the Company is not only actively marketing various software applications and consulting services, but is also developing new products and forming strategic business alliances. The Company's success is, however, dependent on the extent to which XML-based technologies are adopted by the business community, and there is no assurance that the Company will realize increased revenues.

The Company's current focus on product development includes two primary areas, the market for business-to-business information exchanges and intra-enterprise application-to-application integration software. The Company believes that the best business opportunities lie in areas related to data transformation, registry and messaging. As a result, the Company had developed a plan to discontinue or spin off certain business activities as discussed in Note 7 to the financial statements. The accompanying financial statements do not reflect adjustments or presentation modifications related to management's plan as documented in Note 7.

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

Currently, the Company is engaged in discussions with a number of parties to secure financing and to date we have concluded one agreement. We have entered into an introduction agreement with Browne and Lampe Wertpapier Vermittlungsgesellschaft mbH, which is based in Vienna, Austria. The agreement provides that Brown and Lampe will introduce purchases of up to 3,000,000 units (each unit comprising one share of common stock and one share purchase warrant) in stages. The first stage provides for the issuance of up to 1,000,000 units at a discount of 30% to the prevailing trading price with a minimum of $0.20 per unit and the warrant price set at $0.60. As of March 31, 2002, we have issued 115,500 units at an original price of $0.21, and 115,500 warrants at $0.60 per unit. Subsequent to entering into this agreement, our stock price dropped and we agreed to issue units at $0.135 plus a half warrant at $0.60. This new price was applied to a portion of the 115,500 units issued, for net proceeds totaling $19,600. Of this amount, we had received $4,000 by March 31, 2002, with the remaining amount collected subsequent to quarter end. Neither Browne and Lampe, nor its US agent, Huntleigh Securities Corporation, is a related party to XML Global.

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
	Number of Options	Weighted Average Exercise Price
Options outstanding at June 30, 2001	3,173,000	1.04
Granted during the period	605,800	0.35
Exercised during the period	(22,500)	0.33
Forfeited during the period	(284,500)	0.35
Options outstanding at March 31, 2002	3,471,800	0.36
Options exercisable at March 31, 2002	2,871,100	0.36

On September 5, 2001, the Board of Directors unanimously voted in favor of repricing substantially all stock options granted prior to that date. Stock options granted at prices of between $0.37 and $3.00 were repriced to between $0.35 and $1.50. The trading price at that date was $0.31 per share.

During the six months ended December 31, 2001, the Company recognized an expense of $143,000, which represented, for all repriced stock options, the amount by which fair market value exceeded the revised exercise price at December 31. However, at March 31, 2002, the revised exercise price exceeded fair market value. Consequently, no stock-based compensation expense relating to repriced options has been recognized for the nine months ended March 31, 2002.

During the nine months ended March 31, 2002, the Company has recognized a one-time expense of $19,000 relating to the increase in the fair value of options granted to contractors and non-elected advisory board members for which an expense was recognized in prior periods.

Note 6 - Lease Commitment

The Company leases its Vancouver, British Columbia operating facility under lease agreements that run through June 30, 2005. The Company also leases office space in New York City under an agreement expiring December 31, 2002. The Company was required to deposit $198,000 into an interest-bearing trust account from which the monthly lease payments for the New York offices are drawn; $124,000 of this amount remained in trust at March 31, 2002. The lease agreements for both locations require that the Company pay its proportional share of operating costs and property taxes.

Future minimum lease payments required under the leases, excluding the Company's share of operating costs and property taxes, are as follows:
Period Ending June 30,
2002	$ 39,600
2003	116,500
2004	68,900
2005	63,200
$ 288,200

The effect of scheduled rent increases and "rent holidays" included in the Company's leases are recognized on a straight-line basis over the term of the leases. During the nine months ended March 2002 and 2001, rent expense was $170,900 and $106,300, respectively.

Note 7 - Subsequent Events

On April 2, 2002, the Company undertook a reorganization of its operations with three main elements: (1) focus activities on those products that have the greatest market potential, namely transformation, registry and messaging products; (2) where possible, sell or otherwise transfer non-core technology and sales resources to other businesses; and (3) reduce staff and discontinue activities that are not required to support core activities. The objective of these changes is to maximize the cost-effectiveness of our development and sales resources. As part of this reorganization, the Company's staff was reduced from 62 to 41 and that monthly expenditures will be reduced commensurately. Within the Company's organization, the number of development staff was reduced from 36 to 24, consulting and support staff remained unchanged, sales and marketing staff fell from nine to five and administrative staff was reduced from nine to six. In addition, the Company terminated two LE Informatics, Inc. employees whom had been focusing on law enforcement activities.

On April 15, 2002, the Company signed a letter of intent to sell the intellectual property relating to its GoXML DB product to James Tivy. Mr. Tivy acted as Director of Development, XML Databases. The Company will retain shares of preferred stock and common stock in a new company that will be formed to develop and market the technology. Mr. Tivy will contribute cash to continue development of the database product, which XML Global will continue to sell. XML Global has not committed and does not intend to provide further financing to the new entity. It is expected that the Company initially have a 45% interest in the new company which will be reduced by additional fundraising in the new company..

ITEM 2   MANAGEMENT'S PLAN OF OPERATIONS AND DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's current focus on product development includes two primary areas, the market for business-to-business information exchanges and intra-enterprise application-to-application integration software. The Company believes that the best business opportunities lie in areas related to data transformation, registry and messaging. As a result, subsequent to March 31, 2002, the Company had developed a plan to discontinue or spin off certain business activities. The Company undertook a reorganization of its operations with three main elements: (1) focus activities on those products that have the greatest market potential, namely transformation, registry and messaging products; (2) where possible, sell or otherwise transfer non-core technology and sales resources to other businesses; and (3) reduce staff and discontinue activities that are not required to support core activities. The objective of these changes is to maximize the cost-effectiveness of our development and sales resources.

As a result of the reorganization undertaken subsequent to quarter end, our staff complement fell from 61 to 41. Concurrent with the reorganization, we have focused our marketing and sales activities on sales to resellers, solution providers and other channel partners. Our experience has indicated that large purchases by end users are largely made as part of a broad technology solution purchased from a long-term supplier. We are therefore directing our efforts at selling to those long-term suppliers, rather than end users. We will continue to market our inexpensive Integration Workbench product (which combines GoXML Transform, GoXML DB and, optionally, Altova's XML Spy Suite) to end users as it represents an effective way of introducing our business integration tools to a wide audience.

On April 15, 2002, the Company signed a letter of intent to sell the intellectual property relating to its GoXML DB product to James Tivy. Mr. Tivy acted as Director of Development, XML Databases. The Company will retain shares of preferred stock and common stock in a new company that will be formed to develop and market the technology. . Mr. Tivy will contribute cash to continue development of the database product, which XML Global will continue to sell. XML Global has not committed and does not intend to provide further financing to the new entity. It is expected that the Company will initially have a 45% interest in the new company, which will be reduced by additional fundraising in the new company.

We do not expect that the reorganization will have any immediate impact on revenues, but we expect that our monthly expenses (before commissions) will fall from about $415,000 to $240,000. Our actual monthly expenses will vary depending on sales levels and our marketing activities. Of the $175,000 decrease in our monthly expenses, approximately $20,000 relates to GoXML DB development, $10,000 relates to Xtract development, $50,000 relates to sales and marketing activities that focused on sales to end users, $30,000 relates to sales and marketing of Xtract and related law enforcement activities and the balance to general cost savings and decreased administrative expenses such as investor relations.

The accompanying financial statements do not reflect adjustments or presentation modifications related to management's plan as documented above and implemented subsequent to March 31, 2002. Consequently, the following discussion may not be indicative of the future results of the operations of the Company.

REVENUE. Revenue consists of fees received from the sale of e-business solutions and XML-related consulting services. Revenue was $226,700 for the three months ended March 31, 2002, compared to $240,500 for the three months ended March 31, 2001. For the nine months ended March 31, 2002 and 2001, revenue was $633,100 and $1,053,400 respectively. Software and on-line service sales accounted for about 45% of revenues in the three months ended March 31, 2002 and about 35% of revenues for the nine months ended March 31, 2002. In the corresponding prior period, all sales were of consulting services. At March 31, 2002, the Company had unfilled product sales orders on hand of approximately $65,000. There were no product sales orders on hand in the prior year.

COST OF REVENUE. Cost of revenue includes salaries to employees and contractor fees that can be directly attributable to project revenue earned in the period. For the three months ended March 31, 2002 and 2001, these costs were $64,200 and $207,500 respectively. For the nine months ended March 31, 2002, $216,900 was included in the cost of revenue, compared to $882,200 for the nine months ended March 31, 2001. The proportionate decline in the cost of revenue in the current fiscal year, relative to revenues, reflects the greater proportion of software and on-line service revenues in the current period. Our software and on-line service have only a nominal cost of revenue.

RESEARCH AND DEVELOPMENT EXPENSES. Product and content development costs include expenses we incur to develop our technology. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain software. Research and development expenses were $401,500 for the three months ended March 31, 2002, compared to $466,000 for the three months ended March 31, 2001. For the nine months ended March 31, 2002 and 2001, these costs were $1,376,000 and $1,196,600 respectively. The decreased expenditures in the past three months are mainly due to reduced staffing levels following completion of the main development cycle. We expect that future development efforts will be of a more incremental nature as we refine our product offerings to address market requirements.

SALES AND MARKETING EXPENSES. Marketing, sales and client services costs include expenses we incur to obtain and maintain client relationships. These costs include fees paid to contractors and consultants, related travel and incidental costs and advertising and promotion costs. For the three and nine months ended March 31, 2002, sales and marketing expenses were $322,800 and $878,800 respectively. Sales and marketing expenses in the three and nine months ended March 31, 2001 were $328,200 and $617,800 respectively. The increase is due to the addition of staff and sales initiatives undertaken in the current year.

CONSULTING EXPENSES. Consulting expenses include salaries and travel costs that relate to consulting services, but are not directly attributable to the consulting revenue earned. For the three and nine months ended March 31, 2002, consulting expenses were $74,500 and $218,900 respectively. There were no consulting expenses incurred in the same periods ended March 31, 2001, as our consulting activities were not material.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries, contractor fees and related costs for general corporate functions, including travel, occupancy, accounting and legal expenses. For the three months ended March 31, 2002, general and administrative expenses were $521,700, up from $464,800 in the three months ended March 31, 2001. For the nine months ended March 31, 2002 and 2001, these costs were $1,200,100 and $928,700 respectively. The increase reflects increased staff, travel, investor relation costs and opening the New York office.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense reflects depreciation of computer hardware, software, equipment, leasehold improvements and amortization of intellectual property over estimated useful lives of between two and five years. Depreciation and amortization expense was $137,300 and $162,600 respectively for the quarters ended March 31, 2002 and 2001. For the nine months ended March 31, 2002, this expense was $412,200, compared to $374,500 for the same period in 2001.

FAIR VALUE OF STOCK OPTION REPRICING. On September 5, 2001, the Board of Directors unanimously voted in favor of repricing substantially all stock options granted prior to that date. Stock options granted at prices of between $0.37 and $3.00 were repriced to between $0.35 and $1.50. The trading price at that date was $0.31 per share. During the six months ended December 31, 2001, the Company recognized an expense of $143,000, which represented, for all repriced stock options, the amount by which fair market value exceeded the revised exercise price at December 31. However, at March 31, 2002, the revised exercise price exceeded fair market value. Consequently, no stock-based compensation expense relating to repriced options has been recognized for the nine months ended March 31, 2002. There was no expense relating to the repricing of options in prior periods.

INTEREST INCOME. During the three months ended March 31, 2002 and 2001, the company earned interest income of $2,200 and $100,400 respectively. $41,100 was earned for the nine months ended March 31, 2002, compared to $345,000 for the nine months ended March 31, 2001. Changes in interest income generally reflect the balance of funds on hand which has varied depending on fundraising initiatives and spending patterns. Interest income has been earned on funds received from private equity placements, which have exceeded operating expenditures to date.

PROVISION FOR INCOME TAXES. Although the Company incurred a consolidated loss during the three and nine months ended March 31, 2002, it recorded $48,400 and $127,900 respectively of income tax expense relating to certain income attributable to taxing jurisdictions in Canada, compared to $39,100 and $231,400 for the same periods ended March 31, 2001. Increases in deferred tax assets resulting from the foreign tax credits generated by these taxes have been offset completely by similar increases in the valuation allowance applied to the Company's net income tax expense or benefit.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the placement of equity securities, as well as advances from our principal stockholder. As of March 31, 2002 we had $236,500 in cash and cash equivalents and $140,000 in short term investments.

We have incurred costs to design, develop and implement search engine and electronic commerce applications and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of March 31, 2002, we had an accumulated deficit of $10,201,700. These losses have been primarily funded through private placement of equity securities.

To date, we have experienced negative cash flows from operating activities. For the nine months ended March 31, 2002, net cash used in operating activities was primarily attributable to our net loss of $3,777,100. The net loss for the nine month period was partially offset by non-cash depreciation and amortization of $412,800, non-cash stock based compensation of $20,275, expenses paid through the issuance of common stock of $78,000, a loss on the write off of fixed assets of $200 and a net cash inflow of $146,800 with respect to working capital changes. For the nine months ended March 31, 2002, net cash used in operating activities was therefore $3,119,000. In the nine months ended March 31, 2001, we used $2,498,200 to fund operating activities, primarily relating to our operating loss. The increase in cash used by operating activities reflects increased staffing activities and sales initiatives.

For the nine months ended March 31, 2002, net cash from investing activities was $784,400. We received $840,000 from the sale of investments, and spent $42,700 on computer hardware, software, equipment and leasehold improvements and $12,900 on patent and trademarks. In the nine months ended March 31, 2001, we used $842,400 in investing activities, which related mostly to the purchase of office equipment and computer hardware as we expanded our staff and facilities, as well as a large investment in intellectual property.

For the nine months ended March 31, 2002, net cash from financing activities was $4,000 attributable to the issuance of common stock. For the same period in 2001, no cash was provided by or used in financing activities.

Changes in exchange rates had a net effect of decreasing our cash balance by $7,500.

As of March 31, 2002, we had no contractual capital commitments outstanding.

Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $1,199,800 and $3,777,100 during the three and nine months ended March 31, 2002 respectively. We expect losses from operations and negative cash flow to continue for the foreseeable future, at least through fiscal 2002, as a result of our expansion plans and our expectation that operating expenses will increase significantly in the next several years. The rate at which these losses will be incurred may increase from current levels. Although we have experienced revenue growth, revenues have been substantially less than expenses and may not increase in the future. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a materially adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

We currently estimate that available cash resources at March 31, 2002 will be sufficient to meet our expected needs for working capital and capital expenditures through May 2002. We may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a materially adverse effect on our business, financial condition and results of operations.

Currently, the Company is engaged in discussion with a number of parties to secure financing and to date we have concluded one agreement. We have entered into an introduction agreement with Browne and Lampe Wertpapier Vermittlungsgesellschaft mbH, which is based in Vienna, Austria. The agreement provides that Browne and Lampe will introduce purchased of up to 3,000,000 units (each unit comprising one share of common stock and one share purchase warrant) in stages. The first stage provides for the issuance of up to 1,000,000 units at a discount of 30% to the prevailing trading price with a minimum of $0.20 per unit and the warrant price set at $0.60. As of March 31, 2002, we have issued 115,500 units at an original price of $0.21, and 115,500 warrants at $0.60 per unit. Subsequent to entering into this agreement, our stock price dropped and we agreed to issue units at $0.135 plus a half warrant at $0.60. This new price was applied to a portion of the 115,500 units issued, for net proceeds totaling $19,600. Of this amount, we had received $4,000 by March 31, 2002, with the remaining amount collected subsequent to quarter end. Neither Browne and Lampe, nor its US agent, Huntleigh Securities Corporation, is a related party to XML Global.

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

FRANKFURT STOCK EXCHANGE

In August 2001, we listed our shares on the Frankfurt Stock Exchange. Trading of our shares on the Frankfurt Stock Exchange commenced in March 2002.

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

OTHER INFORMATION

ITEM 1.     PENDING LEGAL PROCEEDINGS

At the date of this report, there are no pending legal proceedings in which we are a party and we are not aware of any threatened legal proceedings, except as follows:

We have been named as a party defendant in a civil action filed on February 5, 2002, in the Federal Court of Canada, Toronto, Ontario, by DataMirror Corporation, as plaintiff, alleging a claim of trademark infringement over the Company's use of the trademark "GoXML Transform Server." We have reached a tentative settlement with DataMirror which provides, among other things, that DataMirror will discontinue its lawsuit and that we will no longer use the trademark "GoXML Transform Server".

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for the vote of security holders.

ITEM 6.    EXHIBITS AND REPORTS FILED ON FORM 8-K

There are no Exhibits filed with this current report on Form 10-QSB and the Company did not file any Reports on Form 8-K in the quarter ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
XML-Global Technologies, Inc.
Date: May 15, 2002	Signature:	/s/Peter Shandro Peter Shandro Chairman of the Board, Chief Executive Officer and President
Date: May 15, 2002	Signature:	/s/Simon Anderson Simon Anderson Chief Financial Officer