Form 10KSB
period 2002-06-30
XML GLOBAL TECHNOLOGIES INC
filed 2002-09-30
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2002

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

Registrant's Telephone No., including area code: (800) 201-1848
_______________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes  X       No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $888,974.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of June 30, 2002 was $1,135,940.

There were 43,942,736 shares of common stock outstanding, as of September 24, 2002.

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

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

On January 17, 2001, we acquired the issued shares of Bluestream Database Software Corp through a newly incorporated subsidiary, 620486 BC Ltd. Bluestream is a British Columbia corporation which had developed proprietary XML database software. On April 15, 2002, the Company entered into a letter of intent to allow Mr. James Tivy to indirectly purchase an interest in Bluestream. The transaction closed on September 26, 2002 and we now hold preferred shares in Bluestream with a redemption value of $575,000 and a 45% interest in Bluestream's common stock. Due to the uncertainty of realizing value or a return on the preferred stock, we expect to ascribe only a nominal carrying value.

On November 5, 2001, XML Global formed LE Informatics, Inc., a Delaware corporation, as a wholly-owned subsidiary. The Company planned to transfer its intellectual property rights associated with our "Xtract" software to LE Informatics, Inc. and license our other products to LE Informatics, Inc. From December 2001 to April 2002, LE Informatics and its wholly-owned subsidiary Xtract Informatics Corp. engaged in the marketing of XMLsoftware to law enforcement agencies. LE Informatics and its subsidiary ceased operations in April 2002 and are currently inactive. On August 14, 2002, we entered into a letter of intent to sell the Xtract technology to Syscon Justice Systems Ltd. (a Canadian company) for two cash installments aggregating $160,000 plus royalties of at least C$50,000 annually in each of the next five years, depending on Syscon's sales of Xtract. Total payments over the five-year life of the contract are to be between C$500,000 and C$800,000 ($320,000 and $510,000 in US dollars respectively, at current exchange rates) depending on SysCon's sales volume. This transaction has not closed at the date of this report on Form 10-KSB.

As part of a series of related transactions with Paradigm Millennium Fund, LP (Paradigm), a Delaware limited partnership, and Vertaport, Inc., a Delaware Corp., we have and will issue stock and warrants to Paradigm in exchange for cash and intellectual property. The transaction will be completed in three stages.

1.

On August 23, 2002, Paradigm purchased 5,000,000 shares of Common Stock and Class A Warrants exercisable to purchase an additional 3,000,000 shares of Common Stock, for an aggregate gross purchase price of $1,000,000. Subtracted from this amount was a placement agent's fee and non-accountable expense allowance of $85,000.

2.

Upon delivery of a legal opinion related to the intellectual property described in item 3 below, but in no event later than September 30, 2002, Paradigm is to purchase an additional 5,000,000 shares of Common Stock and Class A Warrants exercisable to purchase an additional 3,000,000 shares of Common Stock, for an aggregate purchase price of $1,000,000. Subtracted from this amount will be a placement agent's fee and non-accountable expense allowance in the amount of $85,000.

3.

On August 23, 2002, we also purchased certain intangible assets from Vertaport, Inc. including technology, software, documentation, contracts and licenses. In particular we have acquired Vertaport's XML-based VertaCom™ platform which allows clients to universally translate, transform, and transmit data from multiple sources as well as take advantage of extensive data management reporting and administration tools. Vertaport's VertaCom technology is complementary with our XML middleware products. At the date of acquisition, VertaCom was not a commercially viable product without further development. Consequently the purchase price of 7,000,000 shares of Common Stock, Class A Warrants exercisable to purchase an additional 7,000,000 share of Common Stock at $0.50 per share and Class B Warrants exercisable to purchase an additional 2,500,000 shares of Common Stock at $1.00 per share will be recorded as In-Process Research and Development upon consummation of the transaction. Based upon the estimated fair value of the common stock and warrants, we estimate a charge to earnings of approximately $2.9 million.

As part of this transaction, Vertaport, Inc. is to provide us with a legal opinion confirming the validity and enforceability of its technological assets, intellectual property rights and trade secrets and the legal capacity of Vertaport, Inc. to convey such rights and assets free and clear of liens or claims of third parties. Additionally, Paradigm Group LLP (an Illinois limited partnership) has agreed to indemnify us against any qualifications or exception in the legal opinion to be provided by Vertaport, Inc.

The Class A Warrants provide for the purchase of up to 13,000,000 shares of our common stock at an exercise price of $0.50 per share until December 31, 2005. We estimate that legal fees and other financing costs will be approximately $30,000 for aggregate net proceeds of $1,800,000.We have agreed to undertake reasonable efforts to register shares of Common Stock and the shares underlying the Class A Warrants by October 23, 2002. Paradigm has agreed not to dispose of Securities (shares of common stock or warrants) for the 90 day period following the effective date of the Registration Statement, and thereafter not to dispose of more than 25% of all of the Securities during each 90-day period, determined without accumulation. In conjunction with this transaction, we expect that Sheldon Drobny, Chairman of Paradigm Millennium Fund, LP, will join our board of directors.

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

We continue to develop proprietary XML-based solutions for the Internet-based economy with a focus on e-commerce and the conversion of data from legacy formats to XML. Our main sources of revenue are currently from XML-related consulting and the licensing of our software. In fiscal 2001, we derived substantially all of our revenue from consulting and contract XML software development. In fiscal 2002, sales of our products accounted for about 40% of our revenues.

During the year ended June 30, 2002 our operations were funded by a combination of liquidation of investments, license and joint marketing arrangements, the issuance of common stock and sales of products and services. Two customers, iWay Software, and Engineering, Management & Integration Inc., accounted for 70% of fiscal 2002 revenues. Effective June 30, 2002, we discontinued our consulting operations and as a result Engineering, Management & Integration Inc. is no longer a customer. Our largest continuing customer is iWay Software, which accounted for 21% of fiscal 2002 revenues.

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

Marketing Strategy

Our marketing message is that we provide data transformation, registry and related capabilities in the form of single-vendor XML middleware software. In order to grow our business, we intend to focus our corporate identity and product solutions in targeted vertical markets including the automotive and healthcare sectors. We intend to use resellers and other channels to distribute our products in other sectors such as travel. Some of the specific marketing initiatives include:
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

Target Customers

Our success in discussions with prospective companies leads us to conclude that we should focus our efforts on Global 5000 companies (the 5000 largest companies in the world) since these companies potentially offer the largest returns. Global 5000 companies have complex information technology systems and integration problems that our middleware is well suited to solving. While we have sold directly to end users, we also reach Global 5000 customers by using resellers and systems integrators who have established business relationships with many potential customers. It is not our intention to develop a large implementation workforce since we seek to minimize our infrastructure and focus on our core competency, which is software development.

Corporate relationships

We have agreements for the exchange, development and cross-license of XML and other applications. We consider the creation and maintenance of these relationships to be important to our business development and future success.
*

iWay - In May 2001, we entered into an OEM (original equipment manufacturer) contract with iWay Software, a division of Information Builders, Inc. iWay Software and XML Global have co-developed XTE, a web services product that is jointly marketed by iWay and XML Global. We supplemented this agreement with a software license agreement relating to our transformation technology in June 2002.

*

Seagull - In April 2002 , we entered into a reseller contract with Seagull Software. Under the terms of the agreement Seagull has the rights to resell, under its own branding, GoXML Transform as a complement to its own Transidiom product. This agreement lasts until July 2003 and can automatically be renewed based on marketplace success.

*

Sun Microsystems - After year-end, in September 2002, we entered into a marketing agreement with Sun Microsystems, Inc. Sun and XML Global will jointly market product to Sun's customers, and work together on joint marketing initiatives.

Standards Associations

We are active in standards associations relating to electronic business. Our memberships comprise:
*

XML EDI. This is a consortium of over 1,500 of the world's leading technology-based companies co-founded and directed by David Webber, one of our Directors. Its purpose is to promote the exchange of information and technology among participants in the XML-EDI industry.

*

ebXML. This is an association sponsored by the United Nations and OASIS whose mandate is to develop standards for businesses to use the Internet for the exchange of data and e-commerce and business-to-business transactions using XML. Duane Nickull, our Vice President of Strategic Relationships and Chief Evangelist, is Editor of the Technical Architectural Committee of ebXML.

*

OASIS. OASIS is a non-profit international consortium of users and vendors dedicated to the promotion of open specifications for the exchange of structured data. It is focused on the definition and implementation of XML communication.

Our Products

We believe that two of the key promising applications for XML are business-to-business information exchanges and intra-enterprise application-to-application integration. Our software has relevance in both of these areas.

GoXML Transform

GoXML Transform is ideally suited to electronic business environments, particularly those using EDI (Electronic Data Exchange) and SQL databases, and any other environment in which disparate forms of data need to be transformed for interoperability. One of the difficulties with current EDI systems is the need for very careful mapping of one field to another. With GoXML Transform, XML data mapping can be easily managed with an environment that includes two main components: a GUI (Graphical User Interface) for creating mapping templates, and a server-side transformation engine, both written in Java. In a typical deployment, users will determine which legacy source files require transformation and will create the transformation templates.

GoXML Transform is our most significant product, accounting for over half our product revenues in fiscal 2002. We continue to develop new versions of GoXML Transform to extend its functionality.

XTE

XTE is an XML transformation engine with the potential to unite the operation of many information systems, including the Web and EDI. XTE combines GoXMLTM Transform, our patented high-performance XML transformation engine and iWay's specialized connector technologies for integrating complex IT assets, including over 120 different applications and data sources.

XTE is a 100% JavaTM-based transformation and integration engine for a document-based information exchange. We developed XTE in conjunction with iWay Software, the integration middleware division of Information Builders Inc. XTE accepts and sends documents via IBM MQSeries, HTTP, TCP/IP, email or file systems and provides reusable transformations for application servers, integration brokers and other integration technologies. XTE also lets developers and planners accomplish their integration goals with just two well-known languages: XML, the language of computer interactions, and SQL, the common speech of relational databases.

In association with iWay Software, we continue to develop XTE in parallel with GoXML Transform. While XTE accounted for only a small proportion of our product sales in fiscal 2002, we expect that it will become our second-most popular product in the coming year.

GoXML Registry

GoXML Registry is an enterprise registry platform based on our GoXML DB native XML database, and employs GoXML Transform using commonly accepted standards, protocols and methodologies, including ebXML and UDDI. GoXML Transform Registry provides a modular, scalable platform that facilitates integration with backend systems and systems belonging to partners, suppliers, and customers in a secure and consistent manner.

While we launched GoXML Registry in September 2001, it was only after the end of fiscal 2002 that we generated market interest. We continue to develop the product to extend its feature set.

GoXML Messaging

GoXML™ Messaging delivers and manages ebXML messages. Its Transaction Manager, in tandem with a Persistent Storage Manager, manages delivery of messages even in the event of system failure. It handles the packaging of headers and payloads into ebXML envelopes and the sequencing of multiple messages in the proper order. The Transaction Manager also allows the status of messages to be tracked as they progress through a transaction.

We are only now completing development of GoXML Messaging and accordingly, we did not record any sales in fiscal 2002.

GoXML DB

GoXML DB is a native XML database and query engine which can be deployed either as a stand-alone repository or combined with other GoXML products, such as GoXML Search and GoXML Transform to solve complex business problems. XML documents are stored directly, without the need for data decomposition or reconfiguration.

The GoXML DB server environment contains our core components: a Java Application Program Interface ("API") for public access to the database, the internal Xpath query engine, the StreamStore Index System, and the StreamStore Manager. GoXML DB is 100% Java, making it highly portable and embeddable, and allows multiple, concurrent sessions and session pooling.

We have discontinued development of this product and have entered into a letter of intent with James Tivy, as discussed in Item 1, whereby we will retain an interest in the subsidiary that owns the GoXML DB technology but will no longer control that company.

Sales of the enterprise version of GoXML DB were not significant in fiscal 2002. We have sold a number of copies of GoXML DB as part of XML, as described below.

XML Integration Workbench

XML Integration Workbench combines versions of GoXML Transform, GoXML DB and XMLSpy™ (an XML editor developed by Altova) that can be used in combination to architect and plan data integration and e-business initiatives. We launched XML Integration Workbench in June 2002 and recorded sales in fiscal 2002.

Xtract

Xtract is a Web-based service that requires only Internet access to submit, search, modify, create reports, and alert police to stolen property transactions in real time. It was designed with, and used by, a law enforcement agency. Pawnshop employees enter information into a web browser as property transactions take place. The transaction history can then be reviewed by law enforcement authorities allowing them to identify and recover stolen property and apprehend those involved in crime.

The Xtract stolen property intelligence system delivers three major benefits to the police departments that utilize it and, therefore, to the general public they serve:
*	improved property recovery;
*	inter-agency collaboration; and
*	resource optimization.

We completed live trials of Xtract in October 2001 and signed our first customer in November 2001. In the last year, we have updated the software to integrate data from multiple jurisdictions and to enhance the reporting abilities in response to customer requests. As described in Item 1, we have entered into a letter of intent to sell Xtract.

Competition

We have a number of competitors that are seeking to provide solutions in different ways. Although many companies claim capability across a wide range of business competencies, most have tailored their products to suite a particular project type, project phase or vertical market.

GoXMLTM Transform and XTE

Competitors for GoXML Transform are sold by Data Junction Corporation, DataMirror Corporation, Infoteria Corporation, Peregrine Systems, Inc., Redix International, Inc., Softshare, Inc., TIE Commerce, Contivo, Inc. and Mercator Software, Inc. Competitors for XTE are sold by Vitria Technology, Inc., WebMethods, Inc., Tibco Software, Inc., SeeBeyond Technology Corporation and Sybase, Inc.

GoXMLTM Registry

Competing registry products for GoXML™ Registry are sold by Tibco Software, Inc. and Oracle Corporation.

GoXML™ Messaging

The market for ebXML compliant messaging products is still developing. Companies currently competing in this arena include Sybase, Inc. and Briyante Software Corp.

GoXMLTM DB

Database products that most closely correspond to GoXML™ DB are sold by Ixiasoft, Excelon Corporation, Neocore, Inc. and Software AG.

Xtract

Products or services that compete with Xtract are sold by Business Watch International Inc. and L.E.A.D.S. (Law Enforcement Automated Database Search) Online. Xtract has been created specifically to serve the needs of law enforcement agencies, while many of the competing products are a subset of pawn shop management and accounting programs.

Intellectual property

We attempt to protect our intellectual property to the greatest extent practical using a combination of patents, licenses, trademarks and other methods. We summarize below the steps taken to date and the corresponding limitations.

Patents and Licenses

We have applied for a 51-point patent covering the contextual search aspects of our GoXML search engine. We hold two US patents in respect of GoXML Transform, the first of which is for an algorithm for fixed structured information processing that implements a high performance means of processing business transaction content allowing simple rule driven scripts to perform otherwise very complex manipulations. The patent also includes the mapping structure and syntax descriptions. The second GoXML Transform-related patent, which also relates to GoXML Registry, is for the use of Internet-based registry dictionary content that enhances the functionality of the Transformation algorithm process. This patent also provides assistance to end users during the process of creating business transaction mappings.

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

Research and development

We have 24 full time equivalent employees devoted to software research and development and Website development. In the years ended June 30, 2001 and 2002, we expended approximately $1,904,400 and $1,724,000 respectively, for research and development costs related to our products.

Employees

We now have 40 full time employees, 34 of whom are located at our principal office in Vancouver, British Columbia, and six who are located in various cities throughout Canada and the United States.

Cost of Compliance with Environmental Laws

We did not incur any separately identifiable costs to comply with environmental laws.

Item 2. Description of Property

We maintain our corporate headquarters in Vancouver, Canada, and a sales office in New York City. The Vancouver lease agreement is for approximately 8,100 square feet of office space and expires in 2005. The New York lease is for approximately 2,500 square feet and expires in December 2002. We also have geographically dispersed employees who work out of home offices.

The Company owns or leases a variety of computers and other computer equipment for its operational needs. Over the past two years the Company has significantly upgraded and expanded its computers and related equipment in order to increase efficiency, enhance reliability, and provide the necessary base for business expansion.

The Company believes that its facilities and equipment are suitable and adequate for the business of the Company as presently conducted.

Item 3. Legal Proceedings

At the date of this report, there are no pending legal proceedings in which we are a party and we are not aware of any threatened legal proceedings, except as follows:

We have been named as a party defendant in a civil action filed on February 5, 2002, in the Federal Court of Canada, in Toronto, Ontario, by Datamirror Corporation, as plaintiff, alleging a claim of trademark infringement over the Company's use of the trademark "GoXML Transform Server." We have reached a tentative settlement with DataMirror that provides, among other things, that DataMirror will discontinue its lawsuit and that we will no longer use the trademark "GoXML Transform Server".

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal year ended June 30, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Trading Information

Since November 2000, our common stock has traded on the Over-the-Counter Market and has been quoted on the OTC Electronic Bulletin Board under the symbol "XMLG."

The following table sets forth the high and low prices for our common stock for each quarter since November 2000. The prices presented below are bid and ask prices, which represented price between broker-dealers and do not include retail markups and markdowns or any commission to the broker. The prices do not necessarily reflect actual transactions.

Common Stock
Quarter Ended	Low	High
December 31, 2000	$1.19	$3.75
March 31, 2001	$0.56	$1.45
June 30, 2001	$0.72	$1.13
September 30, 2001	$0.24	$0.78
December 31, 2001	$0.13	$0.46
March 31, 2002	$0.25	$0.76
June 30, 2002	$0.13	$0.36
September 30, 2002 (through to September 26, 2002)	$0.17	$0.29

On September 26, 2002, the bid and ask prices of our common stock as quoted on the Bulletin Board were 0.19 and 0.205, respectively.

Factors we discuss in this form, including the many risks associated with an investment in us, may have a significant impact on the market price of our common stock. Also, because of the relatively low price of our common stock, many brokerage firms may not effect transactions in the common stock.

In addition, our common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Holders

As of June 30, 2002, the Company had approximately 108 shareholders of record. This does not include shareholders who held stock in accounts at broker-dealers.

Dividends

We have not declared or paid any cash dividends on our capital stock since inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Item 6. Management's Discussion and Analysis

RESULTS OF OPERATIONS

REVENUE. Revenue primarily consists of fees received from the sale of e-business solutions and XML-related consulting services. Revenue was $889,000 for the year ended June 30, 2002, compared to $1,235,900 for the previous fiscal year. Software and on-line service sales accounted for about 40% of revenues for the fiscal year ended June 30, 2002. In the corresponding prior year, all sales were for consulting services or custom software development. Revenue decreased from fiscal 2001 to fiscal 2002 primarily because we had one large consulting contract with a Korean net market in fiscal 2001 that we were unable to completely replace with new product sales. Effective June 30, 2002, we closed our consulting group, which was largely focused on providing software architecture services to government. Revenue relating to government consulting operations represented about $435,000 of our fiscal 2002 revenue and $142,800 of our fiscal 2001 revenue.

COST OF REVENUE. Cost of revenue includes salaries to employees and contractor fees that can be directly attributable to project revenue earned in the period, and license fees for software products that we license from third parties. The cost of revenue in the year ended June 30, 2002 was $302,900, compared to $957,800 for the previous fiscal year. The proportionate decline in the cost of revenue in the current fiscal year, relative to revenues, reflects the greater proportion of software and on-line service revenues in the current period. Our own software products and on-line service have only a nominal cost of revenue. The cost of revenue associated with government consulting operations represented about $287,000 of our fiscal 2002 and $117,500 of our fiscal 2001 cost of revenue.

RESEARCH AND DEVELOPMENT EXPENSES. Product and content development costs include expenses we incur to develop our technology. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain our software. For the years ended June 30, 2002 and 2001, these costs were $1,724,000 and $1,904,400 respectively. The decreased expenditures in the year just ended reflect decreased staffing levels following completion of the main development cycle. We expect that future development efforts will be of a more incremental nature as we refine our product offerings to address market requirements.

SALES AND MARKETING EXPENSES. Marketing, sales and client services costs include expenses we incur to obtain and maintain client relationships. These costs include fees paid to contractors and consultants, related travel and incidental costs, and advertising and promotion costs. For the year ended June 30, 2002, sales and marketing expenses were $1,121,400, up from $963,500 in the year ended June 30, 2001. The increase is due to the addition of staff and sales initiatives undertaken in the current year.

CONSULTING EXPENSES. Consulting expenses include salaries and travel costs that relate to consulting services, but are not directly attributable to the consulting revenue earned. For the year ended June 30, 2002, consulting expenses were $303,000, compared to $46,700 for the year ended June 30, 2001. The increase is due to the addition of staff and travel costs. We discontinued our consulting activities effective June 30, 2002 and laid off or reassigned our consulting staff.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries, contractor fees and related costs for general corporate functions, including travel, occupancy, accounting and legal expenses. For the year ended June 30, 2002, general and administrative expenses were $1,774,000, up from $1,282,100 in the previous year. The increase reflects an increase in staff early in the fiscal year, investor relations expense, travel costs and office rent expense.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense reflects depreciation of computer hardware, software, equipment, leasehold improvements, patents and intellectual property over their estimated useful lives of between two and five years. Depreciation and amortization expense was $538,600 and $519,900 respectively for the years ended June 30, 2002 and 2001.

STOCK-BASED COMPENSATION. The Company reports the financial impact of stock options using APB Opinion No. 25. Accordingly, we record the fair value of stock options granted to non-employees as an operating expense based on the fair value of the options at the date the services were performed. Fair value is determined using the Black-Scholes method. During the year ended June 30, 2002 we recognized expense of $20,275 of which $19,000 related to the repricing of options granted in a prior period. In the prior year, we recorded an expense of $24,500.

LOSS ON WRITE OFF OF INTELLECTUAL PROPERTY. During the year ended June 30, 2002, the Company wrote off the cost of intellectual property associated with GoXML DB, which totaled $281,900. While we have sold copies of GoXML DB, we concluded that our efforts were better expended developing our other products. In April 2002, we entered into a letter of intent with James Tivy, formerly an employee. Under the letter of intent, we converted a portion of our common stock equity interest in the company that holds the GoXML DB intellectual property into a preferred stock holding with a redemption value of $575,000. During the year ended June 30, 2001, the Company wrote off the cost of intellectual property associated with the PenOp agreement, which totaled $345,800.

INTEREST INCOME. During the years ended June 30, 2002 and 2001, the Company earned interest income of $41,900 and $396,900 respectively. Interest income has been earned on funds received from private equity placements.

FINANCING EXPENSE. On June 10,2002, the Company entered into a short-term note payable with a third party individual. The note payable contained a conversion feature allowing the individual to convert the outstanding balance due, plus a 10% financing fee, into the Company's common stock at any time at $0.05 per share. Effective June 25, 2002, in accordance with the terms of the note payable, the individual exercised the conversion feature, and the Company committed to issue 2,200,000 shares of common stock.

The Company provided the conversion feature at a significant discount. As this note payable and stock conversion constituted a financing transaction, finance expense of $252,000 has been recorded for the year ending June 30, 2002, which represents the amount that the estimated fair value of the shares at the date of conversion exceeded the conversion price of $0.05.

Additionally, the Company incurred $10,000 of financing expense relating to an equity transaction that was never consummated.

PROVISION FOR INCOME TAXES. Although the Company incurred a consolidated loss during the years ended June 30, 2002 and 2001, it recorded $172,400 and $318,600 respectively of income tax expense relating to certain income attributable to taxing jurisdictions in Canada. Increases in deferred tax assets resulting from the foreign tax credits generated by these taxes have been offset completely by similar increases in the valuation allowance applied to the Company's net income tax expense or benefit.

LIQUIDITY AND CAPITAL RESOURCES

Our independent auditor's report states that our consolidated financial statements for the year ending June 30, 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to our financial statements, we have incurred losses since inception and have an accumulated deficit. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, we have experienced negative cash flows from operating activities. For the year ended June 30, 2002, net cash used in operating activities was $3,241,700 and was primarily attributable to our net loss of $5,573,200. The net loss for the year was partially offset by non-cash depreciation and amortization of $538,600, stock based compensation of $20,300, the loss on the write off of intellectual property of $281,900, the loss on the write off of fixed assets of $3,700, expenses paid through the issuance of common stock of $499,000, a financing expense of $252,000 paid through the issuance of common stock and a net cash outflow of $736,100 with respect to working capital changes. For the year ended June 30, 2002, net cash used in operating activities was therefore $3,241,700. In the year ended June 30, 2001 $4,051,100 was used in operating activities.

For the year ended June 30, 2002, net cash from investing activities was $911,000. We spent $45,500 on computer hardware, software and equipment, $21,700 on patent and trademark applications, $1,900 on intellectual property, and received proceeds of $980,000 on short-term investments. The computer hardware and software purchases largely related to server upgrades and computers used by programmers. In the year ended June 30, 2001, net cash used in investing activities was $603,500.

For the year ended June 30, 2002, financing activities generated $127,600 of cash. We raised $100,000 from the issuance of a note payable, $31,600 from the private placement of equity securities and incurred $4,000 in deferred issue costs. In the year ended June 30, 2001, financing activities provided $307,000, relating to the private placements of equity securities.

Changes in exchange rates had a net effect of decreasing our cash balance by $1,900 in the year ended June 30, 2002 compared to a increase of $400 in the prior year.

As of June 30, 2002, we had no contractual capital commitments outstanding.

We have incurred costs to design, develop and implement search engine and electronic commerce applications and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of June 30, 2002 we had an accumulated deficit of $11,997,900.

Since inception, we have financed our operations primarily through the placement of equity securities. In the year ended June 30, 2002, we received net proceeds from equity issuances of $31,600 and proceeds from a note payable of $100,000 which was converted to equity during fiscal 2002. We did not receive any proceeds during the year ended June 30, 2001. As of June 30, 2002, we had $369,600 in cash and cash equivalents and no short-term investments, compared to $2,574,600 and $980,000 respectively at June 30, 2001.

Our cash at June 30, 2002 is not sufficient to fund operations through the end of fiscal 2003 based on historical operating performance. In order for the Company to maintain its operations it will have to seek additional funding, generate additional sales or reduce its operating expenses, or some combination of these. At current and planned expenditure rates, taking into consideration cash received from the first part of the Paradigm financing, current reserves are sufficient to fund operations through November 2002.

In August, we closed the first part of a financing funded by Paradigm Millennium Fund, LP, described in Item 12. This first part of the financing comprised the issuance of common stock and warrants for net proceeds of $915,000. Before the end of September, we expect that the second part of the Paradigm Millennium Fund, LP financing will contribute a further $915,000 of cash. If we are successful in closing the second stage of the Paradigm financing, then we will have cash reserves sufficient to fund operations past June 2003. We expect to incur offering costs of about $30,000 for total net proceeds from this financing of $1,800,000.

In November 2001 and April 2002, we reduced our staff to match our available resources to our immediate needs. In April 2002, certain of our employees and officers agreed to defer compensation or take stock in lieu of cash compensation. The salary deferral, which was in effect from April 2002 through September 2002, has been recorded as an accrued liability in the financial statements as of June 30, 2002. We are continually evaluating our operating plan in light of prevailing market conditions, sales forecasts and personnel needs and will make those changes to our operations that are necessary to extend the life of our cash resources. To date we have postponed planned hires, not replaced certain staff that have left, canceled or not implemented advertising and promotional campaigns, and generally limited discretionary expenses. Where practical, we will continue to limit our expenditures but we believe that our scale of operations for the next three to six months will be substantially similar to that in effect at June 30, 2002.It is our intention to improve our liquidity by focusing on increased sales rather than by reducing expenses.

We have discontinued development of GoXML™ DB and have entered into a letter of intent with James Tivy that will allow us to retain an ownership interest in this technology without being responsible to fund ongoing development. We discuss this arrangement further in Item 1. We do not expect that this transaction will generate cash in the short- or medium-term, if at all.

We have also entered in to a letter of intent with SysCon Justice Systems Ltd. relating to the sale of our Xtract technology and related customer relationship in exchange for cash in two equal installments over six months totaling $160,000 plus ongoing royalty payments. This proposed transaction is also discussed in further detail in Item 1.

By reducing the scope of our operations we are better able to focus our efforts and resources on our core products, particularly GoXML Transform. We are increasingly applying our efforts to marketing and sales and expect that most of our new hires in the next year will be for sales positions. We are continuing to develop strategic alliances with larger companies that can sell our products to their established customer bases. These alliances include iWay, Seagull Software and Sun Microsystems.

In the event that future operating cash flows do not meet all our cash requirements, we will need additional financing. Success in raising additional financing is dependent on the Company's ability to demonstrate that it can fulfill its business strategy to sell XML-based e-commerce solutions. Should the Company need additional financing through debt or equity placements, there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a materially adverse effect on our business, financial condition and results of operations.

Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $5,573,200 during the year ended June 30, 2002. We expect losses from operations and negative cash flow to continue for the foreseeable future since we have not yet built a sufficient sales network to support our operations. The rate at which these losses will be incurred may increase from current levels. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a materially adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the financial statements. We believe our most critical accounting policies include revenue recognition, accounting for impairment of long-lived assets, and accounting for research and development expenses.

Revenue Recognition - The Company recognizes revenue when earned, in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions and SEC Staff Accounting Bulletin 101, Interpretive Guidance on Revenue Recognition. Royalties based upon licensees' revenues or usage are recognized as licensees' revenues are earned or usage occurs. Maintenance and subscription revenue is recognized ratably over the contract period. Revenue attributable to significant undelivered elements is recognized over the contract period as elements are delivered. Revenues from fixed-price service contracts and software development contracts requiring significant production, modification, or customization are recognized using the percentage-of-completion method. Revenue from service contracts that are based on time incurred is recognized as work is performed.

Impairment of Long-Lived Assets - The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Long-lived assets such as intellectual property are recorded at cost and amortized over their estimated useful lives. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be recoverable. Should the Company determine that a long-lived asset is impaired, an impairment loss is recognized in the amount the carrying amount of the asset exceeds its fair value.

Research and Development Costs - The Company accounts for research and development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for release to customers. Judgment is required in determining when the technological feasibility of a product is established. The Company has determined that technological feasibility for its products is reached shortly before the products are released. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The new standards are effective for fiscal years beginning after December 15, 2001. Consequently, the Company will apply the new rules beginning in the first quarter of fiscal 2003. Under the new rules, goodwill, as well as intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other tangible assets will continue to be amortized over their useful lives. Currently, the Company has no intangible assets that are categorized as having indefinite lives, does not anticipate any changes in the estimated useful lives of its intangibles, and does not expect a material financial statement impact upon the adoption of SFAS No. 142.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statue, ordinance, or written or oral contract or by legal construction of a contract under the doctrine or promissory estoppel. The Company had no transactions during fiscal 2002 that would fall under the guidance of SFAS No. 143.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2001; as such, the Company will apply the new rules beginning in fiscal 2003. SFAS No. 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The Company is currently assessing the impact of SFAS No. 144 on its operating results and financial condition.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The new standard is effective for fiscal years beginning after May 15, 2002; as such, the Company will apply the new rules beginning in fiscal 2003. SFAS No. 145 rescinds or amends various standards on accounting for debt extinguishments, intangible assets of motor carriers, and certain lease transactions. Additional technical corrections were made to various APB Opinions and FASB Statements. The Company is currently assessing the impact of SFAS No. 145 on its operating results and financial condition.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The new standard is effective for exit or disposal activities initiated after December 31, 2002; as such, the Company will apply the new rules beginning in fiscal 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Exit or disposal costs that do not involve a discontinued operation shall be included in income from continuing operations, while such costs that do not involve a discontinued operation shall be included in results from discontinued operations. The Company is currently assessing the impact of SFAS No. 146 on its operating results and financial condition.

Item 7. Financial Statements

Financial statements are included herewith.

XML-Global Technologies, Inc.
and Subsidiaries

Independent Auditor's Report

and

Financial Statements

June 30, 2002 and 2001

XML-Global Technologies, Inc. and Subsidiaries
Table of Contents
June 30, 2002 and 2001
Page
Independent Auditor's Report	F-2
Consolidated Financial Statements
Balance Sheet	F-3
Statement of Operations	F-4
Statement of Stockholders' Equity	F-5
Statement of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7- F-17

Independent Auditor's Report

To the Audit Committee, Board of Directors and Stockholders
XML-Global Technologies, Inc.

We have audited the accompanying consolidated balance sheet of XML-Global Technologies, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of XML-Global Technologies, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Bellingham, WA
September 17, 2002

XML-Global Technologies, Inc. and Subsidiaries
Consolidated Balance Sheet
June 30, 2002 and 2001

ASSETS
	2002	2001
CURRENT ASSETS
Cash and cash equivalents	$ 369,617	$ 2,574,605
Investments in securities available for sale	-	980,000
Trade accounts receivable, net	203,944	185,420
Other receivable	21,617	38,701
Deferred income taxes	-	4,036
Deferred issue costs	4,004	-
Prepaid expenses	303,486	348,599
Total current assets	902,668	4,131,361
PROPERTY AND EQUIPMENT, NET	210,089	349,328
INTANGIBLE ASSETS
Intellectual property rights, net	513,758	1,165,245
Trademarks and patents, net	123,549	106,226
TOTAL ASSETS	$ 1,750,064	$ 5,752,160
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 298,612	$ 126,530
Foreign income taxes payable	193,653	167,594
Unearned revenue	527,257	12,332
Total current liabilities	1,019,522	306,456
DEFERRED INCOME TAXES	-	24,691
MINORITY INTEREST	-	100,000
	1,019,522	431,147
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value 100,000,000 shares authorized, none issued and outstanding at June 30, 2002 and 2001	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized 31,631,336 and 27,565,000 shares issued and outstanding at June, 30 2002 and 2001, respectively	3,163	2,757
Convertible stock	100,000	-
Additional paid-in capital	12,653,253	11,750,748
Accumulated other comprehensive loss	(27,969)	(7,834)
Accumulated deficit	(11,997,905)	(6,424,658)
Total stockholders' equity	730,542	5,321,013
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,750,064	$ 5,752,160

See accompanying notes to these consolidated financial statements.

XML-Global Technologies, Inc. and Subsidiaries
Consolidated Statement of Operations
For the Years Ended June 30, 2002 and 2001
	2002	2001
REVENUE	$ 888,974	$ 1,235,866
COST OF REVENUE	302,928	957,802
GROSS PROFIT	586,046	278,064
OPERATING EXPENSES
Research and development	1,723,967	1,904,445
Marketing and selling	1,121,354	963,547
Consulting	302,999	46,698
General and administrative	1,774,035	1,282,057
Stock-based compensation	20,275	24,496
Loss on write off of intellectual property - BlueStream	281,949	-
Loss on write off of intellectual property - PenOp	-	345,833
Depreciation and amortization	538,550	519,888
Total operating expenses	5,763,129	5,086,964
OPERATING LOSS	(5,177,083)	(4,808,900)
OTHER INCOME (EXPENSE)
Financing expense	(262,000)	-
Interest income	41,876	396,921
Loss on sale of assets	(3,683)	-
NET LOSS BEFORE PROVISION FOR INCOME TAXES	(5400,890)	(4,411,979)
PROVISION FOR INCOME TAXES	172,357	318,589
NET LOSS	$(5,573,247)	$ (4,730,568)
LOSS PER SHARE
Basic and Diluted	$ (0.20)	$ (0.17)

See accompanying notes to these consolidated financial statements.

XML-Global Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders' equity
For the Years Ended June 30, 2002 and 2001
	Common Stock		Convertible	Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Stock	Capital	Deficit	Income (Loss)	Total
BALANCE, June 30, 2000	27,505,000	$2,751		$11,675,258	$(1,694,090)	$ (5,089)	$9,978,830
Stock issuances in consideration of services	60,000	6	-	50,994	-	-	51,000
Stock-based compensation	-	-	-	24,496	-	-	24,496
Foreign currency translation adjustment,			-
net of $1,414 tax	-	-	-	-	-	(2,745)	(2,745)
Net loss	-	-	-	-	(4,730,568)	-	(4,730,568)

BALANCE, June 30, 2001	27,565,000	2,757	-	11,750,748	(6,424,658)	(7,834)	5,321,013
Stock issuances in consideration of services	1,650,000	165	-	498,835	-	-	499,000
Stock issuances for cash	212,300	21	-	31,615	-		31,636
Stock issuance on conversion of debt	2,200,000	220	-	351,780		-	352,000
Minority interest reclassified to convertible stock	-	-	100,000	-	-	-	100,000
Stock-based compensation	4,036	-	-	20,275	-	-	20,275
Foreign currency translation adjustment, net of $10,373 tax	-	-	-	-	-	(20,135)	(20,135)
Net loss	-	-	-	-	(5,573,247)	-	(5,573,247)
Total
BALANCE, June 30, 2002	31,631,336	$ 3,163	$ 100,000	$12,653,253	$(11,997,905)	$ (27,969)	$ 730,542

See accompanying notes to these consolidated financial statements.

XML-Global Technologies, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the Years Ended June 30, 2002 and 2001

Increase (Decrease) in Cash
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,573,247)	$ (4,730,568)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	538,550	519,888
Expenses paid through the issuance of common stock	499,000	51,000
Financing expense paid through the issuance of common stock	252,000	-
Loss on sale of assets	3,683	-
Loss on write off of Intellectual Property	281,949	345,833
Stock-based compensation	20,275	24,496
Changes in operating assets and liabilities
Trade accounts receivable	(18,524)	(168,260)
Other receivables	17,084	13,570
Prepaid expenses	45,113	(337,025)
Deferred income taxes	(20,655)	-
Trade accounts payable and accrued liabilities	172,082	32,530
Income taxes payable	26,059	185,141
Unearned revenue	514,925	12,332
Net cash used in operating activities	(3,241,706)	(4,051,063)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments available for sale	980,000	20,000
Purchases of property and equipment	(45,493)	(312,846)
Acquisition of trademarks and patents	(21,662)	(56,031)
Acquisition of intellectual property	(1,894)	(254,668)
Net cash provided by investing activities	910,951	(603,545)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred issue costs	(4,004)	-
Proceeds from note payable	100,000	-
Notes payable to former shareholder of acquired subsidiary assumed in acquisition	-	(307,000)
Issuance of capital stock, net of issue costs	31,636	-
Net cash provided by financing activities	127,632	(307,000)
EFFECT OF CHANGES IN EXCHANGE RATES	(1,865)	361
NET CHANGE IN CASH	(2,204,988)	(4,961,247)
CASH AND CASH EQUIVALENTS, beginning of year	2,574,605	7,535,852
CASH AND CASH EQUIVALENTS, end of year	$ 369,617	$ 2,574,605
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$ -	$ -
Income taxes paid	$ 156,170	$ 134,000
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Notes payable to former shareholder of acquired subsidiary assumed in acquisition	$ -	$ 307,000
Convertible stock issued for acquisition of subsidiary	$ -	$ 100,000

See accompanying notes to these consolidated financial statements.

XML-Global Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2002 and 2001

NOTE 1 - ORGANIZATION AND GOING CONCERN

Organization

The Company, which is a Colorado corporation, has two active subsidiaries, XML-Technologies, Inc. (a Nevada corporation) and XML-Global Research, Inc. (a British Columbia, Canada corporation). The Company conducts most of its business activities through these subsidiaries. During the year ended June 30, 2002, the Company also conducted business through LE Informatics, Inc. (a Delaware corporation) and Xtract Informatics Inc. (a British Columbia, Canada corporation). The Company and its subsidiaries engage in the business of developing Internet-based software applications using XML (eXtensible Markup Language). XML is an abbreviated version of SGML (Standard General Markup Language), the international standard for defining description of the structure and content of electronic documents.

Going Concern

The Company has incurred significant losses since inception. Accordingly, the Company's ability to fulfill its business strategy and to ultimately achieve profitable operations is dependent on its capacity to execute its business plan and, if necessary, obtain additional financing or explore merger opportunities.

In an effort to generate revenues sufficient to fund future operations, the Company is not only actively marketing various software applications and consulting services, but is also developing new products and forming strategic business alliances. Refer to Note 2 for a description of the Company's software licensing agreement entered into during the year. The Company's success is, however, dependent on the extent to which XML-based technologies are adopted by the business community, and there is no assurance that the Company will realize increased revenues.

In order to make best use of the Company's remaining resources, management has focused on product development in two primary areas, business-to-business information exchanges and intra-enterprise application-to-application integration software. The Company believes that the best business opportunities lie in areas related to data transformation, registry and messaging. As a result, the Company has signed a letter of intent to sell the intellectual property related to the development of GoXML DB (refer to Note 3) and no longer provides government consulting. Both activities historically had a negative impact on cash flow since the acquisition of GoXML DB.

The Company has reduced its staff to match its available resources to immediate needs. In April 2002, certain employees and officers agreed to defer compensation or take stock in lieu of cash compensation. The salary deferral, which was in effect from April 2002 through September 2002, has been recorded as an accrued liability in the financial statements as of June 30, 2002. The Company is continually evaluating its operating plan in light of prevailing market conditions, sales forecasts and personnel needs and will make those changes to its operations that are necessary to extend the life of its cash resources. To date the Company has postponed planned hires, not replaced certain staff that have left, canceled or not implemented advertising and promotional campaigns, and generally limited discretionary expenses. Where practical, the Company will continue to limit its expenditures but believes that its scale of operations for the next three to six months will be substantially similar to that in effect at June 30, 2002. It is the Company's intention to improve its liquidity by focusing on increased sales rather than by reducing expenses.

Since operating cash flows have not met all the Company's cash requirements, management is actively pursuing additional financing to fund future operations. Success in raising additional financing is dependent on the Company's ability to demonstrate that it can fulfill its business strategy to sell XML-based e-commerce solutions. The Company has begun to demonstrate the viability of the XML technology and the success of it business strategy through the signing of a long-term contract with a major reseller of software products (refer to Note 2). Additionally, subsequent to year end, the Company entered an agreement with Paradigm Millennium Fund, LP whereby the Company will issue stock and stock purchase warrants for net proceeds after offering costs of about $1,800,000 (refer to Note 13). The Company has received half this amount while the remainder of this transaction is expected to close September 30, 2002. Also subsequent to year-end, the Company has entered into a letter of intent to sell its Xtract technology and customer relationships to SysCon Justice Systems Ltd. for C$500,000 (approximately $320,000 in US dollars at current exchange rates) over five years. (refer to Note 13). Management believes that, if received, the additional funds will allow the Company to operate at its current level at least through June 2003.

The financial statements are prepared on a going concern basis. No adjustments or presentation modifications have been made for potential effects on financial position or results of operations, should the Company not be able to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of XML-Global Technologies, Inc. and its wholly-owned US and Canadian subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts - The Company considers trade accounts receivable not collected within 90 days from the date of invoice to be uncollectible. Accordingly, all trade accounts receivable that are outstanding greater than 90 days have been recorded within the allowance for doubtful accounts. Accounts receivable outstanding less than 90 days are also evaluated for potential doubtful amounts, and reserves are established accordingly. As of June 30, 2002 and 2001, the allowance for doubtful accounts was nil and $150,700, respectively.

Property and Equipment - Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years.

Intangible Assets - Intellectual property rights as of June 30, 2002, consist primarily of the rights to certain technology known as "ExpressXchg", subsequently commercialized as GoXML Transform, which were acquired in connection with the business combination with DataXchg, Inc. in the 2000 fiscal year. The recorded net value of the rights is $500,000 as of June 30, 2002. All rights are being amortized using the straight-line method over four years.

During the years ended June 30, 2002 and 2001, the Company determined that certain intellectual property would no longer provide continuing utility to the Company, as the Company has focused its development and marketing efforts on data transformation and e-business integration. Consequently, in fiscal years 2002 and 2001, the Company wrote off acquired intellectual property relating to GoXML DB (Note 3) and certain transaction authentication with net book values of $281,949 and $345,833, respectively.

Legal costs associated with obtaining and protecting trademarks and patents are capitalized and, when perfected, amortized over five years. As of June 30, 2002, two patents were perfected and amortization expense was recorded accordingly.

Valuation of Long-Lived Assets - The Company periodically reviews long-lived assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired and not recoverable. Adjustments are made if the sum of the expected future undiscounted operating cash flows is less than the carrying amount.

Revenue Recognition - The Company recognizes revenue when earned, in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions and SEC Staff Accounting Bulletin 101, Interpretive Guidance on Revenue Recognition." Royalties based upon licensees' revenues or usage are recognized as licensees' revenues are earned or usage occurs. Maintenance and subscription revenue is recognized ratably over the contract period. Revenue attributable to significant undelivered elements is recognized over the contract period as elements are delivered. Revenues from fixed-price service contracts and software development contracts requiring significant production, modification, or customization are recognized using the percentage-of-completion method. Revenue from service contracts that are based on time incurred is recognized as work is performed.

The Company entered into a software-licensing agreement under which the customer receives the exclusive right to include XML's technology in their suite of products. The term of the contract was for three years under which the Company received an up-front payment of $500,000. Annual royalty payments are based upon a percentage of sales for the customer's products for which XML's technology is embedded, however the Company will receive minimum royalty payments of $250,000 per year over the three-year period. Revenue from this contract, including the initial payment of $500,000, will be recorded ratably over the three-year period. Should the royalty payments based upon sales exceed the minimum payments on an annual basis, the Company will record those amounts as earned. The ratable amount of revenues recognized under this contract since inception of the contract through June 30, 2002 was $9,600 while actual revenues earned in the period were $20,000. The Company does not believe that it is currently probable that payments under the license agreement will exceed $250,000 for the contract year and accordingly recognized the lower amount of $9,600. These amounts are shown as unearned revenues on the consolidated balance sheet.

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

Foreign Currency Translation - All asset and liability accounts of Canadian operations are translated into US dollars at the exchange rate in effect at June 30, 2002. Revenues and expenses are translated using the average exchange rate prevailing during the period. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive income.

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

New Accounting Standards - In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Asset. The new standards are effective for fiscal years beginning after December 15, 2001. Consequently, the Company will apply the new rules beginning in the first quarter of fiscal 2003. Under the new rules, goodwill, as well as intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other tangible assets will continue to be amortized over their useful lives. Currently, the Company has no intangible assets that are categorized as having indefinite lives, does not anticipate any changes in the estimated useful lives of its intangibles, and does not expect a material financial statement impact upon the adoption of SFAS No. 142.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statue, ordinance, or written or oral contract or by legal construction of a contract under the doctrine or promissory estoppel. The Company had no transactions during fiscal 2002 that would fall under the guidance of SFAS No. 143.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2001; as such, the Company will apply the new rules beginning in fiscal 2003. SFAS No. 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The Company is currently assessing the impact of SFAS No. 144 on its operating results and financial condition.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The new standard is effective for fiscal years beginning after May 15, 2002; as such, the Company will apply the new rules beginning in fiscal 2003. SFAS No. 145 rescinds or amends various standards on accounting for debt extinguishments, intangible assets of motor carriers, and certain lease transactions. Additional technical corrections were made to various APB Opinions and FASB Statements. The Company is currently assessing the impact of SFAS No. 145 on its operating results and financial condition.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The new standard is effective for exit or disposal activities initiated after December 31, 2002; as such, the Company will apply the new rules beginning in fiscal 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Exit or disposal costs that do not involve a discontinued operation shall be included in income from continuing operations, while such costs that do not involve a discontinued operation shall be included in results from discontinued operations. The Company is currently assessing the impact of SFAS No. 146 on its operating results and financial condition.

NOTE 3 - BLUESTREAM DATABASE ACQUISITION AND DISPOSITION OF
                 INTELLECTUAL PROPERTY

On January 17, 2001, the Company, through its subsidiary, 620486 BC Ltd., acquired the issued shares of Bluestream Database Software Corp. ("Bluestream"), a British Columbia, Canada corporation. Consideration comprised $243,000 in cash and promissory notes, shares of preferred stock of 620486 BC Ltd. convertible to 100,000 shares of the Company's common stock and assumption of $82,000 in liabilities due to the shareholder of Bluestream Database Software Corp. The Company accounted for the 100,000 shares of preferred stock of 620486 BC Ltd. as minority interest in 620486 BC Ltd. The total purchase amounted to $438,300 including acquisition costs of $13,300. BlueStream had developed native XML database technology that the Company markets as GoXML™ DB. The acquisition was accounted for as a purchase transaction. Operations of Bluestream prior to the acquisition were not considered significant.

In April 2002, in order to focus its efforts, the Company decided to discontinue its development of GoXML™ DB and reorganized the capital structure of the companies holding the GoXML™ DB technology so that James Tivy, a former employee of the Company, could acquire the technology. As part of this reorganization, the Company received a combination of preferred shares and common shares in the new entity holding the intellectual property. It is planned that James Tivy will subscribe for shares in the new company and assume control. The proposed transaction closed in September 2002. In view of the uncertain market prospect for GoXML™ DB and the Company's decision to discontinue development of GoXML™ DB, the Company wrote off its investment in the intellectual property and plans to ascribe no value to the equity interest in the newly formed corporation. Additionally, the preferred shares of stock in 620486 BC Ltd. held by Mr. Tivy were reclassified from Minority Interest to the equity section to better reflect the holder's ownership interest.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2002	2001
Computer hardware	$ 367,754	$ 340,107
Computer software	75,076	66,637
Leasehold improvements	28,090	28,104
Office equipment	70,824	70,470
	541,744	505,318
Accumulated depreciation	(331,655)	(155,990)
	$ 210,089	$ 349,328

NOTE 5 - INCOME TAXES

Net income (loss) before provision for income taxes consists of the following:
	2002	2001
US operations	$ (4,948,176)	$ (4,687,497)
Canadian operations	(452,714)	275,518
	$ (5,400,890)	$ (4,411,979)

The provision for income taxes consists of the following:
	2002	2001
Current expense
Foreign	$ 193,653	$ 295,312
Deferred expense (benefit)
US	(1,585,413)	(1,727,860)
Foreign	(439,579)	(32,566)
Change in valuation allowance	2,003,696	1,783,703
	$ 172,357	$ 318,589

The total provision differs from the amount computed using US federal statutory income tax rates as follows:
	2002	2001
Net loss before provision for income taxes	$ (5,400,890)	$ (4,411,979)
US statutory rate	34%	34%
Tax benefit at statutory rate	(1,836,303)	(1,500,073)
Excess income tax expense in Canada and other	4,964	34,959
Increase in valuation allowance	2,003,696	1,783,703,
	$ 172,357	$ 318,589

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:
	2002	2001
Assets
Net operating loss carryforwards	$ 3,900,850	$ 2,199,923
Property and equipment basis and depreciation differences	143,921	-
Stock-based compensation	-	25,969
Foreign currency translation adjustment	14,982	4,036
Foreign tax credit	134,111	134,111
Unearned revenue	169,834	-
Liabilities
Property and equipment basis and depreciation differences	-	(24,691)
Valuation allowance	(4,363,698)	(2,360,003)
Net deferred tax asset (liability)	$ -	$ (20,655)

The Company has approximately $10.7 million of US net operating loss carryforwards, which will begin to expire in 2018. Uncertainty exists surrounding realization of the benefit of the loss carryforwards; and, accordingly, the Company has recorded a $4,363,698 valuation allowance to reduce deferred tax assets to an amount that will more likely than not be realized.

Under existing tax laws, undistributed earnings of foreign subsidiaries are not subject to US tax until distributed as dividends. Currently, the Company's Canadian subsidiaries have no undistributed earnings. In the event such earnings accumulate, they would be considered to be indefinitely reinvested, and no deferred income taxes would be provided on such amounts.

NOTE 6 - EARNINGS PER SHARE

The numerators and denominators of basic and diluted earnings per share are as follows:
	2002	2001
Numerator - net loss	$ (5,573,247)	$ (4,730,568)
Denominator - weighted average number of shares outstanding	27,926,765	27,520,781

As described in Note 7 and Note 8, during fiscal 2002, the Company granted stock options and warrants to purchase up to 1,963,800 shares of common stock. These shares were not included in computing diluted earnings per share because their effects were antidilutive.

NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company has 100,000,000 authorized shares of $0.01 par value preferred stock. The Board of Directors may authorize issuance of any number of shares in series and assign specific rights and preferences to each series without limitation. As of June 30, 2002 and 2001, no shares have been issued.

Common Stock and Stock Warrants

The Company has a single class of $0.0001 par value common stock. Authorized shares total 500 million. At June 30, 2002 and 2001, the Company had 31.6 million and 27.6 million shares issued, or committed to be issued, and outstanding respectively.

During fiscal 2001 and 2002, the Company entered into the equity transactions described below. All issuances are exempt from registration in reliance on Rule 506 of Regulation D or Section 4(2) of the Securities Act of 1933.
1)

On October 2, 2000, the Board of Directors approved a revision to the 2,330,000 warrants issued in August 1999. The warrants were originally exercisable to purchase stock at $4.00 per share of common stock until February 2000 and thereafter at $6.00 per share. In February 2000, the Company extended the $4.00 exercise price until December 2000, and in October 2000, the $4.00 exercise price was again extended until June 2001. On March 9, 2001, the Board of Directors approved a further revision to these warrants to reflect an adjustment of the exercise price to $2.00, until September 30, 2001. These warrants have now expired.

2)

On October 4, 2000, the Board of Directors approved a revision to the 4,625,000 warrants issued in April and May 2000. The warrants were originally exercisable to purchase stock at $4.00 per share of common stock until October 2000 and thereafter at $6.00 per share. The Company extended the $4.00 exercise price until March 31, 2001. On March 9, 2001, the Board of Directors approved a further revision to these warrants to reflect an adjustment of the exercise price to $2.00, until September 30, 2001. On September 28, 2001, the Board of Directors approved a further extension of these warrants until April 6, 2002. These warrants have now expired.

3)

Effective March 26, 2001, the Company issued 60,000 shares to MarketByte, LLC, in consideration of its services to the Company. The services were valued based on the fair market value of the stock of $0.85 per share. On March 9, 2001, the Board of Directors approved the issuance of 60,000 warrants to purchase shares of common stock in connection with the services provided by MarketByte, LLC at an exercise price of $2.00 per share on or before May 2, 2001. These warrants have now expired. This stock was issued with a restrictive 144 legend.

4)

On February 18, 2002, a former employee exercised his vested stock options in a cashless exercise. The stock was trading at a price of $0.41 per share, and his exercise prices ranged from $0.26 to $0.40 per share, resulting in an issuance of 4,036 shares and stock-based compensation expense of $1,275.

5)

Effective February 20, 2002, the Company issued 100,000 shares of common stock to Joshua Sall and 100,000 shares of common stock to Consensus Investments Limited in consideration of services provided to the Company. The services were valued based on the fair market value of the stock of $0.39 per share.

6)

Effective February 25, March 1 and March 14, 2002, the Company entered into agreements with Brown and Lampe Wertpapier Vermittlungsgesellschaft mbH which provided that Browne and Lampe would introduce purchases of up to 3,000,000 units (each unit comprising one share of common stock offered under the provisions of Regulation S and one share purchase warrant) in stages. The first stage provided for the issuance of up to 1,000,000 units at a discount of 30% to the prevailing trading price with a minimum of $0.20 per unit and the warrant price set at $0.60. Subsequent to entering into this agreement, the Company's stock price dropped and the Company agreed to issue units at $0.135 plus a half warrant at $0.60. As of June 30, 2002, the Company has issued 212,300 units at prices between $0.135 and $0.196 per share, and 197,400 warrants exercisable at $0.60. The net proceeds received from this agreement at June 30, 2002 are $31,600. In July 2002, the Company issued a further 69,000 shares of common stock to Huntleigh at $0.12 per share for net proceeds of $8,452. The Company does not plan to issue any more stock further to this agreement. Neither Browne and Lampe, nor its US agent, Huntleigh Securities Corporation, is a related party to XML Global. In conjunction with the Brown & Lampe financing, the Company commenced trading on the Frankfurt Stock Exchange in March 2002. Trading to date has not been significant.

7)

Effective May 3, 2002, the Company issued 1,000,000 shares of common stock to MarketByte, LLC, in consideration of its services to the Company. The services were valued based on the fair market value of the stock of $0.30 per share.

8)

Effective May 3 and May 23, 2002, the Company issued 250,000 and 200,000 shares of common stock respectively to Privet Financial, LLC, in consideration of its services to the Company. The services were valued based on the fair market value of the stock of $0.30 and $0.23 per share.

9)

On June 10, 2002, the Company entered into a short-term note payable with a third party individual. The note payable contained a conversion feature allowing the individual to convert the outstanding balance due, plus a 10% financing fee, into the Company's common stock at any time at $0.05 per share. Effective June 25, 2002, in accordance with the terms of the note payable, the individual exercised the conversion feature, and the Company committed to issue 2,200,000 shares of common stock.

The Company provided the conversion feature at a significant discount. As this note payable and stock conversion constituted a financing transaction, finance expense of $252,000 has been recorded for the year ending June 30, 2002, which represents the amount that the estimated fair value of the shares at the date of conversion exceeded the conversion price of $0.05.

Convertible Stock

As part of the acquisition of Bluestream Database Software Corp. (refer to Note 3), 620486 BC Ltd., a wholly-owned subsidiary of the Company, issued 100,000 shares of stock that is convertible to shares of the Company's common stock at the option of the holder. The Company originally accounted for the 100,000 shares of convertible stock of 620486 BC Ltd. as a minority interest in 620486 BC Ltd. Subsequently, the Company entered into an agreement to allow Mr. James Tivy to acquire the intellectual property of Bluestream Database Software Corp.; however, Mr. Tivy maintains ownership and conversion rights of the 100,000 shares of stock. Accordingly, the convertible shares of stock held by Mr. Tivy were reclassified from Minority Interest to the equity section to better reflect the holder's ownership interest.

Stock Awards to Officers and Employees

The Company has agreed to issue up to 1,412,800 shares of common stock to officers and employees as bonus compensation or in lieu of cash payments otherwise due. The payments relating to time release bonuses and compensation in lieu of cash are dependent on continued employment with the Company. The performance-based bonuses are contingent on sales staff meeting specific sales objectives.
	Time Release Bonus	Compensation in Lieu of Cash	Performance-Based Bonus	Total Shares
June 30, 2002	270,000	41,400	-	311,400
September 30, 2002	220,000	41,400	200,000	461,400
December 31, 2002	-	-	200,000	200,000
March 31, 2003	140,000	-	300,000	440,000
Total Shares	630,000	82,800	700,000	1,412,800

At June 30, 2002, the Company had accrued $64,893 in respect of the stock issuance obligation as none of the stock had been issued.

NOTE 8 - 1999 STOCK PLAN

On October 19, 1999, the Company adopted a stock incentive plan (the "1999 Stock Plan") to provide incentives to employees, directors and consultants. At the Company's annual general meeting, held May 14, 2001, the Company's shareholders approved an increase in the number of options under the 1999 Stock Plan from 4,000,000 to 6,000,000. Accordingly the Company has reserved a total of 6,000,000 shares of Common Stock for issuance with the maximum term of options being ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. As of June 30, 2002, the Company has granted 5,207,300 options to employees, directors and consultants, 1,139,500 of which have been forfeited and 22,500 of which have been exercised. The options have a seven-year term and typically vest over three years. At June 30, 2002, 792,700 options remain available for future issuance.

On September 5, 2001, the Company's Board of Directors approved a reduction in the exercise price of substantially all options granted prior to that date. Stock options granted at prices between $0.37 and $3.00 were repriced to between $0.35 and $1.50. The trading price at that date was $0.31 per share. The reduction in the exercise price of these options will have two effects on the Company's results of operations:
*

The Company has recognized a one-time expense of $19,000 relating to the increase in the fair value of options granted to contractors and non-elected advisory board members for which an expense was recognized in prior periods.

*

Option awards to employees and directors, for which no expense was previously recognized, are now subject to variable accounting from the date of the modification. As a result, the excess of the Company's stock price over the option exercise price, as determined from time to time, will be expensed over the then remaining life of the options. Since the Company's stock price at June 30, 2002 was less than the exercise price of the options, there was no expense adjustment required in the current period.

A summary of the status of the Plan during fiscal 2002, with comparative figures for fiscal 2001, is as follows:
	2002		2001
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Options outstanding, beginning of the year	3,173,000	$ 1.04	1,140,000	$ 1.00
Granted	1,765,800	$ 0.24	2,301,500	$ 1.00
Exercised	(22,500)	0.33	-	-
Forfeited	(871,000)	0.35	(268,500)	0.98
Options outstanding, end of the year	4,045,300	$ 0.31	3,173,000	$ 1.04
Options exercisable at June 30	2,552,150	$ 0.37	1,915,700	$ 1.00

A summary of stock options outstanding at June 30, 2002 follows:
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.17 - $0.20	1,185,000	6.97 years	$0.18	25,000	$0.17
$0.21 - $0.30	21,000	6.62 years	$0.27	3,750	$0.26
$0.31 - $0.40	2,789,300	5.22 years	$0.35	2,473,400	$0.35
$0.41 - $1.00	25,000	5.21 years	$1.00	25,000	$1.00
$1.01 - $1.50	25,000	5.21 years	$1.50	25,000	$1.50
	4,045,300			2,552,150

The Company applies the provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock-based awards. Accordingly, costs for employee stock options or issuance of shares is measured as the excess, if any, of the fair value of the Company's common stock at the measurement date over the amount the employee must pay to acquire the stock. The cost for the issuance of options to non-employees is based on the fair value of the options granted at the date the services were performed using the Black-Scholes option pricing model. The fair value of options granted to consultants recognized during fiscal 2002 was $19,000, compared to $20,496 in the prior year.

SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of the pro forma effect of applying the fair value method of accounting for stock options issued to employees. The Company uses the Black-Scholes option-pricing model to compute estimated fair value, based on the following assumptions:
Risk-free interest rate	5.7%
Dividend yield rate	-%
Price volatility	159%
Weighted average expected life of options	3 years

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

The pro forma effect of applying the fair value method of accounting for options issued to employees and directors results in a $225,200 and a $567,600 increase in net loss and a $0.01 and a $0.02 increase in net loss per share for the years ended June 30, 2002 and 2001, respectively.

NOTE 9 - CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, securities available for sale, and trade accounts receivable. The Company places its temporary cash investments with major US and Canadian banks and a US brokerage firm. Cash deposited with US banks is insured up to $100,000. Cash deposited with Canadian banks are insured up to C$60,000. Securities, mutual funds, and other investments maintained with a US brokerage firm are insured up to certain limits. The Company's investments may exceed these limits at times.

The Company extends credit to customers based on evaluation of customers' financial condition and credit history. Collateral is generally not required. Customers include US, Canadian, and European entities engaged in e-commerce and software development.

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
	2002		2001
		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets
United States	$ 741,964	$ 38,170	$ 272,353	$ 50,642
Canada	102,810	171,919	28,713	298,686
Korea	-	-	934,800	-
Europe	44,200	-	-	-
Consolidated totals	$ 888,974	$ 210,089	$1,235,866	$ 349,328

Major Customers

The Company's major customers during the 2002 fiscal year were Information Builders Inc. and Engineering, Management & Integration Inc. The revenue earned from these customers accounted for 70% of the Company's total revenue. In fiscal year 2001, 87% of the Company's total revenue was earned from two customers, B2B Internet, Inc. and Engineering, Management & Integration, Inc.

NOTE 12 - LEASE COMMITMENT

The Company leases its Vancouver, British Columbia operating facility. The lease commenced on June 1, 2000 and runs for five years. The lease agreement requires that the Company pay its proportional share of operating costs and property taxes.

In September 2000, the Company entered into a lease agreement for additional space in the same building as described above. This lease commenced on December 1, 2000 and runs for four years and six months. The monthly lease payments are $800, however, the facility was provided at no charge for the first four months of the lease. The lease agreement also requires that the Company pay its proportional share of operating costs and property taxes.

Effective January 2001, the Company entered into a lease agreement for office space in New York City. The lease commenced on February 1, 2001 and has a term of 23 months. The monthly lease payments are $7,933. The Company was required to deposit $198,000 into an interest-bearing trust account from which the monthly lease payments are drawn. The lease agreement also requires that the Company pay its proportional share of operating costs and property taxes.

Future minimum lease payments required under the leases, excluding the Company's share of operating costs and property taxes, are as follows:
Year Ending June 30,
2003	$ 118,740
2004	71,140
2005	65,210
$ 255,090

The effects of scheduled rent increases and "rent holidays" are recognized on a straight-line basis over the respective lease terms. During 2002 and 2001, rent expense was $233,900 and $161,500, respectively.

NOTE 13 - SUBSEQUENT EVENTS

Paradigm Millennium Fund, LP and Vertaport, Inc.

As part of a series of related transactions with Paradigm Millennium Fund, LP (Paradigm), a Delaware limited partnership, the Company will issue stock and warrants to Paradigm in exchange for cash and intellectual property. The transaction will be completed in three stages.

1.

On August 23, 2002, Paradigm purchased 5,000,000 shares of Common Stock and Class A Warrants exercisable to purchase an additional 3,000,000 shares of Common Stock, for an aggregate gross purchase price of $1,000,000. Subtracted from this amount was a placement agent's fee and non-accountable expense allowance of $85,000.

2.

Upon delivery of a legal opinion related to the intellectual property described in item 3 below, but in no event later than September 30, 2002, Paradigm is to purchase an additional 5,000,000 shares of Common Stock and Class A Warrants exercisable to purchase an additional 3,000,000 shares of Common Stock, for an aggregate purchase price of $1,000,000. Subtracted from this amount will be a placement agent's fee and non-accountable expense allowance in the amount of $85,000.

3.

On August 23, 2002, the Company also purchased certain intangible assets from Vertaport, Inc. including technology, software, documentation, contracts and licenses. In particular the Company acquired Vertaport's XML-based VertaCom™ platform which allows clients to universally translate, transform, and transmit data from multiple sources as well as take advantage of extensive data management reporting and administration tools. Vertaport's VertaCom technology is complementary with the Company's XML middleware products. At the date of acquisition, VertaCom was not a commercially viable product without further development. Consequently the purchase price of 7,000,000 shares of Common Stock, Class A Warrants exercisable to purchase an additional 7,000,000 share of Common Stock at $0.50 per share and Class B Warrants exercisable to purchase an additional 2,500,000 shares of Common Stock at $1.00 per share will be recorded as In-Process Research and Development upon consummation of the transaction. Based upon the estimated fair value of the common stock and warrants, we estimate a charge to earnings of approximately $2.9 million.

As part of this transaction, Vertaport, Inc. is to provide the Company with a legal opinion confirming the validity and enforceability of its technological assets, intellectual property rights and trade secrets and the legal capacity of Vertaport, Inc. to convey such rights and assets free and clear of liens or claims of third parties. Additionally, Paradigm Group LLP (an Illinois limited liability partnership) has agreed to indemnify the Company against any shortcomings in the legal opinion to be provided by Vertaport, Inc.

The Class A Warrants provide for the purchase of up to 13,000,000 shares of the Company's common stock at an exercise price of $0.50 per share until December 31, 2005. We estimate that legal fees and other financing costs will be approximately $30,000 for aggregate net proceeds of $1,800,000.We have agreed to undertake reasonable efforts to register shares of Common Stock and the shares underlying the Class A Warrants by October 23, 2002. Paradigm has agreed not to dispose of Securities (shares of common stock or warrants) for the 90 day period following the effective date of the Registration Statement, and thereafter not to dispose of more than 25% of all of the Securities during each 90-day period, determined without accumulation.

Xtract Technology

On August 14, 2002, the Company entered into a letter of intent to sell the Xtract technology to Syscon Justice Systems Ltd. (a Canadian company) for two cash installments aggregating $160,000 plus royalties of at least C$50,000 annually in each of the next five years, depending on Syscon's sales of Xtract. Total payments over the five-year life of the contract are to be between C$500,000 and C$800,000 ($320,000 and $510,000 in US dollars respectively, at current exchange rates) depending on SysCon's sales volume. This transaction had not closed at the date of these financial statements.

Item 8.  Changes In and Disagreements With Accountants on Accounting and
              Financial Disclosure.

During our two most recent fiscal years and any later interim period, we did not dismiss our principal independent accountant. Our principal account was the principal accountant of all significant subsidiaries. There have been no disagreements with our accountants on accounting and financial disclosure matters.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Our executive officers, key employees and outside Directors and their respective ages and positions are set forth below:

Name	Age	Position
Peter Shandro	58	Chairman of the Board, Chief Executive Officer and Director
Lawell Kiing	36	Chief Technical Office and VP Engineering
Simon Anderson	41	Chief Financial Officer and Director
Laurie Horvath	27	Controller and Principal Accounting Officer
John McAughtry	56	President
Gordon Ebanks	41	Senior Vice President Sales
Duane Nickull	38	VP Strategic Relationships and Chief Evangelist
Matt MacKenzie	25	Vice President and Chief Software Architect
David Webber	48	Vice President Business Development and Director
Dick Hardt	41	Director

Peter Shandro has been our CEO and a Director since June 1999, and was our President from June 2000 to June 2002. He was an initial founder of XML Technologies, Inc., the Nevada corporation, and supervised its reorganization with the Company in August 1999. Since 1992, through his privately owned companies, Noram Capital Partners and Wes-Sport Holdings, Ltd., he has arranged private debt and equity as well as bank financing for both public and private companies. Mr. Shandro is also a partner in Production Finance, Inc., a merchant trade finance company specializing in financing companies in the leisure and lifestyle products industry. From 1982 to 1991, he provided management and marketing services for Noram Recreation, Ltd., a company engaged in the development, financing and operation of eight aquatic recreation businesses.

John McAughtry has been our President since June 2002. In his most recent position Mr. McAughtry was Chief Operating Officer and Vice President of Worldwide Sales for Software911 Inc. from June 2000 until July 2001. From April 1999 until March 2000, Mr. McAughtry was VP of Worldwide Sales for A3 Solutions Inc., a private corporate planning and analytics software and professional services company, where he repositioned the sales organization to focus on large accounts selling into key verticals. Before that, from June 1997 to January 1999, he was VP of Business Development at Constellar Corporation, an Enterprise Application Integration software company that was acquired by DataMirror Corporation. Mr. McAughtry has an MBA from the Cranfield School of Management in the United Kingdom.

Gordon Ebanks has been our Senior Vice President of Sales since November 2000. He previously served as Founder, President and Chief Operating Officer of Performance Wave from 1997 to 1999. In less than eighteen months, Performance Wave overcame deeply entrenched competition to make the proprietary suite of Java-based products an industry standard before the company was sold for a substantial profit to the Gelco Information Network. From 1989 to 1997, prior to the April 1997 acquisition by Procter and Gamble, Mr. Ebanks was Chief Information Officer of Tambrands, a global consumer goods company, where he was responsible for developing and executing the company's global Internet strategy. Prior to joining Tambrands, Mr. Ebanks spent four years as group systems manager at Mobil Oil, and from 1981 to 1983 he worked in IBM's logistics group. Mr. Ebanks is a graduate of South Bank University in London, England, earning a bachelor degree in both computer science and mathematics, as well as an executive MBA in finance.

Simon Anderson has been Chief Financial Officer and Director since June 1999. Mr. Anderson has also been a 50% owner and Vice President of MCSI Consulting Services Inc. from 1996 to present, to which he devotes about half of his time and attention, since April 2001. In connection with his MCSI Consulting Services Inc. duties, he has been Chief Financial Officer of HealthMetrx, Inc. a Vancouver-based health informatics company. Mr. Anderson is both a Chartered Accountant and a Chartered Business Valuator and from 1994 to 1996 was a partner with BDO Dunwoody, an international accounting and consulting firm, where he specialized in mergers, acquisitions and valuations. From 1999 to the present, he has been a director of mv Video, a Vancouver-based post production facility. From 1999 to 2000 he was Treasurer of MC2 Learning Systems, Inc. He was also a director of Tradewind Communications, Ltd. from March 1997 to June 1999 and a director of Flexemessaging.com, Inc. from March 1999 to June 1999. Mr. Anderson received a Bachelor of Commerce in Accounting and Management Information Systems from the University of British Columbia in May 1983 and was admitted as a member of the Institute of Chartered Accountants in British Columbia in 1986. He is also a member of the Canadian Institute of Charter Business Valuators.

Duane Nickull has been our VP Strategic Relationships and Chief Evangelist since May 2002. Prior to this position, Mr. Nickull was our President from August 1999 to June 2000 and our Chief Technology Officer from June 2000 to May 2002. He was also a Director of the Company from August 1999 until June 4, 2002, at which date he resigned. He has worked with computers for 19 years and is a certified level 2 HTML Designer with application skills in Javascript and DHTML. Prior to helping form and organize XML, from 1986 to 1999 he was President of Nickull-Dowdall Sales, Ltd., a cosmetics manufacturer.

Lawell Kiing has been our Chief Technical Officer and Vice President Engineering since May 2002. Previously, he was our Vice President of Software Development and Services from March 2001 to May 2002. Mr. Kiing was previously a software developer with IBM Canada Ltd. and has more than 11 years experience with software development. He received his Bachelor of Science from the University of British Columbia in 1988.

Matthew MacKenzie has been our Vice President and Chief Software Architect since May 2002. Previously, he was our Vice President of Research and Development from August 1999 until May 2002. Mr. MacKenzie attended the University of New Brunswick from September 1996 to April 1999, majoring in Sociology.

David R.R.. Webber has been a Vice President of DataXchg and our Vice President of Business Development and a Director since October 1999. Mr. Webber is co-founder of the XML/EDI Group, a consortium which provides technical support to the advancement of XML/EDI technologies as an emerging worldwide standard. In January 1999, he founded Gnosis, Inc., a computer consulting firm which he continues to serve as President. From January 1997 to January 1999, he was a Senior Engineer with Elumen Solutions, a health care management information systems firm. From September 1994 to January 1997, he was Project Manager for LNK Corporation, an information technology research firm. From March 1994 to September 1994, he was an EDI specialist with DynCorpViar. Mr. Webber has a degree in Physics with Computing from the University of Kent at Canterbury in the United Kingdom, which he received in 1976.

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

Dick Hardt has been a director of the Company since October 2000 and is a founder of ActiveState Tool Corp and its CEO from formation until August 2002. Mr. Hardt is a founder of several business ventures and has been active in commercial software development since 1986 when he left the University of British Columbia to work at Consumers Software. He later joined Paradigm Development, which performed software consulting for firms such as Aldus, Adobe and Microsoft. In 1993, Mr. Hardt connected Paradigm to the Internet and founded Hip Communications Inc. which was a web development and hosting companies based in western Canada. He subsequently sold Hip Communications Inc. and then co-founded ActiveState Tool Corp. with O'Reilly and Associates in 1997. ActiveState Tool Corp. provides open language-based software, services, and resources, with solutions for cross-platform and Web services development and server-side email management.

No family relationship exists between any of our directors or executive officers.

Our directors each serve for a term of one year and are elected at each annual meeting of our shareholders.

Meetings and Committees of the Board of Directors

       a.     Meetings of the Board of Directors

       During the fiscal year ended June 30, 2002, the Board of Directors held twelve meetings, including regularly scheduled and special meetings. Peter Shandro attended 88% of the Board meetings, Simon Anderson attended 100% of the Board meetings, Duane Nickull attended 75% of the Board meetings, David Webber attended 38% of the Board meetings, and Dick Hardt attended all of the Board meetings during the part of the fiscal year that he was a Director. Outside Directors were reimbursed their expenses associated with attendance at such meetings or otherwise incurred in connection with the discharge of their duties as a Director. Directors receive a grant of options to purchase 125,000 shares of common stock at the date of their appointment and receive an additional grant of options to purchase 25,000 shares of common stock annually on the anniversary date of their appointment, as long as they continue to serve as directors. Non-executive directors receive a $520 fee for each meeting that they attend.

       b.      Committees

       The board appoints committees to help carry out its duties. In particular, board committees work on key issues in greater detail than would be possible at full board meetings. Each committee reviews the results of its meetings with the full board.

       During the fiscal year ended June 30, 2001, the Board established the following committees:

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

       The audit committee met on one occasion during fiscal 2001, which meeting was attended by all of its members. During the fiscal year ended June 30, 2002, this committee met one time, which meetings were attended by all of its members. The committee is responsible for accounting and internal control matters. The audit committee:
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

Compensation Advisory Committee

       The compensation advisory committee is currently composed of the following directors:

Dick Hardt
Peter Shandro (ex officio)

       Our chief executive officer, Peter Shandro, serves as an ex officio member of the compensation advisory committee. The compensation advisory committee met on one occasion during fiscal 2001, which meeting was attended by all of its members. During the fiscal year ended June 30, 2002, this committee met two times, which meetings were attended by all of its members. The compensation advisory committee:
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
TABLE 1
SUMMARY COMPENSATION TABLE
					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Options/ SARs(#)	LTIP Payouts ($)	All Other Compensa- tion ($)
P. Shandro, CEO	2002	96,400	-0-	-0-	2,679	25,000	-0-	-0-
	2001	95,136	-0-	-0-	-0-	25,000	-0-	-0-
G. Ebanks, Exec. VP Sales	2002	137,500	-0-	-0-	9,000	-0-	-0-	-0-
	2001	100,000	-0-	-0-	-0-	750,000	-0-	-0-

AGGREGATED OPTION EXERCISES IN THE YEAR ENDED JUNE 30, 2002 AND JUNE 30, 2001 OPTION VALUES

The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers at June 30, 2002. No options were exercised during the year ended June 30, 2002.
	Number of Securities Underlying Unexercised Options at June 30, 2002		Value of Unexercised in the Money Options at June 30, 2002
	Exercisable	Unexercisable	Exercisable	Unexercisable
Peter Shandro	175,000	-	$ -	$ -
Gordon Ebanks	750,000	-	$ -	$ -
1.

Options are in the money if the market value of the shares covered thereby is greater than the option exercise price. This calculation is based on the estimated fair market value of the common stock at June 30, 2002, of $0.18 per share, less the exercise price.

Employment agreements

We have written employment agreements with Messrs. Shandro, McAughtry and Ebanks.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information with respect to beneficial ownership of our common stock at June 30, 2002 by each person who beneficially owns more than 5% of the common stock; by each of our executive officers named in the Management section; by each of our Directors; and by all executive officers and Directors as a group. Unless otherwise indicated, we believe all persons in the table have sole voting and investment power for all shares beneficially owned by them. (1)
Name and Address of Beneficial Owner (3)	Number of Shares Of Common Stock Beneficially Owned (4)	Percentage of Outstanding Shares Owned Current (as of 9/24/02) (2)
Duane Nickull	1,520,100		3.5%
Peter Shandro	959,400		2.2%
Simon Anderson	414,200		0.9%
David Webber	1,175,000		2.7%
Dick Hardt	150,000		0.3%
Lawell Kiing	80,000		0.2%
Gordon Ebanks	750,000		1.7%
Matt MacKenzie	1,172,100		2.7%
XMLFund, LLC 777 108th Avenue, N.E., Suite 1800 Bellevue, WA 98004	2,525,000	(5)	5.7%
All Officers and Directors as a Group (9 persons)	6,220,800		14.2%

_________________
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

(2)

The percentages shown are calculated based upon 43,942,736 shares of common stock outstanding on September 24, 2002. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of September 24, 2002 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)	Unless otherwise stated, the beneficial owner's address is Suite 9 - 1818 Cornwall Avenue, Vancouver, BC, V6J 1C7 Canada.
(4)

We have granted options to purchase shares of our common stock to our executive officers. Mr. Nickull was granted options to purchase 175,000 shares, Mr. Shandro was granted options to purchase 175,000, Mr. Anderson was granted options to purchase 175,000 shares, Mr. David Webber was granted options to purchase 175,000 shares, Mr. Dick Hardt was granted options to purchase 150,000 shares, Mr. Kiing was granted options to purchase 195,000 shares (of which 160,000 will vest within 60 days of September 24, 2002), Mr. McAughtry was granted options to purchase 1,000,000 shares (of which none will vest within 60 days of June 30, 2002), and Mr. MacKenzie was granted options to purchase 125,000 shares. In addition, Messrs. Shandro and Anderson were entitled to receive a further 25,000 options each within 60 days of June 30, 2002 in connection with their services as directors. The number of shares of common stock shown on the foregoing table as being beneficially owned by each of these persons includes the shares of common stock underlying these options.

(5)	Includes Warrants to purchase 500,000 shares of common stock at an exercise price of $2.00 per share exercisable until January 13, 2003.

Item 12. Certain Relationships and Related Transactions.

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

XMLFund

In January 2000, we sold to XMLFund a total of 500,000 Units of our securities at a price of $2.00 per Unit, for a total cash consideration of $1,000,000. Each Unit consisted of two shares of our common stock, one Warrant exercisable for three years to purchase an additional share of common stock at an exercise price of $2.00 per share, and a second Warrant exercisable for 60 days to purchase an additional share of our common stock at an exercise price of $.07 per share. In March 2000, XMLFund exercised warrants to purchase 500,000 shares of our common stock at an exercise price of $.07 per share. The managing partner of XMLFund, David Pool, agreed to become a member of our Board of Directors subject to our obtaining directors and officers' liability insurance. In addition, XMLFund was granted a limited preemptive right on certain future financings that we may undertake. By virtue of this limited preemptive right, XMLFund purchased in April 2000 100,000 units at a price of $1.00 per unit, each unit consisting of one share of our common stock and one warrant exercisable until December 31, 2000 to purchase an additional share of common stock at an exercise price of $4.00 per share. Further, pursuant to the preemptive right, in April 2000 XMLFund purchased 8.5 units at a price of $75,000 per unit, each unit consisting of 50,000 shares of our common stock and warrants exercisable to purchase an additional 50,000 shares of our common stock for 18 months at an initial exercise price of $4.00 per share. The life of the warrants associated with the 8.5 units was subsequently extended to September 30, 2001 and the exercise price reduced to $2.00 per share. The warrants associated with the 8.5 units have now expired. The preemptive right will terminate upon our completion of an initial public offering.

Item 13. Exhibits and Reports on Form 8-K.

      (a)     Exhibits:
Exhibit No.		Title
*	3.1	Articles of Incorporation dated June 11, 1991
***	3.2	Articles of Amendment to Articles of Incorporation dated October 19, 1999
*	3.3	Bylaws
***	4.1	Specimen Common Stock Certificate
***	4.2	Specimen Warrant Certificate
***	4.3	1999 Equity Incentive Plan
***	5.0	Opinion of Neuman & Drennen, LLC
**	10.1	Agreement and Plan of Reorganization dated as of August 27, 1999
***	10.2	Purchase Agreement between International Capital Funding, Inc. and Jonathan Cohen dated September 1, 1999
***	10.3	Registration Rights Agreement between International Capital Funding, Inc. and Jonathan Cohen dated September 1, 1999
***	10.4	Joint Venture Technology Agreement between XML - Global Technologies, Inc., Gnosis, Inc. and David R. R. Webber dated as of November 18, 1999
***	10.5	Consulting Agreement between Data Xchg, Inc. and David Webber
***	10.6	License Agreement between Data Xchg, Inc. and XML - Global Technologies, Inc.
***	10.7	Pre-Incorporation Agreement between XML - Global Technologies, Inc. and David Webber
***	10.8	Form of Lock-up and Vesting Agreement
***	10.9	Securities Purchase Agreement between XML - Global Technologies, Inc. and XML Fund, LLC dated January 13, 2000
***	10.10	Securities Purchase Agreement between XML - Global Technologies, Inc. and XML Fund, LLC dated April 5, 2000
***	10.11	Securities Purchase Agreement between XML - Global Technologies, Inc. and the Tomasovich Family Trust
***	10.12	Securities Purchase Agreement between XML - Global Technologies, Inc. and Tomasovich Family Trust
***	10.13	Unit Purchase Option Agreement between XML - Global Technologies, Inc. and Westminster Securities Corp.
***	10.14	Commercial Lease with Radical Entertainment Ltd. dated May 5, 1999
***	10.15	Software Development and License Agreement between B2Binternet, Inc. and XML - Global Technologies, Inc. dated June 12, 2000
***	10.16	Letter Agreement between PenOp, Limited and XML - Global Technologies, Inc. dated June 1, 2000
****	10.17	Agreement to Exchange Stock dated June 28, 2000 with David Webber
*****	10.18	Employment Agreement dated as of October 16, 2000 between XML - Global Technologies, Inc. and Gordon Ebanks
	10.19	Employment Agreement dated as of July 26, 2001 between XML-Global Technologies, Inc., XML-Global Research, Inc. and Peter Shandro
	10.20	Addendum dated May 17, 2002 to the Employment Agreement dated as October 16, 2002 between XML-Global Technologies, Inc. and Gordon Ebanks
	10.21	Employment Agreement dated as of June 10, 2002 between XML-Global Technologies, Inc., XML-Global Research, Inc. and John McAughtry
	10.22	Software licensing and support agreement dated as of June 14, 2002 between XML Technologies, Inc. and Iway Software Company, an Information Builders Company
***	22.0	List of Subsidiaries

_________________
*	Incorporated by reference from the Registration Statement on Form 10-SB filed with the Commission on November 18, 1997
**	Incorporated by referenced from the Current Report on Form 8-K which was filed with the Commission on September 8, 1999
***	Incorporated by reference from the Registration Statement on Form SB-2 which was filed with the Commission on October 3, 2000
****	Incorporated by reference from the Current Report on Form 8K which was filed with the Commission on June 30, 2000.
*****	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended June 30, 2001, which was filed with the Commission on September 28, 2001.
(b)	Reports on Form 8-K
	(1)	Current Report on Form 8-K dated August 23, 2002, Item 2: Acquisition of Assets and Item 5. Other Events

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
XML-Global Technologies, Inc.
Date: September 30, 2002	By:/s/ Peter Shandro Peter Shandro, CEO and Chief Executive Officer

        In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Position	Date
/s/ Peter Shandro Peter Shandro	Chairman of the Board, Chief Executive Officer	9/30/02
/s/ Simon Anderson Simon Anderson	Director, Chief Financial Officer	9/30/02
/s/ Dick Hardt Dick Hardt	Director	9/30/02
/s/ David Webber David Webber	Director, Vice President Business Development	9/30/02

CERTIFICATION

       I, Peter Shandro, certify that:
1.	I have reviewed this annual report on Form 10-KSB of XML - Global Technologies, Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date:     September 30, 2002

 /s/ Peter Shandro
Peter Shandro, Chief Executive Officer

CERTIFICATION

       I, Simon Anderson, certify that:
1.	I have reviewed this annual report on Form 10-KSB of XML - Global Technologies, Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date:     September 30, 2002

 /s/ Simon Anderson
Simon Anderson, Principal Financial Officer