Form 10KSB/A
period 2002-06-30
XML GLOBAL TECHNOLOGIES INC
filed 2002-10-04
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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


1.

On August 23, 2002, Paradigm purchased 5,000,000 shares of Common Stock and Class A Warrants exercisable to purchase an additional 3,000,000 shares of Common Stock, for an aggregate gross purchase price of $1,000,000. Subtracted from this amount was a placement agent's fee and non-accountable expense allowance of $85,000.

2.

Upon delivery of a legal opinion related to the intellectual property described in item 3 below, but in no event later than September 30, 2002, Paradigm agreed to purchase an additional 5,000,000 shares of Common Stock and Class A Warrants exercisable to purchase an additional 3,000,000 shares of Common Stock, for an aggregate purchase price of $1,000,000. Subtracted from this amount will be a placement agent's fee and non-accountable expense allowance in the amount of $85,000. On October 1, 2002, Paradigm delivered an additional $300,000 and requested an extension of 30 days to fund the remaining balance of $615,000.

3.

On August 23, 2002, we also agreed to purchase certain intangible assets from Vertaport, Inc. including technology, software, documentation, contracts and licenses. In particular we agreed to acquire Vertaport's XML-based VertaCom™ platform which allows clients to universally translate, transform, and transmit data from multiple sources as well as take advantage of extensive data management reporting and administration tools. Vertaport's VertaCom technology is complementary with our XML middleware products. At the date of agreement, VertaCom was not a commercially viable product without further development. Consequently the purchase price of 7,000,000 shares of Common Stock, Class A Warrants exercisable to purchase an additional 7,000,000 share of Common Stock at $0.50 per share and Class B Warrants exercisable to purchase an additional 2,500,000 shares of Common Stock at $1.00 per share will be recorded as In-Process Research and Development upon consummation of the transaction. Based upon the estimated fair value of the common stock and warrants, we estimate a charge to earnings of approximately $2.9 million.

As part of this transaction, Vertaport, Inc. is to provide us with a legal opinion confirming the validity and enforceability of its technological assets, intellectual property rights and trade secrets and the legal capacity of Vertaport, Inc. to convey such rights and assets free and clear of liens or claims of third parties. Additionally, Paradigm Group LLP (an Illinois limited partnership) has agreed to indemnify us against any qualifications or exception in the legal opinion to be provided by Vertaport, Inc.  As of the date of this amended report, Vertaport has not completed the delivery of a legal opinion that conforms to the requirements of our agreement.


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

In August, we closed the first part of a financing funded by Paradigm Millennium Fund, LP, described in Item 12. This first part of the financing comprised the issuance of common stock and warrants for net proceeds of $915,000. Before the end of September, we expect that the second part of the Paradigm Millennium Fund, LP financing will contribute a further $915,000 of cash. On October 1, 2002, Paradigm funded an additional $300,000 and requested a 30-day extension to complete the funding of the remaining $615,000.  If we are successful in closing the second stage of the Paradigm financing, then we will have cash reserves sufficient to fund operations past June 2003. We expect to incur offering costs of about $30,000 for total net proceeds from this financing of $1,800,000.

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

\
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

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

Since operating cash flows have not met all the Company's cash requirements, management is actively pursuing additional financing to fund future operations. Success in raising additional financing is dependent on the Company's ability to demonstrate that it can fulfill its business strategy to sell XML-based e-commerce solutions. The Company has begun to demonstrate the viability of the XML technology and the success of it business strategy through the signing of a long-term contract with a major reseller of software products (refer to Note 2). Additionally, subsequent to year end, the Company entered an agreement with Paradigm Millennium Fund, LP whereby the Company will issue stock and stock purchase warrants for net proceeds after offering costs of about $1,800,000 (refer to Note 13). The Company received half this amount on August 23, 2002, an additional $300,000 on October 1, 2002, with Paradigm requesting an additional 30 days to pay the balance. Also subsequent to year-end, the Company has entered into a letter of intent to sell its Xtract technology and customer relationships to SysCon Justice Systems Ltd. for C$500,000 (approximately $320,000 in US dollars at current exchange rates) over five years. (refer to Note 13). Management believes that, if received, the additional funds will allow the Company to operate at its current level at least through June 2003.

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


1.

On August 23, 2002, Paradigm purchased 5,000,000 shares of Common Stock and Class A Warrants exercisable to purchase an additional 3,000,000 shares of Common Stock, for an aggregate gross purchase price of $1,000,000. Subtracted from this amount was a placement agent's fee and non-accountable expense allowance of $85,000.

2.

Upon delivery of a legal opinion related to the intellectual property described in item 3 below, but in no event later than September 30, 2002, Paradigm is to purchase an additional 5,000,000 shares of Common Stock and Class A Warrants exercisable to purchase an additional 3,000,000 shares of Common Stock, for an aggregate purchase price of $1,000,000. Subtracted from this amount will be a placement agent's fee and non-accountable expense allowance in the amount of $85,000.  On October 1, 2002, Paradigm paid an additional $300,000 and requested and additional 30 days within which to complete the funding of the remaining balance in the amount of $615,000.

3.

On August 23, 2002, the Company also agreed to purchase certain intangible assets from Vertaport, Inc. including technology, software, documentation, contracts and licenses. In particular the Company agreed to acquire Vertaport's XML-based VertaCom™ platform which allows clients to universally translate, transform, and transmit data from multiple sources as well as take advantage of extensive data management reporting and administration tools. Vertaport's VertaCom technology is complementary with the Company's XML middleware products. At the date of acquisition, VertaCom was not a commercially viable product without further development. Consequently the purchase price of 7,000,000 shares of Common Stock, Class A Warrants exercisable to purchase an additional 7,000,000 share of Common Stock at $0.50 per share and Class B Warrants exercisable to purchase an additional 2,500,000 shares of Common Stock at $1.00 per share will be recorded as In-Process Research and Development upon consummation of the transaction. Based upon the estimated fair value of the common stock and warrants, we estimate a charge to earnings of approximately $2.9 million.

As part of this transaction, Vertaport, Inc. is to provide the Company with a legal opinion confirming the validity and enforceability of its technological assets, intellectual property rights and trade secrets and the legal capacity of Vertaport, Inc. to convey such rights and assets free and clear of liens or claims of third parties. Additionally, Paradigm Group LLP (an Illinois limited liability partnership) has agreed to indemnify the Company against any shortcomings in the legal opinion to be provided by Vertaport, Inc.  As of the date of this amended report, Vertaport has not completed the delivery of a legal opinion that conforms to the requirements of our agreement.


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
XML-Global Technologies, Inc.
Date: October 30, 2002	By:/s/ Peter Shandro Peter Shandro, CEO and Chief Executive Officer

        In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Position	Date
/s/ Peter Shandro Peter Shandro	Chairman of the Board, Chief Executive Officer	10/3/02
/s/ Simon Anderson Simon Anderson	Director, Chief Financial Officer	10/3/02
/s/ Dick Hardt Dick Hardt	Director	10/3/02
/s/ David Webber David Webber	Director, Vice President Business Development	10/3/02


CERTIFICATION

       I, Peter Shandro, certify that:
1.	I have reviewed this annual report on Form 10-KSB of XML - Global Technologies, Inc.;
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

Date:     October 3, 2002

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

Date:     October 3, 2002

 /s/ Simon Anderson
Simon Anderson, Principal Financial Officer