Form 10QSB
period 2002-09-30
XML GLOBAL TECHNOLOGIES INC
filed 2002-10-29
CIK 1048501

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2002

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

As of October 25, 2002, there were 38,339,680 shares of the issuer's Common Stock outstanding.

INDEX
PART I.	FINANCIAL INFORMATION
Item 1.	Financial statements
Unaudited Consolidated Balance Sheets - September 30, 2002 and June 30, 2002
Unaudited Consolidated Statements of Operations - Three Months Ended September 30, 2002 and 2001
Unaudited Consolidated Statements of Cash Flows - Three Months Ended September 30, 2002 and 2001
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 1.	Pending Legal Proceedings
Item 2.	Changes in Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports Filed on Form 8-K

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

XML-Global Technologies, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheet
At September 30, 2002 and June 30, 2002
	September 30, 2002	June 30, 2002
Assets
Current Assets
Cash	$ 586,181	$ 369,617
Trade accounts receivable	210,410	203,944
Other receivable	24,299	21,617
Prepaid expenses	214,363	303,486
Deferred issue costs	12,675	4,004
	1,047,928	902,668

Property and Equipment, net	170,072	210,089
Intangible Assets
Intellectual property rights, net	457,388	513,758
Trademarks and patents, net	121,795	123,549
Total Assets	$ 1,797,183	$ 1,750,064

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$ 408,543	$ 298,612
Foreign income taxes payable	121,627	193,653
Unearned revenue	469,406	527,257
Total Liabilities	999,576	1,019,522
Deferred Income Taxes	2,250	-
	1,001,826	1,019,522
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at September 30, 2002 and June 30, 2002	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized, 36,700,336 and 31,631,336 shares issued and outstanding at September 30, 2002 and June 30, 2002 respectively	3,670	3,163
Convertible stock	100,000	100,000
Additional paid-in capital	13,576,198	12,653,253
Accumulated other comprehensive loss	(23,603)	(27,969)
Accumulated deficit	(12,860,908)	(11,997,905)
Total Stockholders' Equity	795,357	730,542
Total Liabilities and Stockholders' Equity	$ 1,797,183	$ 1,750,064

See accompanying notes

XML-Global Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statement of Operations
For the Three Months Ended September 30, 2002 and 2001

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
Revenue	$ 318,766	$ 168,286
Cost of revenue	47,754	96,289
Gross profit	271,012	71,997
Research and development	292,266	508,146
Marketing and selling	283,553	354,856
General and administrative	412,867	331,749
Compensation expense for re-pricing of options to consultants	-	19,000
Depreciation and amortization	106,408	137,817
Total operating expenses	1,095,094	1,351,568
Operating loss	(824,082)	(1,279,571)
Other income (expense)
Interest income	120	25,930
Financing expense	(9,150)	-
Loss on disposal of fixed assets	-	195
Net loss before provision for income taxes	(833,112)	(1,253,836)
Provision for income taxes	29,892	39,383
Net loss	(863,004)	(1,293,219)
Accumulated deficit, beginning of period	(11,997,904)	(6,424,658)
Accumulated deficit, end of period	$ (12,860,908)	$ (7,717,877)
Net loss per share - basic and diluted	$ (0.03)	$ (0.05)
Weighted average number of shares	33,256,553	27,565,000

XML-Global Technologies, Inc. and Subsidiaries
 Unaudited Consolidated Statement of Cash Flow
For the Three Months Ended September 30, 2002 and 2001

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
Cash flows from operating activities
Net loss	$ (863,004)	$ (1,293,219)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	106,407	137,817
Compensation expense for re-pricing of options to consultants	-	19,000
Loss on disposal of fixed assets	-	195
Changes in assets and liabilities
Accounts receivable	(6,466)	18,422
Other receivable	(2,682)	4,886
Prepaid expenses	89,123	48,203
Accounts payable and accrued liabilities	109,930	12,227
Foreign income taxes payable	(72,026)	(119,142)
Unearned revenue	(57,851)	(3,327)
Net cash used in operating activities	(694,319)	(1,174,938)

Cash flows from investing activities
Proceeds from sale of investments	-	10,000
Purchases of property and equipment (net of disposals)	486	(15,738)
Acquisition of trademarks and patents	(80)	(6,861)
Acquisition of intellectual property	(8,672)	-
Net cash used in investing activities	(8,266)	(12,599)
Effect of changes in exchange rates	4,368	1,615
Decrease in cash	(216,564)	(1,185,922)
Cash, beginning of period	369,617	2,574,605
Cash, end of period	$ 586,181	$ 1,388,683
Supplemental disclosure of cash information
Interest paid	$ -	$ -
Income taxes paid	$ 94,590	$ 155,200
See accompanying notes.

XML-Global technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financing Statements
September 30, 2002 and 2001
(Unaudited)

Note 1 - Organization

Organization

The Company, which is a Colorado corporation, has two active subsidiaries, XML-Technologies, Inc. (a Nevada corporation) and XML-Global Research Inc. (a British Columbia, Canada corporation). The Company conducts most of its business activities through these corporations.

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

In order to make best use of the Company's remaining resources, management has focused on product development in two primary areas, business-to-business information exchanges and intra-enterprise application-to-application integration software. The Company believes that the best business opportunities lie in areas related to data transformation, registry and messaging. As a result, the Company has transferred a control of the company that owns the GoXML DB intellectual property to a third party and accordingly no longer incurs associated development costs. Effective June 30, 2002 the Company stopped providing government consulting services.

The Company has reduced its staff to match its available resources to immediate needs. In April 2002, certain employees and officers agreed to defer compensation or take stock in lieu of cash compensation. The salary deferral, which was in effect from April 2002 through September 2002, has been recorded as an accrued liability in the financial statements as of September 30, 2002. The Company is continually evaluating its operating plan in light of prevailing market conditions, sales forecasts and personnel needs and will make those changes to its operations that are necessary to extend the life of its cash resources. To date the Company has postponed planned hires, not replaced certain staff that have left, canceled or not implemented advertising and promotional campaigns, and generally limited discretionary expenses. Where practical, the Company will continue to limit its expenditures but believes that its scale of operations for the next three to six months will be substantially similar to that in effect at September 30, 2002. It is the Company's intention to improve its liquidity by focusing on increased sales rather than by reducing expenses.

Since operating cash flows have not met all the Company's cash requirements, management is actively pursuing additional financing to fund future operations. Success in raising additional financing is dependent on the Company's ability to demonstrate that it can fulfill its business strategy to sell XML-based e-commerce solutions. The Company has begun to demonstrate the viability of the XML technology and the success of it business strategy through the signing of a long-term contract with a major reseller of software products. In August 2002, the Company entered an agreement with Paradigm Millennium Fund, LP whereby the Company will issue stock and stock purchase warrants for net proceeds after offering costs of about $1,800,000. The Company received $915,000 in August 2002 and a further $300,000 in October 2002. Paradigm Millennium Fund, LP is in default under its agreement but has indicted that it will provide the remainder of the funds by October 31, 2002. In August, 2002, the Company entered into a letter of intent to sell its Xtract technology and customer relationships to SysCon Justice Systems Ltd. for C$500,000 (approximately $320,000 in US dollars at current exchange rates) over five years. Management believes that, if received, the additional funds will allow the Company to operate at its current level at least through June 2003.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2002 and notes thereto included in our 10-KSB as filed with the Securities and Exchange Commission on September 30, 2002.

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
	2002		2001
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Options outstanding, beginning of the year	4,045,300	$ 0.31	3,173,000	$ 1.04
Granted	148,460	$ 0.18	154,500	$ 0.33
Exercised	-	-	-	-
Forfeited	(242,300)	0.36	(15,000)	0..35
Options outstanding, end of the year	3,951,460	$ 0.30	3,312,500	$ 0.36
Options exercisable at June 30	2,570,760	$ 0.36	2,366,200	$ 0.36

The Company has committed to issuing a further 40,000 stock options and 220,000 shares of common stock under the 1999 Plan.

During the quarter ended September 30, 2001, the Company's Board of Directors approved a reduction in the exercise price of previously granted options. The exercise price of 25,000 options was reduced from $3.00 to $1.50, the exercise price of 25,000 options was reduced from $2.00 to $0.70 and the exercise price of 3,244,000 options was reduced from between $1.00 and $0.37 to $0.35.

The reduction in the exercise price of these options had two effects on the Company's results of operations:
*

In the period ended September 30, 2001, the Company recognized a one-time expense of $19,000 relating to the increase in the fair value of options granted to contractors and non-elected advisory board members for which an expense was recognized in prior periods.

*

Option awards to employees and directors, for which no expense was previously recognized, are subject to variable accounting from the date of the modification. As a result, the excess of the Company's stock price over the option exercise price, as determined from time to time, is expensed over the then remaining life of the options. Since the Company's stock price at September 30, 2001 and 2002 was less than the exercise price of the options, no expense adjustment was required.

Note 6 - Lease Commitment

The Company leases its Vancouver, British Columbia operating facility under lease agreements that run through June 30, 2005. The Company also leases office space in New York City under an agreement expiring December 31, 2002. The Company was required to deposit $198,000 into an interest-bearing trust account from which the monthly lease payments for the New York offices are drawn; $76,000 of this amount remained in trust at September 30, 2002. The lease agreements for both locations require that the Company pay its proportional share of operating costs and property taxes.

Future minimum lease payments required under the leases, excluding the Company's share of operating costs and property taxes, are as follows:
Period Ending June 30,
2003	$ 76,500
2004	70,200
2005	64,400
$ 211,100

The effect of scheduled rent increases and "rent holidays" included in the Company's leases are recognized on a straight-line basis over the term of the leases. During the three months ended September 2002 and 2001, rent expense was $56,780 and $56,600, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE. Revenue consists of fees received from the sale of e-business and data integration solutions and XML-related consulting services. Revenue was $318,800 for the three months ended September 30, 2002, compared to $168,300 for the three months ended September 30, 2001. In the current period all revenues are from the sale of our products and related services. In the prior year, all revenues were derived from government consulting. Effective June 30, 2002, we closed our consulting group, which was largely focused on providing software architecture services to government.

COST OF REVENUE. Cost of revenue includes salaries to employees and contractor fees that are directly attributable to services provided in the period, and license fees for software products that we license from third parties. For the three months ended September 30, 2002 and 2001 these costs were $47,800 and $96,300 respectively. Cost of revenue in the current period relates to license fees and the cost of installation and customization services relating to the sale of our software. In the prior period the cost of revenue related solely to the cost of consulting services. The proportionate decline in the cost of revenue in the current fiscal year, relative to revenues, reflects the greater proportion of software and on-line service revenues in the current period. Our own software products and on-line service have only a nominal cost of revenue.

RESEARCH AND DEVELOPMENT EXPENSES. Product and content development costs include expenses we incur to develop our technology. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain software. Research and development expenses were $292,300 for the three months ended September 30, 2002, compared to $508,100 for the three months ended September 30, 2001. The decreased expenditures over the previous year reflect decreased staffing levels following completion of the main development cycle. We expect that future development efforts will be of a more incremental nature as we refine our product offerings to address market requirements.

MARKETING AND SELLING EXPENSES. Marketing, selling and client services costs include expenses we incur to obtain and maintain client relationships and manage product development. These costs include fees paid to contractors and consultants, related travel and incidental costs and advertising and promotion costs. For the three months ended September 30, 2002 and 2001, sales and marketing expenses were $283,600 and $290,000 respectively.

CONSULTING EXPENSES. Consulting expenses include salaries and travel costs that relate to consulting services, but are not directly attributable to the consulting revenue earned. As discussed above, we discontinued our consulting activities effective June 30, 2002 and laid off or reassigned our consulting staff. Accordingly, for the quarter ended September 30, 2002, we did not incur and consulting expenses. In the quarter ended September 30, 2001, our consulting expenses were $64,900.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries, contractor fees, and related costs for general corporate functions, including travel, rent, accounting and legal expenses. For the three months ended September 30, 2002, general and administrative expenses were $412,900, up from $331,700 in the three months ended September 30, 2001. The increase reflects increased investor relations and legal and accounting costs.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense reflects depreciation of computer hardware, software, equipment, leasehold improvements and amortization of intellectual property and completed patents over estimated useful lives of between two and five years. Depreciation and amortization expense was $106,400 and $137,800 respectively for the quarters ended September 30, 2002 and 2001. The decrease is due to a lower investment in intellectual property, which in turn is due to the write-off of our investment in GoXML ™ DB in June 2002.

INTEREST INCOME. During the three months ended September 30, 2002 and 2001, the company earned interest income of $100 and $25,900 respectively. Changes in interest income generally reflect the balance of funds on hand which has varied depending on fundraising initiatives and spending patterns. Interest income has been earned on funds received from private equity placements, which have exceeded operating expenditures to date. The decrease reflects both a lower cash balance and lower interest rates on investments.

PROVISION FOR INCOME TAXES. Although the Company incurred a consolidated loss during the three months ended September 30, 2002 and 2001, it recorded $29,900 and $39,400 respectively of income tax expense relating to certain income attributable to taxing jurisdictions in Canada. Increases in deferred tax assets resulting from the foreign tax credits generated by these taxes have been offset completely by similar increases in the valuation allowance applied to the Company's net income tax expense or benefit.

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

To date, we have experienced negative cash flows from operating activities. For the quarter ended September 30, 2002, net cash used in operating activities was $694,300 and was primarily attributable to our net loss of $863,000. The net loss for the year was partially offset by non-cash depreciation and amortization of $106,400 and a net cash inflow of $62,300 with respect to working capital changes. For the quarter ended September 30, 2002, net cash used in operating activities was therefore $694,300. In the quarter ended September 30, 2001, net cash used in operating activities was $1,175,100.

For the quarter ended September 30, 2002, net cash used in investing activities was $8,300, which was primarily spent on the purchase on intellectual property. In the quarter ended September 30, 2001, net cash used in investing activities was $12,600.

For the quarter ended September 30, 2002, financing activities generated $914,800 of cash. We raised $923,500 from the private placement of equity securities and incurred $8,700 in deferred issue costs. In the quarter ended September 30, 2001, we did not undertake any financing activities.

Changes in exchange rates had a net effect of increasing our cash balance by $4,400 in the year ended September 30, 2002 compared to a increase of $1,800 in the prior year.

As of September 30, 2002, we had no contractual capital commitments outstanding.

We have incurred costs to design, develop and implement search engine and electronic commerce applications and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of September 30, 2002 we had an accumulated deficit of $12,860,900.

Since inception, we have financed our operations primarily through the placement of equity securities. In the quarter ended September 30, 2002, we received net proceeds from equity issuances of $923,500. We did not receive any proceeds during the year ended September 30, 2001. As of September 30, 2002, we had $586,200 in cash and cash equivalents and no short-term investments, compared to $1,388,700 and $970,000 respectively at September 30, 2001.

Our cash at September 30, 2002 is not sufficient to fund operations through the end of fiscal 2003 based on historical operating performance. In order for the Company to maintain its operations it will have to seek additional funding, generate additional sales or reduce its operating expenses, or some combination of these. At current and planned expenditure rates, taking into consideration cash received from the first part of the Paradigm financing, current reserves are sufficient to fund operations through December 2002.

In August, we closed the first part of a financing funded by Paradigm Millennium Fund, LP, described in Item 2 of Part II. This first part of the financing comprised the issuance of common stock and warrants for net proceeds of $915,000. Before the end of September, we expected that the second part of the Paradigm Millennium Fund, LP financing would contribute a further $915,000 of cash. On October 1, 2002, Paradigm delivered an additional $300,000 and requested an extension of 30 days to fund the remaining balance of $615,000. If we are successful in closing the remainder of the second stage of the Paradigm financing, then we will have cash reserves sufficient to fund operations past June 2003. We expect to incur offering costs of about $30,000 for total net proceeds from this financing of $1,800,000. To the date of this Report on Form 10-QSB, we have not received the remaining balance of $615,000.

In November 2001 and April 2002, we reduced our staff to match our available resources to our immediate needs. In April 2002, certain of our employees and officers agreed to defer compensation or take stock in lieu of cash compensation. The salary deferral, which was in effect from April 2002 through September 2002, has been recorded as an accrued liability in the financial statements as of September 30, 2002. We are continually evaluating our operating plan in light of prevailing market conditions, sales forecasts and personnel needs and will make those changes to our operations that are necessary to extend the life of our cash resources. To date we have postponed planned hires, not replaced certain staff that have left, canceled or not implemented advertising and promotional campaigns, and generally limited discretionary expenses. Where practical, we will continue to limit our expenditures but we believe that our scale of operations for the next three to six months will be substantially similar to that in effect at June 30, 2002.It is our intention to improve our liquidity by focusing on increased sales rather than by reducing expenses.

We have discontinued development of GoXML™ DB and have consummated an agreement with James Tivy that allows us to retain an ownership interest in this technology without being responsible to fund ongoing development. We do not expect that this transaction will generate cash in the short- or medium-term, if at all.

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

Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $863,000 during the quarter ended September 30, 2002. We expect losses from operations and negative cash flow to continue for the foreseeable future since we have not yet built a sufficient sales network to support our operations. The rate at which these losses will be incurred may increase from current levels. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a materially adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

A variety of factors could cause actual results to differ materially from those expected in our forward-looking statements, including the following factors: (a) our products and services may not be accepted in the market place; (b) XML may be adopted by the Internet community more slowly than projected; (c) our products may not be appropriately positioned within market segments; (d) the market which we serve is subject to rapid technological change and quick product obsolescence; (e) we are dependent on a limited number of products; (f) there are, and competitors may develop, functionally similar competitive products; (g) there is extreme competition in the software industry; and (h) those set forth from time to time in our press releases and reports and other filings made with the Securities and Exchange Commission. We caution that such factors are not exclusive. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.
ITEM 3.	CONTROLS AND PROCEDURES

Peter Shandro, Chief Executive Officer of XML - Global, and Simon Anderson, Chief Financial Officer of XML - Global, have established and are currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

Our Chief Executive Officer and Chief Financial Officer conduct an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II - OTHER INFORMATION

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

Item 2.     Changes in Securities

There were no changes in the rights of our securities in the period.

During the period covered by this Report, there were the following sales of unregistered securities:

       1.       On August 23, 2002, Paradigm Millennium Fund, LP (Paradigm) purchased 5,000,000 shares of Common Stock and Class A Warrants exercisable to purchase an additional 3,000,000 shares of Common Stock, for an aggregate gross purchase price of $1,000,000. Subtracted from this amount was a placement agent's fee and non-accountable expense allowance of $85,000. Paradigm also received Class A Warrants that provide for the purchase of up to 3,000,000 shares of our common stock at an exercise price of $0.50 per share until December 31, 2005. We estimate that legal fees and other financing costs will be approximately $25,000 for aggregate net proceeds of $890,000.

       Paradigm represented and the Company had a reasonable basis to believe that it qualified as a "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon an exemption set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

       As part of this transaction, we agreed to undertake reasonable efforts to register shares of Common Stock and the shares underlying the Class A Warrants by October 23, 2002. Paradigm is in default under its agreement with us and we have not yet begun the registration of securities.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for the vote of security holders.

Item 6.     Exhibits and Reports Filed on Form 8-K

On August 23, 2002 the Company filed a report on Form 8-K, pursuant to Items 2, 5 and 7 of such Form, regarding the proposed acquisition intellectual property from Vertaport, Inc. and a financing by Paradigm Millennium Fund, LP.

SIGNATURES
XML-Global Technologies, Inc.
Date: October 29, 2002	Signature: /s/Peter Shandro Peter Shandro Chairman of the Board, Chief Executive Officer and President
Date: October 29, 2002	Signature: /s/Simon Anderson Simon Anderson Chief Financial Officer

CERTIFICATION

I, Peter Shandro, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of XML - Global Technologies, Inc.
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:         October 28, 2002

/s/ Peter Shandro
Peter Shandro, Principal Executive Officer

CERTIFICATION

I, Simon Anderson, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of XML - Global Technologies, Inc.
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:         October 28, 2002

/s/ Simon Anderson
Simon Anderson, Principal Financial Officer