Form 10QSB/A
period 2002-09-30
XML GLOBAL TECHNOLOGIES INC
filed 2002-11-01
CIK 1048501

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A-1

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

PART I.    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

XML-Global Technologies, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheet
At September 30, 2002 and June 30, 2002
	September 30, 2002	June 30, 2002
Assets
Current Assets
Cash	$586,181	$369,617
Trade accounts receivable	210,410	203,944
Other receivable	24,299	21,617
Prepaid expenses	214,363	303,486
Deferred issue costs	12,675	4,004
	1,047,928	902,668
Property and Equipment, net	170,072	210,089
Intangible Assets
Intellectual property rights, net	457,388	513,758
Trademarks and patents, net	121,795	123,549
Total Assets	$ 1,797,183	$ 1,750,064
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$408,543	$298,612
Foreign income taxes payable	121,627	193,653
Unearned revenue	469,406	527,257
Total Liabilities	999,576	1,019,522
Deferred Income Taxes	2,250	-
	1,001,826	1,019,522
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at September 30, 2002 and June 30, 2002	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized, 36,700,336 and 31,631,336 shares issued and outstanding at September 30, 2002 and June 30, 2002 respectively	3,670	3,163
Convertible stock	100,000	100,000
Additional paid-in capital	13,576,198	12,653,253
Accumulated other comprehensive loss	(23,603)	(27,969)
Accumulated deficit	(12,860,908)	(11,997,905)
Total Stockholders' Equity	795,357	730,542
Total Liabilities and Stockholders' Equity	$ 1,797,183	$ 1,750,064
See accompanying notes

XML-Global Technologies, Inc. and Subsidiaries
 Unaudited Consolidated Statement of Operations
For the Three Months Ended September 30, 2002 and 2001

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
Revenue	$318,766	$ 168,286
Cost of revenue	47,754	96,289
Gross profit	271,012	71,997
Research and development	292,266	508,146
Marketing and selling	283,553	354,856
General and administrative	422,017	331,749
Compensation expense for re-pricing of options to consultants	-	19,000
Depreciation and amortization	106,408	137,817
Total operating expenses	1,104,244	1,351,568
Operating loss	(833,232)	(1,279,571)
Other income (expense)
Interest income	120	25,930
Loss on disposal of fixed assets	-	(195)
Net loss before provision for income taxes	(833,112)	(1,253,836)
Provision for income taxes	29,892	39,383
Net loss	(863,004)	(1,293,219)
Accumulated deficit, beginning of period	(11,997,904)	(6,424,658)
Accumulated deficit, end of period	$ (12,860,908)	$ (7,717,877)
Net loss per share - basic and diluted	$ (0.03)	$ (0.05)
Weighted average number of shares	33,756,553	27,565,000

XML-Global Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statement of Cash Flow
For the Three Months Ended September 30, 2002 and 2001

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
Cash flows from operating activities
Net loss	$(863,004)	$(1,293,219)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	106,408	137,817
Compensation expense for re-pricing of options to consultants	-	19,000
Loss on disposal of fixed assets	-	195
Changes in assets and liabilities
Accounts receivable	(6,466)	18,422
Other receivable	(2,682)	4,886
Prepaid expenses	89,123	48,203
Accounts payable and accrued liabilities	109,929	12,227
Foreign income taxes payable	(72,026)	(119,142)
Unearned revenue	(57,851)	(3,327)
Deferred income taxes	2,250	-
Net cash used in operating activities	(694,319)	(1,174,938)
Cash flows from investing activities
Proceeds from sale of investments	-	10,000
Purchases of property and equipment (net of disposals)	486	(15,738)
Acquisition of trademarks and patents	(80)	(6,861)
Acquisition of intellectual property	(8,672)	-
Net cash used in investing activities	(8,266)	(12,599
Cash flows from financing activities
Deferred issue costs	(8,671)	-
Issuance of capital stock net of issue costs	923,452	-
Net cash from financing activities	914,781	-
Effect of changes in exchange rates	4,368	1,615
Increase (decrease) in cash	216,564	(1,185,922)
Cash, beginning of period	369,617	2,574,605
Cash, end of period	$ 586,181	$ 1,388,683

Supplemental disclosure of cash information
Interest paid	$ -	$ -
Income taxes paid	$ 94,590	$ 155,200

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

In order to make best use of the Company's remaining resources, management has focused on product development in two primary areas, business-to-business information exchanges and intra-enterprise application-to-application integration software. The Company believes that the best business opportunities lie in areas related to data transformation, registry and messaging. As a result, the Company has transferred control of the subsidiary that owns the GoXML DB intellectual property to a third party and accordingly no longer incurs associated development costs. Effective June 30, 2002 the Company stopped providing government consulting services.

The Company has reduced its staff to match its available resources to immediate needs. In April 2002, certain employees and officers agreed to defer compensation or take stock in lieu of cash compensation. The salary deferral, which was in effect from April 2002 through August 2002, amounts to $71,600 and has been recorded as an accrued liability in the financial statements as of September 30, 2002. The Company is continually evaluating its operating plan in light of prevailing market conditions, sales forecasts and personnel needs and will make those changes to its operations that are necessary to extend the life of its cash resources. To date the Company has postponed planned hires, not replaced certain staff that have left, canceled or not implemented advertising and promotional campaigns, and generally limited discretionary expenses. Where practical, the Company will continue to limit its expenditures but believes that its scale of operations for the next three to six months will be substantially similar to that in effect at September 30, 2002. It is the Company's intention to improve its liquidity by focusing on increased sales rather than by reducing expenses.

Since operating cash flows have not met all the Company's cash requirements, management is actively pursuing additional financing to fund future operations. Success in raising additional financing is dependent on the Company's ability to demonstrate that it can fulfill its business strategy to sell XML-based e-commerce solutions. The Company has begun to demonstrate the viability of the XML technology and the success of it business strategy through the signing of a long-term contract with a major reseller of software products. In August 2002, the Company entered an agreement with Paradigm Millennium Fund, LP whereby the Company will issue stock and stock purchase warrants for net proceeds after offering costs of about $1,800,000. The Company received $915,000 in August 2002 and a further $300,000 in October 2002. Paradigm Millennium Fund, LP is in default under its agreement but has indicated that it will provide the remainder of the funds by October 31, 2002. In August, 2002, the Company entered into a letter of intent to sell its Xtract technology and customer relationships to SysCon Justice Systems Ltd. for C$500,000 (approximately $320,000 in US dollars at current exchange rates) over five years. Management believes that, if received, the additional funds will allow the Company to operate at its current level at least through June 2003.

The financial statements are prepared on a going concern basis. No adjustments or presentation modifications have been made for potential effects on financial position or results of operations, should the Company not be able to continue as a going concern.

Note 2 - New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill, as well as intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Currently, the Company has no intangible assets that are categorized as having indefinite lives and does not anticipate any changes in the estimated useful lives of its intangibles. Consequently, there was no material financial statement impact upon the adoption of SFAS No. 142.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. The Company had no transactions during the quarter ended September 30, 2002 that would fall under the guidance of SFAS No. 143.

In October 2001, the FASB issued Statement of Financial Accounting Standards No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The Company had no transactions during the quarter ended September 30, 2002 that would fall under the guidance of SFAS No. 144.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds or amends various standards on accounting for debt extinguishments, intangible assets of motor carriers, and certain lease transactions. Additional technical corrections were made to various APB Opinions and FASB Statements. The Company had no transactions during the quarter ended September 30, 2002 that would fall under the guidance of SFAS No. 145.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The new standard is effective for exit or disposal activities initiated after December 31, 2002; as such, the Company will apply the new rules beginning in the third quarter of fiscal 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Exit or disposal costs that do not involve a discontinued operation shall be included in income from continuing operations, while such costs that do involve a discontinued operation shall be included in results from discontinued operations. The Company is currently assessing the impact of SFAS No. 146 on its operating results and financial condition.

Note 3 - Basis of Presentation

These condensed consolidated financial statements are unaudited and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim period. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period.

These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2002 and notes thereto included in our 10-KSB/A as filed with the Securities and Exchange Commission on October 4, 2002.

Note 4 - Revenue Recognition

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

The Company entered into a software-licensing agreement under which the customer receives the exclusive right to include XML's technology in their suite of products. The term of the contract was for three years under which the Company received an up-front payment of $500,000. Annual royalty payments are based upon a percentage of sales for the customer's products for which XML's technology is embedded, however the Company will receive minimum royalty payments of $250,000 per year over the three-year period. Revenue from this contract, including the initial payment of $500,000, will be recorded ratably over the three-year period. Should the royalty payments based upon sales exceed the minimum payments on an annual basis, the Company will record those amounts as earned. The ratable amount of revenues recognized under this contract since inception of the contract through September 30, 2002 was $62,500 while actual revenues earned in the period have not yet been determined. The Company does not believe that it is currently probable that payments under the license agreement will exceed $250,000 for the contract year and accordingly recognized the rateable value of $62,500. The unearned portion of the $500,000 initial payment is included in unearned revenues on the consolidated balance sheet.

Note 5 - Major Customers

During the three months ended September 30, 2002 two customers accounted for 62% of total revenues. During the three months ended September 30, 2001, one customer accounted for 100% of revenues.

Note 6 - Income Taxes

Although the Company has incurred losses to date, it has been subject to income taxes. Taxes are payable by the Company's Canadian subsidiary on its operating profits, which cannot be offset against losses incurred by the Company.

Note 7 - 1999 Equity Incentive Plan

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
	2002		2001
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Options outstanding at June 30	4,045,300	$ 0.31	3,173,000	$ 1.04
Granted	148,460	$ 0.18	154,500	$ 0.33
Exercised	-	-	-	-
Forfeited	(242,300)	0.36	(15,000)	0..35
Options outstanding at September 30	3,951,460	$ 0.30	3,312,500	$ 0.36
Options exercisable at September 30	2,570,760	$ 0.36	2,366,200	$ 0.36

The Company has committed to issuing a further 530,000 shares of common stock under the 1999 Plan.

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

Note 8 - Lease Commitment

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

Note 9 - Stockholders' Equity

During the quarter ended September 30, 2002, the Company entered into the equity transactions described below. All issuances are exempt from registration in reliance on Rule 506 of Regulation D or Section 4(2) of the Securities Act of 1933.

1.	On August 23, 2002, the Company issued 5,000,000 shares of common stock to Paradigm Millennium Fund, LP.
2.	On July 12, 2002, the Company issued 69,000 shares of common stock to Huntleigh Securities Corporation.


ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSYS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


From our formation until late 2001, we focused our efforts on technology development and commercialization. In the last year we have increasingly devoted our efforts to addressing those market segments that offer the greatest opportunities, namely the rapid implementation of data integration both in business-to-business and intra-enterprise application-to-application environments. Substantially all of our revenues are now derived from the sale of software and related services to those market segments. We no longer provide consulting services to government and have stopped funding the development of products such as GoXML DB that are not central to our main business focus. As a result of these changes, our development costs have decreased in the last year and our revenues and gross margins have improved. In the quarter ended September 30, 2002, we expanded our sales team by hiring individuals in California and the United Kingdom, and we entered into new partnerships, all with a view to increasing sales.

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries, contractor fees, and related costs for general corporate functions, including travel, rent, accounting and legal expenses. For the three months ended September 30, 2002, general and administrative expenses were $422,000, up from $331,700 in the three months ended September 30, 2001. The increase reflects increased investor relations and legal and accounting costs.

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

To date, we have experienced negative cash flows from operating activities. For the quarter ended September 30, 2002, net cash used in operating activities was $694,300 and was primarily attributable to our net loss of $863,000. The net loss for the year was partially offset by non-cash depreciation and amortization of $106,400 and a net cash inflow of $62,300 with respect to working capital changes. In the quarter ended September 30, 2001, net cash used in operating activities was $1,174,900.

For the quarter ended September 30, 2002, net cash used in investing activities was $8,300, which was primarily spent on the purchase of intellectual property. In the quarter ended September 30, 2001, net cash used in investing activities was $12,600.

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

Changes in exchange rates had a net effect of increasing our cash balance by $4,400 in the quarter ended September 30, 2002 compared to an increase of $1,600 in the prior year.

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

In August, we closed the first part of a financing funded by Paradigm Millennium Fund, LP, described in Item 2 of Part II. This first part of the financing comprised the issuance of common stock and warrants for net proceeds of $915,000. Before the end of September, we expected that the second part of the Paradigm Millennium Fund, LP financing would contribute an additional $915,000 of cash. On October 1, 2002, Paradigm delivered an additional $300,000 and requested an extension of 30 days to fund the remaining balance of $615,000. If we are successful in closing the remainder of the second stage of the Paradigm financing, then we will have cash reserves sufficient to fund operations past June 2003. We expect to incur offering costs of about $30,000 for total net proceeds from this financing of $1,800,000. To the date of this Report on Form 10-QSB, we have not received the remaining balance of $615,000.

In November 2001 and April 2002, we reduced our staff to match our available resources to our immediate needs. In April 2002, certain of our employees and officers agreed to defer compensation or take stock in lieu of cash compensation. The salary deferral, which was in effect from April 2002 through August 2002, has been recorded as an accrued liability in the financial statements as of September 30, 2002. We are continually evaluating our operating plan in light of prevailing market conditions, sales forecasts and personnel needs and will make those changes to our operations that are necessary to extend the life of our cash resources. To date we have postponed planned hires, not replaced certain staff that have left, canceled or not implemented advertising and promotional campaigns, and generally limited discretionary expenses. Where practical, we will continue to limit our expenditures but we believe that our scale of operations for the next three to six months will be substantially similar to that in effect at June 30, 2002. It is our intention to improve our liquidity by focusing on increased sales rather than by reducing expenses.

We have discontinued development of GoXML™ DB and have consummated an agreement with a third-party individual that allows us to retain an ownership interest in this technology without being responsible to fund ongoing development. We do not expect that this transaction will generate cash in the short- or medium-term, if at all.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to our financial statements for the year ended June 30, 2002, included in our 10-KSB/A as filed with the Securities Exchange Commission on October 4, 2002. We believe our most critical accounting policies include revenue recognition, accounting for impairment of long-lived assets, and accounting for research and development expenses.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill, as well as intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Currently, the Company has no intangible assets that are categorized as having indefinite lives and does not anticipate any changes in the estimated useful lives of its intangibles. Consequently, there was no material financial statement impact upon the adoption of SFAS No. 142.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. The Company had no transactions during the quarter ended September 30, 2002 that would fall under the guidance of SFAS No. 143.

In October 2001, the FASB issued Statement of Financial Accounting Standards No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The Company had no transactions during the quarter ended September 30, 2002 that would fall under the guidance of SFAS No. 144.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds or amends various standards on accounting for debt extinguishments, intangible assets of motor carriers, and certain lease transactions. Additional technical corrections were made to various APB Opinions and FASB Statements. The Company had no transactions during the quarter ended September 30, 2002 that would fall under the guidance of SFAS No. 145.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The new standard is effective for exit or disposal activities initiated after December 31, 2002; as such, the Company will apply the new rules beginning in the third quarter of fiscal 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Exit or disposal costs that do not involve a discontinued operation shall be included in income from continuing operations, while such costs that do involve a discontinued operation shall be included in results from discontinued operations. The Company is currently assessing the impact of SFAS No. 146 on its operating results and financial condition.

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


ITEM 3	CONTROLS AND PROCEDURES

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

PART II.  -  OTHER INFORMATION

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

During the period covered by this Report, we made the following sales of unregistered securities:

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

Paradigm represented and the Company had a reasonable basis to believe that it qualified as an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon an exemption set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

As part of this transaction, we agreed to undertake reasonable efforts to register shares of Common Stock and the shares underlying the Class A Warrants by October 23, 2002. Paradigm is in default under its agreement with us and we have not yet begun the registration of securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for the vote of security holders.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

On August 23, 2002 the Company filed a report on Form 8-K, pursuant to Items 2, 5 and 7 of such Form, regarding the proposed acquisition intellectual property from Vertaport, Inc. and a financing by Paradigm Millennium Fund, LP.

SIGNATURES
	XML-Global Technologies, Inc.
Date: November 1, 2002	Signature: /s/Peter Shandro Peter Shandro Chairman of the Board, Chief Executive Officer and President
Date: November 1, 2002 	Signature: /s/Simon Anderson Simon Anderson Chief Financial Officer

CERTIFICATION

I, Peter Shandro, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of XML - Global Technologies, Inc.
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

Date:         November 1, 2002

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

Date:         November 1, 2002

/s/ Simon Anderson
Simon Anderson, Principal Financial Officer