Form 10QSB
period 2002-12-31
XML GLOBAL TECHNOLOGIES INC
filed 2003-02-14
CIK 1048501

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-QSB

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2002

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

As of February 12, 2003, there were 49,213,436 shares of the issuer's Common Stock outstanding.

INDEX
PART I	FINANCIAL INFORMATION
Item 1.	Financial statements
Unaudited Consolidated Balance Sheets - December 31, 2002 and June 30, 2002
Unaudited Consolidated Statement of Operations and Accumulated Deficit - Three Months and Six Months Ended December 31, 2002 and 2001
Unaudited Consolidated Statement of Cash Flows - Six Months Ended December 31, 2002 and 2001
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II.	OTHER INFORMATION
Item 1.	Pending Legal Proceedings
Item 2.	Changes in Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports Filed on Form 8-K

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

XML-Global Technologies, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheet
At December 31, 2002 and June 30, 2002

	December 31, 2002	June 30, 2002
Assets
Current Assets
Cash	$ 178,117	$ 369,617
Trade accounts receivable	316,435	203,944
Other receivable	16,167	21,617
Prepaid expenses	98,255	303,486
Deferred issue costs	11,796	4,004
	620,770	902,668

Property and Equipment, Net	143,366	210,089

Intangible Assets
Intellectual property rights, net	393,576	513,758
Trademarks and patents, net	114,200	123,549
Total Assets	$ 1,271,912	$ 1,750,064

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$ 299,708	$ 298,612
Foreign income taxes payable	150,969	193,653
Unearned revenue	418,672	527,257
Total Current Liabilities	869,349	1,019,522

Deferred Income Taxes	359	-

	869,708	1,019,522
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at December 31, 2002 and June 30, 2002	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized, 38,852,780 and 31,631,336 shares issued and outstanding at December 31, 2002 and June 30, 2002 respectively	3,885	3,163
Convertible Stock	100,000	100,000
Additional paid-in capital	13,957,693	12,653,253
Accumulated other comprehensive income (loss)	(27,272)	(27,969)
Accumulated deficit	(13,632,102)	(11,997,905)
Total Stockholders' Equity	402,204	730,542
Total Liabilities and Stockholders' Equity	$ 1,271,912	$ 1,750,064

See accompanying notes

XML-Global Technologies, Inc. and Subsidiaries
 Unaudited Consolidated Statement of Operations and Accumulated Deficit
For the Three Months and Six Months Ended December 31, 2002 and 2001

	Three Months Ended		Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Revenue	$ 342,975	$ 238,106	$ 661,741	$ 406,392
Cost of revenue	10,426	56,440	58,180	152,729
Gross profit (loss)	332,549	181,666	603,561	253,663

Operating expenses
Research and development	287,402	466,351	579,668	974,497
Marketing and selling	299,554	345,493	583,107	700,349
General and administrative	381,115	346,676	803,132	678,425
Depreciation and amortization	103,644	137,137	210,052	274,954
Fair value of stock option repricing	-	143,000	-	143,000
Fair value of options granted to consultants	3,000	-	3,000	19,000
Total operating expenses	1,074,715	1,438,657	2,178,959	2,790,225
Operating loss	(742,166)	(1,256,991)	(1,575,398)	(2,536,562)
Other income (expense)
Interest income	-	13,006	120	38,936
Loss on disposal of fixed assets	-	-	-	(195)
Net loss before provision for income taxes	(742,166)	(1,243,985)	(1,575,278)	(2,497,821)
Provision for income taxes	29,028	40,077	58,920	79,460
Net loss	(771,194)	(1,284,062)	(1,634,198)	(2,577,281)
Accumulated deficit, beginning of period	(12,860,908)	(7,717,877)	(11,997,904)	(6,424,658)
Accumulated deficit, end of period	$ (13,632,102)	$ (9,001,939)	$ (13,632,102)	$ (9,001,939)

Net loss per share - basic and diluted	$ (0.02)	$ (0.05)	$ (0.05)	$ (0.09)
Weighted average number of shares	38,406,606	27,565,000	36,081,580	27,565,000

See accompanying notes.

XML-Global Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statement of Cash Flow
For the Six Months Ended December 31, 2002 and 2001
	Six Months Ended December 31, 2002	Six Months Ended December 31, 2001
Cash flows from operating activities
Net loss	$ (1,634,198)	$ (2,577,281)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	205,814	275,584
Fair value of options granted to consultants	3,000	19,000
Fair value of stock awarded to employees	78,659	-
Fair value of stock option repricing	-	143,000
Loss on disposal of fixed assets	-	195
Changes in assets and liabilities
Accounts receivable	(112,493)	(190,163)
Other receivable	5,450	9,519
Prepaid expenses	211,344	100,075
Accounts payable and accrued liabilities	1,096	(5,754)
Unearned revenue	(108,585)	55,693
Foreign income taxes payable	(42,684)	(77,415)
Deferred income taxes payable	359	-
Net cash used in operating activities	(1,392,238)	(2,247,547)

Cash flows from investing activities
Proceeds from sale of investments	-	115,000
Purchases of property and equipment	(9,576)	(17,292)
Disposition of trademarks and patents	5,681	(8,097)
Acquisition of intellectual property	(5,665)	-
Net cash used in investing activities	(9,560)	89,611

Cash flows from financing activities
Deferred issue costs	(13,905)	-
Issuance of capital stock net of issue costs	1,223,503	-
Net cash provided from financing activities	1,209,598	-

Effect of changes in exchange rates	700	5,208

Decrease in cash	(191,500)	(2,152,728)
Cash, beginning of period	369,617	2,574,605
Cash, end of period	$ 178,117	$ 421,877

Supplemental disclosure of cash information
Interest paid	$ -	$ -
Income taxes paid	$ 95,081	$ 153,836

See accompanying notes.

XML-Global Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financing Statements
December 31, 2002 and 2001
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

In an effort to generate revenues sufficient to fund future operations, the Company is not only actively marketing various software applications and related implementation services, but is also developing new products and forming strategic business alliances. The Company's success is, however, dependent on the extent to which XML-based technologies are adopted by the business community, and there is no assurance that the Company will realize increased revenues.

In order to make best use of the Company's remaining resources, management has focused on product development in two primary areas, business-to-business information exchanges and intra-enterprise application-to-application integration software. The Company believes that the best business opportunities lie in areas related to data transformation, registry and messaging. As a result, the Company has transferred control of the subsidiary that owns the GoXML DB intellectual property to a third party and accordingly no longer incurs associated development costs. Effective June 30, 2002 the Company also stopped providing government consulting services in order to focus on its core business.

The Company has reduced its staff to match its available resources to immediate needs. In April 2002, certain employees and officers agreed to defer compensation or take stock in lieu of cash compensation. The salary deferral, which was in effect from April 2002 through August 2002, amounts to $60,500 and has been recorded as an accrued liability in the financial statements as of December 31, 2002. The Company is continually evaluating its operating plan in light of prevailing market conditions, sales forecasts and personnel needs and will make those changes to its operations that are necessary to extend the life of its cash resources. To date the Company has postponed planned hires, not replaced certain staff that have left, canceled or not implemented advertising and promotional campaigns, and generally limited discretionary expenses. Where practical, the Company will continue to limit its expenditures and expects to reduce expenses by about 25% over the next three to six months. Nonetheless, it is the Company's intention to improve its liquidity primarily by focusing on increased sales rather than by reducing expenses.

Since operating cash flows have not met all the Company's cash requirements, management is actively pursuing additional financing to fund future operations. Success in raising additional financing is dependent on the Company's ability to demonstrate that it can fulfill its business strategy to sell XML-based business integration and e-commerce solutions. The Company has begun to demonstrate the viability of the XML technology and the success of it business strategy through the signing of a long-term contract with a major reseller of software products. In August 2002, the Company entered into an agreement with Paradigm Group whereby the Company was to issue stock and stock purchase warrants for net proceeds after offering costs of approximately $1,800,000. The Company received $915,000 in August 2002 and a further $300,000 in October 2002. At December 31, 2002, the Company had still not received $615,000 under its agreement with Paradigm Group. However, in January 2003, the Company received $415,000 in cash and a promissory note for $200,000, personally guaranteed by the principals of Paradigm Group, payable when the Company completes the registration of the securities sold in the offering.

The financial statements are prepared on a going concern basis. No adjustments or presentation modifications have been made for potential effects on financial position or results of operations, should the Company not be able to continue as a going concern.

Note 2 - New Accounting Pronouncements

The Company has applied the provisions of Statements of Financial Accounting Standards Nos. 141 through 146. Implementation of these statements did not result in a material effect on the Company's financial position or operating results as of December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes that its disclosures with regards to these matters are adequate as of December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123. This Statement amends FASB No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, the Company continues to follow the intrinsic value method to account for stock-based employee compensation. The additional disclosure requirements of this statement are effective for financial statements for interim periods beginning after December 15, 2002. Consequently, those disclosures will be included in the Company's financial statements for the quarter ending March 31, 2003.

Note 3 - Basis of Presentation

These condensed consolidated financial statements are unaudited and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim period. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period.

Certain prior period amounts have been reclassified in order to be consistent with the current period presentation. Such reclassifications have no effect on net loss or stockholders' equity.

These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2002 and notes thereto included in our 10-KSB as filed with the Securities and Exchange Commission on October 4, 2002.

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

The Company entered into a software-licensing agreement under which the customer receives the exclusive right to include XML's technology in their suite of products. The term of the contract was for three years under which the Company received an up-front payment of $500,000. Annual royalty payments are based upon a percentage of sales for the customer's products for which XML's technology is embedded, however the Company will receive minimum royalty payments of $250,000 per year over the three-year period. Revenue from this contract, including the initial payment of $500,000, will be recorded ratably over the three-year period. Should the royalty payments based upon sales exceed the minimum payments on an annual basis, the Company will record those amounts as earned. The ratable amount of revenues recognized under this contract for the six months ended December 31, 2002 was $125,000. Cumulative royalty payments under the contract approximated revenues recognized through September 30, 2002. Actual royalty payments earned for the period ended December 31, 2002 have not yet been determined. The Company does not believe that it is currently probable that payments under the license agreement will exceed $250,000 for the contract year and accordingly recognized the ratable value of $125,000.The Company has assessed its ability to collect amounts under this contract and believes that the conditions necessary for the recognition of revenue have been met. The unearned portion of the $500,000 initial payment is included in unearned revenues on the consolidated balance sheet.

Note 5 - Major Customers

During the three months ended December 31, 2002, two customers accounted for 57% of total revenues. During the three months ended December 31, 2001, two customers accounted for 75% of revenues.

Note 6 - Income Taxes

Although the Company has incurred losses to date, it has been subject to income taxes. Taxes are payable by the Company's Canadian subsidiary on its operating profits, which cannot be offset against losses incurred by the Company.

Note 7 - 1999 Equity Incentive Plan

On October 19, 1999, the Company adopted a stock incentive plan (the "1999 Stock Plan") to provide incentives to employees, directors and consultants. At the Company's annual general meeting, held May 14, 2001, the Company's shareholders approved an increase in the number of options under the 1999 Stock Plan from 4,000,000 to 6,000,000. Accordingly the Company has reserved a total of 6,000,000 shares of Common Stock for issuance with the maximum term of options being ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. As of December 31, 2002, the Company has granted 5,859,760 options to employees, directors and consultants, 1,407,800 of which have been forfeited and 22,500 of which have been exercised. The options have a seven-year term and typically vest over three years. The company has also issued stock compensation of 513,100 shares, and has reserved 300,000 shares, under the 1999 Stock Plan. At December 31, 2002, 734,940 options remain available for future issuance.

On September 5, 2001, the Company's Board of Directors approved a reduction in the exercise price of previously granted options. Stock options granted at prices between $0.37 and $3.00 were repriced to between $0.35 and $1.50. The reduction in the exercise price of these options had the following effects on the Company's results of operations:
*

In the six month period ending December 31, 2001, the Company recognized a one-time expense of $19,000 relating to the increase in the fair value of options granted to contractors and non-elected advisory board members for which an expense was recognized in prior periods.

*

Option awards to employees and directors, for which no expense was previously recognized, are now subject to variable accounting from the date of the modification. As a result, the excess of the Company's stock price over the option exercise price, as determined from time to time, will be expensed over the then remaining life of the options. Since the Company's stock price at December 31, 2002 was less than the exercise price of the options, there was no expense adjustment required in the six-month period ending December 31, 2002. During the six months ending December 31, 2001, the Company recognized an expense of $143,000, which represented the aggregate, for all repriced stock options, of the amount by which $0.40 (which was the closing price of the Company's stock on December 31, 2001) exceeded the revised exercise price.

A summary of the status of the Plan during six months ended December 31, 2002, with comparative figures for 2001, is as follows:
	2002		2001
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Options outstanding at June 30	4,045,300	$ 0.31	3,173,000	$ 1.04
Granted	652,460	$ 0.17	526,800	$ 0.35
Exercised	-	-	-	-
Forfeited	(268,300)	0.35	(165,500)	0.34
Options outstanding at December 31	4,429,460	$ 0.29	3,534,300	$ 0.36
Options exercisable at December 31	3,223,060	$ 0.32	2,838,550	$ 0.35

The Company applies the provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock-based awards. Accordingly, costs for employee stock options or issuance of shares is measured as the excess, if any, of the fair value of the Company's common stock at the measurement date over the amount the employee must pay to acquire the stock. The cost for the issuance of options to non-employees is based on the fair value of the options granted at the date the services were performed using the Black-Scholes option pricing model. The fair value of options granted to consultants recognized in the six months ended December 31, 2002 was $3,000, compared to $19,000 in the prior year.

Note 8 - Lease Commitment

The Company leases its Vancouver, British Columbia operating facility under lease agreements that run through June 30, 2005. In December 2002, the Company signed a new lease for office space in New York, which will commence on January 1, 2003 and run to January 31, 2006. The lease agreements for both locations require that the Company pay its proportional share of operating costs and property taxes.

Future minimum lease payments required under the leases, excluding the Company's share of operating costs and property taxes, are as follows:
Period Ending
June 30,
2003	60,484
2004	120,968
2005	115,116
2006	25,373
$ 321,941

The effect of scheduled rent increases and "rent holidays" included in the Company's leases are recognized on a straight-line basis over the term of the leases. During the six months ended December 2002 and 2001, rent expense was $114,200 and $113,300, respectively.

Note 9 - Stockholders' Equity

During the quarter ended December 31, 2002, the Company entered into the equity transactions described below. All issuances are exempt from registration in reliance on Rule 506 of Regulation D or Section 4(2) of the Securities Act of 1933.
1.	On October 3, 2002, the Company issued 1,639,344 shares of common stock to Paradigm Group.
2.	On December 20, 2002, the Company issued 513,100 shares of common stock to various employees in lieu of compensation.
3.	Subsequent to quarter-end, on February 3, 2003, the Company issued 10,360,656 shares of common stock to Paradigm Group.

We have agreed to register for resale the common stock issued to Paradigm Group. The stock issued to employees was registered under a Form S-8.

Note 10 - Subsequent Events

In February 2003, the Company completed the financing transaction with Paradigm Group that was disclosed in prior financial statements, but on amended terms. The original transaction called for payment by Paradigm Group of $1,830,000 in two tranches of $915,000. The Company received the first $915,000 tranche in August 2002 and at that time issued 5,000,000 shares of common stock and share purchase warrants to purchase 3,000,000 shares of common stock at a price of $0.50 per share.

The second tranche was due September 2002 but no payment was made. In October 2002 the Company received $300,000 leaving a balance due under the August financing agreement of $615,000. In connection with the October payment of $300,000, the Company issued 1,639,344 shares of its common stock and share purchase warrants to purchase 983,506 shares of common stock at a price of $0.50 per share.

In January 2003, the Company entered into new agreements with Paradigm Group which extinguished any obligation under the old agreements, but provided for the payment of $415,000 in cash immediately, with the balance of $200,000 due upon registration of the underlying stock. The $200,000 obligation is secured by a guaranty of the principals of Paradigm Group. In connection with these new agreements, the Company issued 3,360,656 shares of its common stock and share purchase warrants to purchase 2,016,494 shares of common stock at a price of $0.50 per share.

In summary, as a result of the above financing transactions with Paradigm, the Company received net cash proceeds of $1,760,000, and in turn issued 10,000,000 shares of its common stock and share purchase warrants to purchase 6,000,000 shares of common stock at a price of $0.50 per share.

In conjunction with the original financing agreement in August 2002, the Company had agreed to purchase certain intellectual property from Vertaport, Inc. Vertaport, Inc. was unable to perform under the agreement and the Company no longer has any obligation to Vertaport, Inc. under that agreement. The Company has instead purchased from Paradigm Group an assignment of a non-exclusive license to The Qube software, a platform that allows for rapid solution development, produced by Xformity, Inc. In consideration for this license, in February 2003 the Company issued 7,000,000 shares of its common stock and 7,000,000 share purchase warrants to acquire its stock at $0.50 per share and 2,500,000 share purchase warrants to acquire its stock at $1.00 per share. The total value of the consideration is approximately $1,800,000.

ITEM 2	MANAGEMENT'S PLAN OF OPERATIONS AND DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From our formation until late 2001, we focused our efforts on technology development and commercialization. In the last year we have increasingly devoted our efforts to addressing those market segments that offer the greatest opportunities, namely the rapid implementation of data integration both in business-to-business and intra-enterprise application-to-application environments. Substantially all of our revenues are now derived from the sale and implementation of software in those market segments. We no longer provide government consulting services and have stopped funding the development of products such as GoXML DB that are not central to our main business focus. As a result of these changes, our development costs have decreased in the last year and our revenues and gross margins have improved. In the quarter ended December 31, 2002, we further expanded our sales team by hiring individuals in Georgia and Connecticut, and we entered into new strategic alliances, all with a view to increasing sales.

In January 2003, we amended the financing transaction with the Paradigm Group that we originally entered into in August 2002. Full particulars of the terms are set in Note 10 to our financial statements in Item 1. In conjunction with the financing transaction, we had originally intended to acquire certain intellectual property from Vertaport, Inc., but Vertaport, Inc. was unable to perform under the agreement. The Company has instead purchased from Paradigm Group an assignment of a license ("Qube License") t to Xformity, Inc.'s The Qube software. The license gives us non-exclusive, non-transferable worldwide, royalty-free license to market, distribute, copy and sublicense the object code of The Qube software to customers or distributors for use by customers. In conjunction with our GoXML™ Transform and GoXML™ Registry products, the Qube License allows us to more directly cater to businesses that use Microsoft-based enterprise applications. We expect that the ability to sell The Qube software will allow us to more successfully compete in certain market segments.

As part of the financing transactions, Paradigm Group executed a voting proxy that allows Peter Shandro (our Chairman and Chief Executive Officer), or Simon Anderson (our Chief Financial Officer), or a substitute, to vote common stock on behalf Paradigm Group until January 31, 2005. Under a voting agreement, those shares will be voted as directed by the Company. We believe that, following this transaction, Paradigm will hold 15,600,000 shares of our common stock, or 31.7% of the issued and outstanding shares of the Company as of the date of this report. The remaining 1,400,000 shares are to be distributed between Xformity, Inc. and a financing consultant. Paradigm Group also holds share purchase warrants to purchase 11,681,633 shares of common stock at a price of $0.50 per share, and an additional 2,072,886 shares of common stock at $1.00 per share. The voting agreement and proxy also cover any additional shares of common stock that Paradigm Group may acquire in the future, including shares issuable upon exercise of warrants.

RESULTS OF OPERATIONS

REVENUE. Revenue consists of fees received from the sale of e-business and data integration solutions and XML-related consulting services. Revenue was $343,000 for the three months ended December 31, 2002, compared to $238,100 for the three months ended December 31, 2001. For the six months ended December 31, 2002 and 2001, revenue was $661,700 and $406,400 respectively. In the current period all revenues were from the sale of our products and related services. Revenues for the three months ended December 31, 2002 included a sale of a license for our Xtract software. In the prior year, revenues were largely derived from a combination of government consulting and software sales. Effective June 30, 2002, we closed our consulting group, which was largely focused on providing software architecture services to government.

COST OF REVENUE. Cost of revenue includes salaries to employees and contractor fees that are directly attributable to services provided in the period, and license fees for software products that we license from third parties. For the three months ended December 31, 2002 and 2001, these costs were $10,400 and $56,400 respectively. For the six months ended December 31, 2002, $58,200 was included in the cost of revenue, compared to $152,700 for the six months ended December 31, 2001. The proportionate decline in the cost of revenue in the current fiscal year, relative to revenues, reflects the greater proportion of software and on-line service revenues in the current period. Our own software and on-line service have only a nominal cost of revenue.

RESEARCH AND DEVELOPMENT EXPENSES. Product and content development costs include expenses we incur to develop our technology. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain software. Research and development expenses were $287,400 for the three months ended December 31, 2002, compared to $466,400 for the three months ended December 31, 2001. For the six months ended December 31, 2002 and 2001, these costs were $579,700 and $974,500 respectively. The decreased expenditures over the previous year are mainly due to reduced staffing levels following completion of the main development cycle, offset by certain severance costs incurred in the current quarter. We expect that future development efforts will be of a more incremental nature as we refine our product offerings to address market requirements and redeploy development staff to customer service activities.

MARKETING AND SELLING EXPENSES. Marketing, sales and client services costs include expenses we incur to obtain and maintain client relationships and manage product development. These costs include fees paid to contractors and consultants, related travel and incidental costs and advertising and promotion costs. For the three and six months ended December 31, 2002, sales and marketing expenses were $299,600 and $583,100 respectively. Sales and marketing expenses in the three and six months ended December 31, 2001 were $345,500 and $700,300 respectively. We increased our sales force in the quarter ended December 31, 2002, but the related increase in salaries costs was offset by lower expenditures on product management and advertising compared to the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries, contractor fees and related costs for general corporate functions, including travel, rent, accounting and legal expenses. For the three months ended December 31, 2002, general and administrative expenses were $381,100, up from $346,700 in the three months ended December 31, 2001. For the six months ended December 31, 2002 and 2001, these costs were $803,100 and $678,400 respectively. An increase in general and administrative expenses reflects higher personnel costs since we hired a president in June 2002 and higher professional fees relating to the sale of assets and SEC compliance costs.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense reflects depreciation of computer hardware, software, equipment, leasehold improvements and amortization of intellectual property over estimated useful lives of between two and five years. Depreciation and amortization expense was $103,600 and $137,100 respectively for the quarters ended December 31, 2002 and 2001. For the six months ended December 31, 2002, this expense was $210,100, compared to $275,000 for the same period in 2001. The decrease is due to a lower investment in intellectual property, which in turn is due to the write-off of our investment in GoXML™ DB in June 2002 and its subsequent sale.

FAIR VALUE OF STOCK OPTION REPRICING. On September 5, 2001, the Board of Directors unanimously voted in favor of repricing substantially all stock options granted prior to that date. Consequently, these options are now accounted for as variable options. Stock options granted at prices of between $0.37 and $3.00 were repriced to between $0.35 and $1.50. The trading price at that date was $0.31 per share. At December 31, 2001, the closing price of the Company's stock was $0.40, and compensation expense has been recorded in respect of those options repriced to below $0.40. For the three and six months ended December 31, 2001, this expense was $143,000. There was no expense relating to the repricing of options in the current period as the exercise price of the repriced options exceeded the closing price of the Company's stock on December 31, 2002.

FAIR VALUE OF OPTIONS AWARDED TO CONSULTANTS. In the quarter ended December 31, 2002, we granted options to a consultant that, valued using the Black-Scholes method, have a fair value of $3,000. The fair value of options awarded to consultants in the three and six months ended December 31, 2001 was $nil and $19,000 respectively.

INTEREST INCOME. During the three months ended December 31, 2002, we did not earn any interest income since we did not have surplus funds on hand. We earned $13,000 for the same period ended December 31, 2001. During the six months ended December 31, 2002, $100 was earned, compared to $38,900 for the six months ended December 31, 2001. Changes in interest income generally reflect the balance of funds on hand which has varied depending on fundraising initiatives and spending patterns. In prior periods, we earned interest income on funds received from private equity placements.

PROVISION FOR INCOME TAXES. Although the Company incurred a consolidated loss during the three and six months ended December 31, 2002, it recorded $29,000 and $58,900 respectively of income tax expense relating to certain income attributable to taxing jurisdictions in Canada, compared to $40,100 and $79,500 for the same periods ended December 31, 2001. Increases in deferred tax assets resulting from the foreign tax credits generated by these taxes, as well as net operating losses, have been offset completely by similar increases in the valuation allowance applied to the Company's net income tax expense or benefit.

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

To date, we have experienced negative cash flows from operating activities. For the six months ended December 31, 2002, net cash used in operating activities was $1,392,200 and was primarily attributable to our net loss of $1,634,200. The net loss for the year was partially offset by non-cash depreciation and amortization of $205,800 and stock awards of $81,700 and a net cash outflow of $45,500 with respect to working capital changes. In the six months ended December 31, 2001, net cash used in operating activities was $2,247,600.

For the six months ended December 31, 2002, net cash used in investing activities was $9,600, which was primarily spent on the purchase of fixed assets and intellectual property. In the six months ended December 31, 2001, cash provided from investing activities amounted to $89,600.

For the six months ended December 31, 2002, financing activities generated $1,209,600 of cash. We raised $1,223,500 from the private placement of equity securities and incurred $13,900 in deferred issue costs. In the six months ended December 31, 2001, we did not undertake any financing activities.

Changes in exchange rates had a net effect of increasing our cash balance by $700, compared to an increase of $5,200 in the prior year.

As of December 31, 2002, we had 178,100 in cash and cash equivalents and no short-term investments, compared to $421,900 and $865,000 respectively at December 31, 2001.

As of December 31, 2002, we had no contractual capital commitments outstanding.

We have incurred costs to design, develop and implement search engine and electronic commerce applications and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of December 31, 2002 we had an accumulated deficit of $13,632,100.

Our cash at December 31, 2002 is not sufficient to fund operations through the end of fiscal 2003 based on historical operating performance. In order for the Company to maintain its operations it will have to seek additional funding, generate additional sales or reduce its operating expenses, or some combination of these. At current and planned expenditure rates, taking into consideration funding received from the Paradigm, financing reserves are sufficient to fund operations through March 2003.

In August, we closed the first part of a financing funded by Paradigm Group, described in Item 2 of Part II. This first part of the financing comprised the issuance of common stock and warrants for net proceeds of $900,000. Before the end of September 2002, we expected that the second part of the Paradigm Group financing would contribute an additional $915,000 of cash. On October 1, 2002, Paradigm Group delivered an additional $300,000 and requested an extension of 30 days to fund the remaining balance of $615,000. In January 2003, we received $415,000 and an interest-bearing promissory note secured by the principals of Paradigm Group for $200,000 that is payable on registration of the stock. We expect to incur offering costs for the second round of the financing of about $45,000 for net proceeds of $870,000.

In November 2001 and April 2002, we reduced our staff to match our available resources to our immediate needs. In April 2002, certain of our employees and officers agreed to defer compensation or take stock in lieu of cash compensation. The salary deferral, which was in effect from April 2002 through August 2002, has been recorded as an accrued liability in the financial statements as of December 31, 2002. We are continually evaluating our operating plan in light of prevailing market conditions, sales forecasts and personnel needs and will make those changes to our operations that are necessary to extend the life of our cash resources. To date we have postponed planned hires, not replaced certain staff that have left, canceled or not implemented advertising and promotional campaigns, and generally limited discretionary expenses. Where practical, we will continue to limit our expenditures but we believe that our scale of operations for the next three to six months will be substantially similar to that in effect at June 30, 2002. It is our intention to improve our liquidity by focusing on increased sales rather than by reducing expenses.

We have discontinued development of GoXML™ DB and have consummated an agreement with a third-party individual that allows us to retain an ownership interest in this technology without being responsible to fund ongoing development. We do not expect that this transaction will generate cash in the short- or medium-term, if at all.

By reducing the scope of our operations we are better able to focus our efforts and resources on our core products, particularly GoXML Transform and GoXML Registry. We are increasingly applying our efforts to marketing and sales and expect that most of our new hires in the next year will be for sales positions. We are continuing to develop strategic alliances with larger companies that can sell our products to their established customer bases. These alliances include iWay, Seagull Software and Sun Microsystems.

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

Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $1,634,200 during the six months ended December 31, 2002. We expect losses from operations and negative cash flow to continue for the foreseeable future since we have not yet built a sufficient sales network to support our operations. The rate at which these losses will be incurred may increase from current levels. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a materially adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to our financial statements for the year ended June 30, 2002, included in our 10-KSB/A as filed with the Securities Exchange Commission on October 4, 2002. The Company's financial statements and accompanying notes are prepared in accordance with US GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for the Company include revenue recognition, accounting for impairment of long-lived assets, and accounting for research and development expenses.

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

Impairment of Long-Lived Assets - The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets such as intellectual property are recorded at cost and amortized over their estimated useful lives. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should the Company determine that a long-lived asset is impaired, an impairment loss is recognized in the amount the carrying amount of the asset exceeds its fair value.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has applied the provisions of Statements of Financial Accounting Standards Nos. 141 through 146. Implementation of these statements did not result in a material effect on the Company's financial position or operating results as of December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes that its disclosures with regards to these matters are adequate as of December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123. This Statement amends FASB No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, the Company continues to follow the intrinsic value method to account for stock-based employee compensation. The additional disclosure requirements of this statement are effective for financial statements for interim periods beginning after December 15, 2002. Consequently, those disclosures will be included in the Company's financial statements for the quarter ending March 31, 2003.

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

A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors: (a) our products and services may not be accepted in the market place; (b) XML may be adopted by the Internet community more slowly than projected; (c) our products may not be appropriately positioned within market segments; (d) the market which we serve is subject to rapid technological change and quick product obsolescence; (e) we are dependent on a limited number of products; (f) there are, and competitors may develop, functionally similar competitive products; (g) there is extreme competition in the software industry; and (h) those factors set forth from time to time in our press releases and reports and other filings made with the Securities and Exchange Commission. We caution that such factors are not exclusive. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.
ITEM 3	CONTROLS AND PROCEDURES

Peter Shandro, Chief Executive Officer of XML - Global, and Simon Anderson, Chief Financial Officer of XML Global, have established and are currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

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

During the period covered by this Report, we made the following sales of unregistered securities:

On August 23, 2002, Paradigm Group purchased 5,000,000 shares of Common Stock and Class A Warrants exercisable to purchase an additional 3,000,000 shares of Common Stock, for an aggregate gross purchase price of $1,000,000. Subtracted from this amount was a placement agent's fee and non-accountable expense allowance of $85,000. Paradigm Group also received Class A Warrants that provide for the purchase of up to 3,000,000 shares of our common stock at an exercise price of $0.50 per share until December 31, 2005. We estimate that legal fees and other financing costs were approximately $25,000 for aggregate net proceeds of $890,000.

On October 3, 2002, Paradigm Group purchased 1,639,344 shares of Common stock and Class A Warrants exercisable to purchase an additional 983,606 shares of Common stock for an aggregate gross purchase price of $327,900. Subtracted from this amount was a placement agent's fee and non-accountable expense allowance of $27,900. The Class A Warrants provide for the purchase shares of our common stock at an exercise price of $0.50 per share until December 31, 2005. We estimate that legal fees and other financing costs were approximately $20,000 for aggregate net proceeds of $280,000.

Paradigm Group represented and the Company had a reasonable basis to believe that it qualified as an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The securities, which were taken for investment and subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon an exemption set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

As part of this transaction, we agreed to undertake reasonable efforts to register shares of Common Stock and the shares underlying the Class A Warrants by October 23, 2002. Paradigm Group was in default under its agreement with us and so we did not begin the registration of securities. With the completion of the financing in January 2003, we have now initiated the registration process. By subsequent agreement, Paradigm Group has acknowledged that we are not in default under our obligation to register their securities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for the vote of security holders.

Item 6.   Exhibits and Reports Filed on Form 8-K

(a).     Exhibits:
Exhibit No.	Title
10.1	Agreement dated January 29, 2003 between XML - Global Technologies, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, LP governing the payment of the remaining $615,000
10.2	Agreement dated January 29, 2003 between XML - Global Technologies, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, LP governing a license to The Qube software
10.3	Promissory Note dated January 29, 2003 in the amount of $200,000 in favour of XML - Global Technologies, Inc.
10.4	Promissory note guaranty in favour of XML - Global Technologies, Inc.
10.5	Voting Agreement between XML - Global Technologies, Inc. and Paradigm Group II, LLC
10.6	General proxy of Paradigm Group II, LLC
10.7	OEM agreement dated January 29, 2003 between XML - Global Technologies, Inc., Xformity, Inc. and Paradigm Group II, LLC
99.1	Certifications

(b).     Reports on Form 8-K

On October 3, 2002 the Company filed a report on Form 8-K, pursuant to Items 2 and 5 of such Form, regarding the proposed acquisition intellectual property from Vertaport, Inc. and a financing by Paradigm Millennium Fund, LP.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
XML-Global Technologies, Inc.

Date: February 14, 2003	Signature:	/s/Peter Shandro Peter Shandro Chairman of the Board, Chief Executive Officer

Date: February 14, 2003	Signature:	/s/Simon Anderson Simon Anderson Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of XML - Global Technologies, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Shandro, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Shandro
Peter Shandro, Chief Executive
Officer
February 14, 2003