Form 10QSB
period 2003-03-31
XML GLOBAL TECHNOLOGIES INC
filed 2003-05-15
CIK 1048501

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-QSB

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2003

OR

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-23391

XML-GLOBAL TECHNOLOGIES, INC.
 (Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1434313 (I.R.S. Employer Identification No.)

1818 Cornwall Avenue - Suite 22
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

As of May 12, 2003, there were 50,813,436 shares of the issuer's Common Stock outstanding.

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Financial statements
Consolidated Balance Sheets - March 31, 2003 and June 30, 2002
Unaudited Consolidated Statement of Operations and Accumulated Deficit - Three Months and Nine Months Ended March 31, 2003 and 2002
Unaudited Consolidated Statement of Cash Flows - Nine Months Ended March 31, 2003 and 2002
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Controls and Procedure
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

XML-Global Technologies, Inc. and Subsidiaries
Consolidated Balance Sheet
At March 31, 2003 and June 30, 2002

	March 31, 2003 (Unaudited)	June 30, 2002 (Audited)
Assets
Current Assets
Cash and cash equivalents	$ 65,483	$ 369,617
Trade accounts receivable	9,807	203,944
Other receivable	25,549	21,617
Prepaid expenses	20,359	303,486
Deferred issue costs	-	4,004
	121,198	902,668
Property and Equipment, net	42,846	210,089
Intangible Assets
Intellectual property rights, net	-	513,758
Trademarks and patents, net	116,661	123,549
Total Assets	$ 280,705	$ 1,750,064
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$ 227,188	$ 298,612
Foreign income taxes payable	181,043	193,653
Unearned revenue	9,792	527,257
Total Current Liabilities	418,023	1,019,522
Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at March 31, 2003 and June 30, 2002	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized, 49,313,436 and 31,631,336 shares issued and outstanding at March 31, 2003 and June 30, 2002 respectively	4,931	3,163
Convertible stock Note receivable	- (200,000)	100,000 -
Additional paid-in capital	16,418,712	12,653,253
Accumulated other comprehensive (loss)	(55,855)	(27,969)
Accumulated deficit	(16,305,106)	(11,997,905)
Total Stockholders' Equity (Deficit)	(137,318)	730,542
Total Liabilities and Stockholders' Equity (Deficit)	$ 280,705	$ 1,750,064
See accompanying notes

XML-Global Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statement of Operations and Accumulated Deficit
For the Three Months and Nine Months Ended March 31, 2003 and 2002
	Three Months Ended		Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Revenue	$ 84,517	$ 226,721	$ 746,258	$ 633,113
Cost of revenue	1,436	64,214	59,616	216,943
Gross profit	83,081	162,507	686,642	416,170
Operating expenses
Research and development	214,418	401,527	794,085	1,376,024
Marketing and selling	309,104	397,337	892,211	1,097,686
General and administrative	244,430	521,689	1,047,562	1,200,115
Depreciation and amortization	101,379	137,257	311,431	412,210
Restructuring costs	1,883,859	-	1,883,859	-
Stock-based compensation	-	(141,725)	3,000	20,275
Total operating expenses	2,753,190	1,316,085	4,932,148	4,106,310
Operating loss	(2,670,109)	(1,153,578)	(4,245,506)	(3,690,140)
Other income (expense)
Interest income	4,296	2,188	4,416	41,124
Loss on disposal of fixed assets	-	-	-	(195)
Net loss before provision for income taxes	(2,665,813)	(1,151,390)	(4,241,090)	(3,649,211)
Provision for income taxes	7,191	48,401	66,111	127,861
Net loss	(2,673,004)	(1,199,791)	(4,307,201)	(3,777,072)
Accumulated deficit, beginning of period	(13,632,102)	(9,001,939)	(11,997,905)	(6,424,658)
Accumulated deficit, end of period	$ (16,305,106)	$(10,201,730)	$(16,305,106)	$ (10,201,730)
Net loss per share - basic and diluted	$ (0.06)	$ (0.04)	$ (0.11)	$ (0.14)
Weighted average number of shares	45,958,336	27,692,405	39,325,770	27,606,848
See accompanying notes.

XML-Global Technologies, Inc. and Subsidiaries
 Unaudited Consolidated Statement of Cash Flow
For the Nine Months Ended March 31, 2003 and 2002

	Nine Months Ended March 31, 2003	Nine Months Ended March 31, 2002
Cash flows from operating activities
Net loss	$ (4,307,201)	$ (3,777,072)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	311,431	412,775
Expenses paid through the issuance of common stock	-	78,000
Fair value of stock awarded to employees	78,659	-
Stock-based compensation	3,000	20,275
Non-cash restructuring costs	1,796,870	-
Loss on disposal of fixed assets	-	195
Changes in assets and liabilities
Accounts receivable	194,137	(59,426)
Other receivable	(3,933)	19,700
Prepaid expenses	274,196	157,967
Accounts payable and accrued liabilities	(71,424)	66,848
Unearned revenue	(152,465)	(9,909)
Foreign income taxes payable	(12,610)	-
Net cash used in operating activities	(1,889,340)	(3,118,997)
Cash flows from investing activities
Proceeds from sale of investments	-	840,000
Disposition (acquisition) of property and equipment	3,165	(42,735)
Acquisition of trademarks and patents	(6,143)	(12,848)
Acquisition of intellectual property	(6,802)	-
Net cash used in investing activities	(9,780)	784,417
Cash flows from financing activities
Issuance of capital stock net of issue costs	1,638,503	4,040
Net cash provided from financing activities	1,638,503	4,040
Effect of changes in exchange rates	(43,517)	(7,519)
Decrease in cash	(304,134)	(2,338,059)
Cash and cash equivalents, beginning of period	369,617	2,574,605
Cash and cash equivalents, end of period	$ 65,483	$ 236,546
Supplemental disclosure of cash information
Income taxes paid	$ 95,081	$ 153,836
Supplemental disclosure of non-cash information
Stock issued for stock subscription receivable subsequently collected	$ -	$ 20,195
See accompanying notes.

XML-Global technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financing Statements
March 31, 2003 and 2002
(Unaudited)

Note 1 - Organization

Organization

The Company, which is a Colorado corporation, has three active subsidiaries, XML-Technologies, Inc. (a Nevada corporation), Xtract Informatics Inc. (British Columbia, Canada corporation), and XML-Global Research Inc. (a British Columbia, Canada corporation). The Company conducts most of its business activities through these corporations.

Going Concern and Restructuring

The Company has incurred significant losses since inception. Accordingly, the Company's ability to fulfill its business strategy and to ultimately achieve profitable operations is dependent on its capacity to execute its business plan and, if necessary, obtain additional financing or explore merger opportunities.

In late February and March 2003, substantially all of the Company's prospective customers deferred or cancelled their orders. As a result, on March 19, 2003 the company laid off its staff, closed its New York office and undertook a restructuring of its operations. The Company will now focus all its efforts on its GoXML Transform product and will not continue development of GoXML Registry or GoXML Messaging in the foreseeable future. The Company plans to license rights to these other products to third parties.

Before the reorganization, the Company employed 38 people. While all employees were laid off in March 2003, the Company subsequently rehired four staff. In addition, the company has contracted with sales representatives and other contractors to provide services on an as-needed basis. The Company has reduced its expenses to the level that it expects will be supported by sales, with a goal of cutting expenses by 75% from previous levels. The Company plans to augment cash flow from sales by obtaining financing to fund operations in the short term. Success in raising additional financing is dependent on the Company's ability to demonstrate that the restructuring will result in a viable business focusing on XML-based data transformation solutions.

As a result of the reorganization, the Company has written down certain of its assets. In January 2003, the Company acquired rights to The Qube for consideration of 7,000,000 shares of common stock, warrants to purchase 7,000,000 shares of common stock at a price of $0.50 per share and warrants to purchase 2,500,000 shares of common stock at a price of $1.00 per share. At the date of acquisition, the common stock had a value of $980,000 based on the prevailing trading price of $0.14 per share and the warrants had a fair value of $780,000 when priced using the Black Scholes pricing model. In view of the uncertainty regarding the future operations of the Company, and the Company's ability to realize on the rights to The Qube software, the unamortized balance of this amount was written off in the current period.

At the date of the reorganization, there was an unamortized balance of approximately $329,700 relating to acquired intellectual property that is incorporated in GoXML Transform. In view of uncertainty regarding the Company's prospects and the acquisition of substitute intellectual property in April 2003 (see Note 10, Subsequent Events), this amount was written off in the current period.

The Company will not able to honor its lease commitments with landlords in Vancouver and New York. Accordingly, it has written off the lease deposits as it does not expect to recover these amounts. Furthermore, the Company sold certain of its equipment after March 31, 2003. Equipment has been written down, where applicable, to the amounts realized on the subsequent sale.

In prior periods, the Company had accrued a salary deferral that was payable subject to available cash. The deferral was only payable to continuing employees. On termination of these employees, the salary deferral obligation ceased and the remaining obligation has been offset against severance costs otherwise determined.

As described in further detail below, a customer terminated a contract in April 2003. There was a balance of unearned revenue associated with this contract, but in accordance with the terms of the contract, the Company will not have to refund this money or provide services. The gain resulting from termination of the contract has been offset against restructuring costs otherwise determined.

In aggregate, the company has incurred net restructuring costs of $1,883,859.
Employee severance costs, net of deferral forfeited	$ 89,931
Other current assets considered not recoverable	4,588
Loss on equipment sales	31,896
Equipment written down to net realizable value	32,772
Intangible assets written off	1,760,000
Intellectual property written off	329,672
Unearned revenue eliminated on termination of contract	(365,000)
Total restructuring costs	$1,883,859

In August 2002, the Company entered into an agreement with Paradigm Group whereby the Company was to issue stock and stock purchase warrants for net proceeds after offering costs of approximately $1,800,000. The Company and Paradigm Group amended this agreement in January 2003. The Company received total cash proceeds of $1,630,000 ($915,000 in August 2002, $300,000 in October 2002 and $415,000 in February 2003). In February 2003, the Company also received a promissory note in the amount of $200,000, personally guaranteed by the principals of Paradigm Group, payable when the Company completes the registration of the securities sold in the offering. As of March 31, 2003, due to pending material events, the Company had not filed a registration statement. In April 2003, the Company received a term sheet from Paradigm Group to provide up to $200,000 of equity financing, as discussed in Note 10, below.

The financial statements are prepared on a going concern basis. No adjustments or presentation modifications have been made for potential effects on financial position or results of operations, should the Company not be able to continue as a going concern.

Termination of Customer Agreement

In June 2002, the Company entered into a software licensing and support agreement with a customer. Under this agreement, the customer received rights to our GoXML Transform technology and agreed to pay royalty and support payments of $500,000 plus a minimum of $750,000 over three years. On March 21, 2003, the customer declared that the Company was in material breach of this agreement and on April 21, 2003 the customer terminated the agreement due to the alleged failure of the Company to remedy the material breach. The Company disputes that it breached the agreement. In accordance with the terms of the Agreement, the Company is due royalty and support payments in respect of sales for the period January 1, 2003 to April 21, 2003 but will not receive any further royalty and support payments. Management does not intend to pursue further actions against the customer.

Note 2 - New Accounting Pronouncements

The Company has applied the provisions of Statements of Financial Accounting Standards Nos. 141 through 146. Implementation of these statements did not result in a material effect on the Company's financial position or operating results as of March 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes that its disclosures with regards to these matters are adequate as of March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations.

Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). This statement amends FASB statement No. 123, "Accounting for Stock-Based Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair vale based method of accounting for stock-based employee compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Had compensation cost for the Company's stock option plan been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net loss and net loss per share would have been reflected as follows:
	Three Months Ended March 31		Nine Months Ended March 31
	2003	2002	2003	2002
Net loss as reported	$(2,673,004)	$(1,199,791)	$(4,307,201)	$(3,777,072)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards effects net of related tax	$ (60,986)	$ (38,137)	$ (196,594)	$ (228,615)
Pro forma net loss	$(2,733,990)	$(1,237,928)	$(4,503,797)	$ (4,005,687)
Basic and diluted loss per share as reported	$ (0.06)	$ (0.04)	$ (0.11)	$ (0.14)
Basic and diluted pro forma loss per share	$ (0.06)	$ (0.04)	$ (0.11)	$ (0.15)

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

The Company entered into a software-licensing agreement under which the customer receives the exclusive right to include XML's technology in their suite of products. The term of the contract was for three years under which the Company received an up-front payment of $500,000. Annual royalty payments are based upon a percentage of sales for the customer's products for which XML's technology is embedded, however the Company was to receive minimum royalty payments of $250,000 per year over the three-year period. Revenue from this contract, including the initial payment of $500,000, was to be recorded ratably over the three-year period. Should the royalty payments based upon sales exceed the minimum payments on an annual basis, the Company would record those amounts as earned. The ratable amount of revenues recognized under this contract for the nine months ended March 31, 2003 was $198,000, which agrees to actual royalty payments earned for that period. In April 2003, the customer terminated the agreement, as described in Note 1. The Company has assessed its ability to collect amounts under this contract and believes that the conditions necessary for the recognition of revenue have been met. The unearned portion of the $500,000 initial payment had been included in unearned revenues on the consolidated balance sheet and has been applied against reorganization costs (see Note 1).

Note 5 - Major Customers

During the three months ended March 31, 2003, one customer accounted for 76% of total revenues. During the three months ended March 31, 2002, two customers accounted for 70% of revenues.

Note 6 - Income Taxes

Although the Company has incurred losses to date, it has been subject to income taxes. Taxes are payable by the Company's Canadian subsidiary on its operating profits, which cannot be offset against losses incurred by the Company.

Note 7 - 1999 Equity Incentive Plan

On October 19, 1999, the Company adopted a stock incentive plan (the "1999 Stock Plan") to provide incentives to employees, directors and consultants. At the Company's annual general meeting, held May 14, 2001, the Company's shareholders approved an increase in the number of options under the 1999 Stock Plan from 4,000,000 to 6,000,000. Accordingly the Company has reserved a total of 6,000,000 shares of Common Stock for issuance with the maximum term of options being ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. As of March 31, 2003, the Company has granted 6,125,460 options to employees, directors and consultants, 1,758,300 of which have been forfeited and 22,500 of which have been exercised. The options have a seven-year term and typically vest over three years. The company has also issued stock compensation of 513,100 shares, under the 1999 Stock Plan. At March 31, 2003, 1,244,740 options remain available for future issuance and a further 3,320,000 options were held by employees and a director completing their termination period.

On September 5, 2001, the Company's Board of Directors approved a reduction in the exercise price of previously granted options. Stock options granted at prices between $0.37 and $3.00 were repriced to between $0.35 and $1.50. The reduction in the exercise price of these options had the following effects on the Company's results of operations:
*

In the nine month period ending March 31, 2003, the Company recognized a one-time expense of $19,000 relating to the increase in the fair value of options granted to contractors and non-elected advisory board members for which an expense was recognized in prior periods.

*

Option awards to employees and directors, for which no expense was previously recognized, are now subject to variable accounting from the date of the modification. As a result, the excess of the Company's stock price over the option exercise price, as determined from time to time, will be expensed over the then remaining life of the options. Since the Company's stock price at March 31, 2003 was less than the exercise price of the options, there was no expense adjustment required in the nine-month period ending March 31, 2003. During the six months ending December 31, 2001, the Company recognized an expense of $143,000, which represented the aggregate, for all repriced stock options, of the amount by which $0.40 (which was the closing price of the Company's stock on December 31, 2001) exceeded the revised exercise price. This expense was reversed in the period ended March 31, 2002 as the Company's stock price declined below $0.40.

A summary of the status of the Plan during nine months ended March 31, 2003, with comparative figures for 2002, is as follows:
	2003		2002
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Options outstanding at June 30	4,045,300	$ 0.31	3,173,000	$ 1.04
Granted	918,160	$ 0.17	605,800	$ 0.35
Exercised	-	-	(22,500)	$ 0.33
Forfeited	(743,800)	0.35	(284,500)	0.35
Options outstanding at March 31	4,219,660	$ 0.27	3,471,800	$ 0.36
Options exercisable at March 31	3,151,860	$ 0.30	2,871,100	$ 0.36

The Company applies the provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock-based awards. Accordingly, costs for employee stock options or issuance of shares is measured as the excess, if any, of the fair value of the Company's common stock at the measurement date over the amount the employee must pay to acquire the stock. The cost for the issuance of options to non-employees is based on the fair value of the options granted at the date the services were performed using the Black-Scholes option pricing model. The fair value of options granted to consultants recognized in the nine months ended March 31, 2003 was $3,000, compared to $19,000 in the prior year.

Note 8 - Lease Commitment

The Company leased its Vancouver, British Columbia operating facility under lease agreements that run through June 30, 2005. In May 2003, as discussed in Note 10, the Company reached an agreement with its Vancouver landlord to lease a smaller area for a shorter period, with the new lease ending on May 31, 2004. The lease agreement requires that the Company pay its proportional share of operating costs and property taxes.

In December 2002, the Company signed a new lease for office space in New York, which commenced on January 1, 2003 and was to run to January 31, 2006. In April 2003, as discussed in Note 10, the Company reached an agreement to terminate the New York lease. As discussed in Note 1, upon termination of the lease the Company wrote off $4,588 of prepaid assets.

Future minimum lease payments, after adjusting for amended lease terms excluding the Company's share of operating costs and property taxes, are as follows:
Period Ending June 30,
2003	13,541
2004	17,066
$ 30,547

The effect of scheduled rent increases and "rent holidays" included in the Company's leases were recognized on a straight-line basis over the term of the leases. During the nine months ended March 2003 and 2002, rent expense was $163,900 and $170,900, respectively.

Note 9 - Stockholders' Equity

During the quarter ended March 31, 2003, the Company entered into equity transactions, as described below. These issuances are exempt from registration in reliance on Rule 506 of Regulation D or Section 4(2) of the Securities Act of 1933. On February 3, 2003, the Company issued to the Paradigm Group:
1)	10,360,656 shares of common stock;
2)	share purchase warrants to purchase 9,016,494 shares of common stock at a price of $0.50 per share; and
3)	share purchase warrants to purchase 2,500,000 shares of common stock at a price of $1.00 per share.

We have agreed to register for resale the common stock and the common stock underlying warrants issued to Paradigm Group. As further discussed in Note 10, the Company re-negotiated the terms of this financing arrangement.

In January 2003, the party that held 100,000 of stock in a subsidiary that is exchangeable for common stock of the Company exercised its rights of conversion. As a result, we canceled 100,000 shares of Convertible Stock and issued 100,000 shares of Common Stock.

Note 10 - Subsequent Events

In April 2003, the Company sold its Xtract product and customer relationship for cash consideration of approximately $51,000 (C$75,000).

In April 2003, the Company entered into a mutual release agreement with Paradigm Group. In exchange for the Company releasing Paradigm Group from the final $200,000 payment to purchase securities under a prior agreement and releasing the principals of Paradigm Group from personal guarantees in respect of the $200,000 note receivable, Paradigm Group has released the Company and its principals and has provided a term sheet to finance the Company for up to $200,000 at $0.01 per share, less a 9% fee and a non accountable expense allowance of $5,000 per draw and up to 20,000,000 warrants exercisable at $0.065 per share and expiring December 31, 2004. The term sheet provides for payment of $25,000 at closing, $50,000 at April 30, 2003 and $25,000 upon written demand by XML Global but no earlier than May 15, 2003. The remaining balance of $100,000 will be made available as needed by the Company. The Company also agreed to appoint a representative of Paradigm Group to the board of directors. The remaining funds will be drawn down at the discretion of the Company. At the date of this Report, Paradigm Group has provided gross proceeds of $25,000 under this arrangement.

In April 2003, we entered into an agreement with individuals (the "Developers"), including three former employees of the Company, to acquire rights to proprietary transformation software technology. As consideration for this technology, the Company has granted the Developers warrants to purchase 16,000,000 shares of common stock at $0.04 per share as long as they are employed by the Company. If the Company sells the source code for this software to a third party before April 14, 2004, the individuals will be eligible to receive 50% of the gross proceeds. If the Company sells the technology between April 14, 2004 and April 14, 2007, the Developers have an option of first refusal. The Developers have agreed to work for below-market rates in exchange for a bonus pool calculated at 25% of the operating profit for the period ending December 31, 2003 and 10% of the operating profit for the six months ending June 30, 2004.

On April 21, 2003, a customer terminated a software licensing and support agreement as described in Note 1.

In April 2003, the Company reached an agreement with its New York landlord to terminate the lease for the New York office. As consideration for terminating the lease, the Company agreed to forfeit its rent deposit of $4,300 and pay rent in arrears of $4,300.

In May 2003, the Company reached an agreement with its Vancouver, Canada landlord to shorten its lease commitment to one year with gross rent and common area charges payable of approximately $23,000 (C$32,000). As consideration, the Company agreed to forfeit its rent deposit of $4,000 and abandoned certain furniture and equipment with a net book value of $7,000 in favor of the Landlord.
ITEM 2	Management's discussion and analysis of Financial Condition and results of Operations

From our formation until late 2001, we focused our efforts on technology development and commercialization. In the last 18 months we have increasingly devoted our efforts to addressing those market segments that offer the greatest opportunities, namely the rapid implementation of data integration both in business-to-business and intra-enterprise application-to-application environments. Substantially all of our revenues are now derived from the sale and implementation of software in those market segments.

In late February and March 2003, substantially all of our prospective customers deferred or cancelled their orders. As a result, on March 19, 2003 we laid off our staff, closed our New York office and undertook a restructuring of our operations. We are now focusing all our efforts on our GoXML Transform product and do not plan to continue development of GoXML Registry or GoXML Messaging in the foreseeable future. We plan to license rights to these other products to third parties. The clear focus on GoXML Transform has allowed XML Global to significantly reduce its overhead. Following the reorganization, the number of staff has decreased by over 75% from 38 to eight employees and contractors, with a commensurate decline in operating expenses.

In April 2003, we acquired, from individuals, the rights to proprietary transformation technology that we believe will result in a significant performance improvement for GoXML Transform. Our intention is to incorporate this technology into our existing GoXML Transform products and we plan to release a beta version of this software in our fourth fiscal quarter. We will continue to market to businesses integrating internal and external legacy systems employing disparate data structures in the United States, Canada, UK, and Asia.

In January 2003, we amended the financing transaction with the Paradigm Group that we originally entered into in August 2002 and received a further $415,000 as a result. In April 2003, we further amended this financing arrangement to secure up to $200,000 of additional financing. In conjunction with the financing transactions, we had originally intended to acquire certain intellectual property from Vertaport, Inc., but Vertaport, Inc. was unable to perform under the agreement. The Company has instead purchased from Paradigm Group an assignment of a license (the "Qube License") to Xformity, Inc.'s The Qube software. The license gives us non-exclusive, non-transferable worldwide, royalty-free license to market, distribute, copy and sublicense the object code of The Qube software to customers or distributors for use by customers. It was our intention to market The Qube in conjunction with our GoXML™ Transform and GoXML™ Registry products, allowing us to more directly cater to businesses that use Microsoft-based enterprise applications. As a result of the reorganization of our affairs in March 2003, the outlook for our sales of The Qube is uncertain, however, we plan to market it at the appropriate time.

As part of the financing transactions, Paradigm Group entered into a voting agreement with a voting proxy that allows Peter Shandro (our Chairman and Chief Executive Officer), or Simon Anderson (our Chief Financial Officer), or a substitute, to vote common stock on behalf Paradigm Group until January 31, 2005. We believe that, following this transaction, Paradigm will hold 17,100,000 shares of our common stock, or 33.7% of the issued and outstanding shares of the Company as of the date of this report. Paradigm Group also holds share purchase warrants to purchase 11,0251,895 shares of common stock at a price of $0.50 per share, an additional 2,072,886 shares of common stock at $1.00 per share and 2,500,000 shares of common stock at $0.065 per share. The voting agreement and proxy also cover any additional shares of common stock that Paradigm Group may acquire in the future, including shares issuable upon exercise of warrants.

RESULTS OF OPERATIONS

Our reorganization will have a significant effect on our results of operations. Accordingly, our historical results of operations are not indicative of expected future results.

REVENUE. Revenue consists of fees received from the sale of e-business and data integration solutions and XML-related consulting services. Revenue was $84,500 for the three months ended March 31, 2003, compared to $226,700 for the three months ended March 31, 2002. Sales in the three months ended March 31, 2003 represented a significant decline over prior periods. For the nine months ended March 31, 2003 and 2002, revenue was $746,300 and $633,100 respectively. In the current period all revenues were from the sale of our products and related services. In the prior year, revenues were largely derived from a combination of government consulting and software sales. Effective June 30, 2002, we closed our consulting group, which was largely focused on providing software architecture services to government.

COST OF REVENUE. Cost of revenue includes salaries to employees and contractor fees that are directly attributable to services provided in the period and license fees for software products that we license from third parties. For the three months ended March 31, 2003 and 2002, these costs were $1,400 and $64,200 respectively. For the nine months ended March 31, 2003, $59,600 was included in the cost of revenue, compared to $216,900 for the nine months ended March 31, 2002. The proportionate decline in the cost of revenue in the current fiscal year, relative to revenues, reflects the greater proportion of software and on-line service revenues in the current period. Our own software and on-line service have only a nominal cost of revenue.

RESEARCH AND DEVELOPMENT EXPENSES. Product and content development costs include expenses we incur to develop our technology. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain software. Research and development expenses were $214,400 for the three months ended March 31, 2003, compared to $401,500 for the three months ended March 31, 2002. For the nine months ended March 31, 2003 and 2002, these costs were $794,100 and $1,376,000 respectively. The decreased expenditures over the previous year are mainly due to reduced staffing levels following completion of the main development cycle. We expect that future development expense will be even lower as we focus exclusively on our GoXML Transform product.

MARKETING AND SELLING EXPENSES. Marketing, sales and client services costs include expenses we incur to obtain and maintain client relationships and manage product development. These costs include fees paid to contractors and consultants, related travel and incidental costs and advertising and promotion costs. For the three and nine months ended March 31, 2003, sales and marketing expenses were $309,100 and $892,200, respectively. Sales and marketing expenses in the three and nine months ended March 31, 2002 were $397,300 and $1,097,700, respectively. We increased our sales force in the quarter ended December 31, 2002, but the related increase in salaries costs was offset by lower expenditures on product management and advertising compared to the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries, contractor fees and related costs for general corporate functions, including travel, rent, accounting and legal expenses. For the three months ended March 31, 2003, general and administrative expenses were $244,400, down from $521,700 in the three months ended March 31, 2002. For the nine months ended March 31, 2003 and 2002, these costs were $1,047,600 and $1,200,100, respectively. The decrease in general and administrative expenses is largely due to a decline in investor relations activities.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense reflects depreciation of computer hardware, software, equipment, leasehold improvements and amortization of intellectual property over estimated useful lives of between two and five years. Depreciation and amortization expense was $101,400 and $137,300, respectively for the quarters ended March 31, 2003 and 2002. For the nine months ended March 31, 2003, this expense was $311,400, compared to $412,200 for the same period in 2002. The decrease is due to a lower investment in intellectual property, which in turn is due to the write-off of our investment in GoXML™ DB in June 2002.

RESTRUCTURING COSTS. In March 2003, we restructured our operations and incurred net restructuring costs of $1,883,900 as a result. The largest costs were write-offs of intangible assets relating to The Qube ($1,760,000) and GoXML Transform ($329,700), offset by unearned revenue that was eliminated on termination of a contract ($365,000). The other components of restructuring costs included net employee severance costs ($89,900), loss on sale of equipment ($31,900), equipment written down to net realizable value ($32,800) and other current assets written off as they are not expected to be recoverable ($4,600).

STOCK-BASED COMPENSATION. In the nine months ended March 31, 2003, we granted options to a consultant that, valued using the Black-Scholes method, have a fair value of $3,000. There was no expense in the three months ended March 31, 2003. The fair value of options awarded to consultants in the three and nine months ended March 31, 2002 was nil. On September 5, 2001, the Board of Directors unanimously voted in favor of repricing substantially all stock options granted prior to that date. Consequently, these options are now accounted for as variable options. Stock options granted at prices of between $0.37 and $3.00 were repriced to between $0.35 and $1.50. The trading price at that date was $0.31 per share. At December 31, 2001, the closing price of the Company's stock was $0.40, and compensation expense has been recorded in respect of those options repriced to below $0.40. For the nine months ended March 31, 2002, this expense was $20,300, and for the three months then ended, a recovery of $141,700 was recorded. There was no expense relating to the repricing of options in the current period as the exercise price of the repriced options exceeded the closing price of the Company's stock on March 31, 2003.

INTEREST INCOME. During the three months ended March 31, 2003, interest income in the amount of $4,300 was earned. We earned $2,200 for the same period ended March 31, 2002. During the nine months ended March 31, 2003, $4,400 was earned, compared to $41,100 for the nine months ended March 31, 2002. Changes in interest income generally reflect the balance of funds on hand which has varied depending on fundraising initiatives and spending patterns. In prior periods, we earned interest income on funds received from private equity placements.

PROVISION FOR INCOME TAXES. Although the Company incurred a consolidated loss during the three and nine months ended March 31, 2003, it recorded $7,200 and $66,100 respectively of income tax expense relating to certain income attributable to taxing jurisdictions in Canada, compared to $48,400 and $127,900 for the same periods ended March 31, 2002. Increases in deferred tax assets resulting from the foreign tax credits generated by these taxes, as well as net operating losses, have been offset completely by similar increases in the valuation allowance applied to the Company's net income tax expense or benefit.

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

To date, we have experienced negative cash flows from operating activities. For the nine months ended March 31, 2003, net cash used in operating activities was $1,889,300 and was primarily attributable to our net loss of $4,307,200. The net loss for the year was partially offset by non-cash depreciation and amortization of $311,400, the non-cash component of restructuring costs of $1,796,900 and stock awards of $78,700, other stock-based compensation of $3,000, and a net cash inflow of $227,900 with respect to working capital changes. In the nine months ended March 31, 2002, net cash used in operating activities was $3,119,000.

For the nine months ended March 31, 2003, net cash used in investing activities was $9,800, which was primarily due to the acquisition of trademarks and patents and of intellectual property. In the nine months ended March 31, 2002, cash provided from investing activities amounted to $784,400.

For the nine months ended March 31, 2003, financing activities generated $1,638,500 of cash which we raised from the private placement of equity securities. In the nine months ended March 31, 2002, $4,000 was generated from the issuance of capital stock.

Changes in exchange rates had a net effect of decreasing our cash balance by $43,500, compared to a decrease of $7,500 in the prior year.

As of March 31, 2003, we had $65,500 in cash and cash equivalents and no short-term investments, compared to $236,500 and $140,000 respectively at March 31, 2002.

As of March 31, 2003, we had no contractual capital commitments outstanding.

We have incurred costs to design, develop and implement search engine and electronic commerce applications and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of March 31, 2003 we had an accumulated deficit of $16,305,100.

Our cash at March 31, 2003 is not sufficient to fund operations through the end of fiscal 2003 based on historical operating performance. In order for the Company to maintain its operations it will have to seek additional funding, generate additional sales or reduce its operating expenses, or some combination of these. At current and planned expenditure rates, taking into consideration funding received from the Paradigm, financing reserves are sufficient to fund operations through May 2003.

In August 2002, we closed the first part of a financing funded by Paradigm Group, described in Item 2 of Part II. This first part of the financing comprised the issuance of common stock and warrants for net proceeds of $900,000. Before the end of September 2002, we expected that the second part of the Paradigm Group financing would contribute an additional $915,000 of cash. On October 1, 2002, Paradigm Group delivered an additional $300,000 and requested an extension of 30 days to fund the remaining balance of $615,000. In January 2003, we received $415,000 and an interest-bearing promissory note secured by the principals of Paradigm Group for $200,000 that is payable on registration of the stock. In April 2003, we agreed to cancel the promissory note and the related shares, and accept financing of $200,000 as described in Note 10 of the financial statements in Item 1. We expect to incur offering costs for the second round of the financing of about $55,000 for net proceeds of $860,000, if we draw down the full $200,000.

In November 2001, April 2002 and March 2003, we reduced our staff to match our available resources to our immediate needs. In April 2002, certain of our employees and officers agreed to defer compensation or take stock in lieu of cash compensation. The salary deferral, which was in effect from April 2002 through August 2002, had been recorded as an accrued liability in the financial statements. The salary deferral was forfeited at the date that employees left. Most employees signed termination agreements forgoing any salary deferral obligation and any remaining obligation has been accrued by the Company.

We expect that our expenses for the foreseeable future will be limited to supporting a staff (including contracted sales representatives) of eight to ten people, although we will not hire unless sales are there to support the salary and contract fee costs. It is our intention to improve our liquidity by focusing on increased sales.

We have discontinued development of GoXML™ DB and have consummated an agreement with a third-party individual that allows us to retain an ownership interest in this technology without being responsible to fund ongoing development. We have discontinued development of GoXML Messaging and GoXML Registry. We have entered into a non-exclusive agreement to license these products to a third party. Under the terms of the agreements for GoXML Messaging and GoXML Registry, we have rights to updates at no cost, for a limited time. We do not expect these transactions to generate significant cash in the short- or medium-term, if at all.

By reducing the scope of our operations we are better able to focus our efforts and resources on GoXML Transform, which is the product that has enjoyed the best market success to date. We have previously entered into partnership agreements to market and resell our software. One of our business partners has terminated our agreement citing alleged breach of contract. Given changes in the nature of our operations, we consider it unlikely that the other partnership arrangements will generate revenue in the near term or at all.

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

Our ability to generate significant revenue is uncertain. We incurred net losses of approximately $4,307,200 during the nine months ended March 31, 2003. We expect losses from operations and negative cash flow to continue for the foreseeable future since we have not yet built a sufficient sales network to support our operations. The rate at which these losses will be incurred may increase from current levels. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenue to achieve profitability, which would have a materially adverse effect on our business, financial condition and results of operations. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

Our working capital requirements depend on numerous factors. We have reduced our personnel and expenses to match our expected revenues and so our working capital requirements are much lower than in the past. We expect, however, that if our sales efforts are successful, we will incur additional expenses as we increase our marketing, sales and software development activities. If we experience a shortfall in revenue in relation to expenses, our business, financial condition and results of operations could be materially and adversely affected.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to our financial statements for the year ended June 30, 2002, included in our 10-KSB/A as filed with the Securities Exchange Commission on October 4, 2002. The Company's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for the Company include revenue recognition, accounting for impairment of long-lived assets, and accounting for research and development expenses.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has applied the provisions of Statements of Financial Accounting Standards Nos. 141 through 146. Implementation of these statements did not result in a material effect on the Company's financial position or operating results as of March 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes that its disclosures with regards to these matters are adequate as of March 31, 2003.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123. This Statement amends FASB No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of March 31, 2003, the Company continues to follow the intrinsic value method to account for stock-based employee compensation. The additional disclosure requirements of this statement have been included in the Company's financial statements for the quarter ending March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations.

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

Garry Kupecz, Chief Operating Officer (Principal Executive Officer) of XML - Global, and Simon Anderson, Chief Financial Officer of XML Global, have established and are currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

Our Chief Operating Officer (Principal Executive Officer) and Chief Financial Officer conduct an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II  -  OTHER INFORMATION

Item 1.    Legal Proceedings

At the date of this report, there are no pending legal proceedings in which we are a party and we are not aware of any threatened legal proceedings except as disclosed below.

On May 14, 2003, we received correspondence from counsel for ecMarket.com Inc. claiming that certain confidential and proprietary information of ecMarket.com Inc. has been unlawfully disclosed to us and has been used by us in our GoXML Transform product. We are investigating this matter and will refer it to counsel at the earliest opportunity.

Item 2.     Changes in Securities

There were no changes in the rights of our securities in the period.

During the period covered by this Report, we made the following sales of unregistered securities:

On January 29, 2003, Paradigm Group purchased 3,360,656 shares of Common Stock and Class A Warrants exercisable to purchase an additional 2,016,494 shares of Common Stock at a price of $0.50 per share for an aggregate gross purchase price of $615,000. $415,000 of this was received in cash in February 2003, with the balance of $200,000 due upon registration of the underlying stock. The $200,000 obligation was secured by a guaranty of the principals of Paradigm Group, although in April 2003 we released Paradigm from the obligation to finance the final $200,000 in exchange for a further offer to finance, described below.

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

As part of this transaction, we agreed to undertake reasonable efforts to register shares of Common Stock and the shares underlying the Class A Warrants by October 23, 2002. Paradigm Group was in default under its agreement with us and so we did not begin the registration of securities. By subsequent agreement, Paradigm Group acknowledged that we are not in default under our obligation to register their securities. In conjunction with Paradigm Group's April 2003 offer to provide financing of up to $200,000, we have agreed to use reasonable efforts to prepare and file a registration statement to register a sufficient number of shares of Common Stock to accommodate the maximum number of shares to be issued in accordance with the Paradigm Group financings.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted for the vote of security holders.

Item 6.   Exhibits and Reports on Form 8-K

(a).        Exhibits
Exhibit No.	Title
10.1	Mutual Specific Release dated April 21, 2003 between XML-Global Technologies, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, LP releasing the parties from various obligations.
10.2	Supplemental Term Sheet dated April 9, 2003 from Paradigm Group LLC, offering to purchase stock from XML-Global Technologies, Inc.
10.3	Notice of Termination by Information Builders, Inc. and iWay Software Company to XML-Technologies, Inc. in respect of a Software Licensing and Support Agreement dated June 14, 2002.
10.4

Agreement dated April 17, 2003 between Duane Nickull and Matt MacKenzie, doing business as "Yellow Dragon Software" and XML Global Technologies, Inc. permitting Yellow Dragon to acquire certain intellectual property rights to GoXML Registry.

10.5

Agreement dated April 17, 2003 between Duane Nickull and Matt MacKenzie, doing business as "Yellow Dragon Software" and XML Global Technologies, Inc. permitting Yellow Dragon to acquire certain intellectual property rights to GoXML Messaging.

99.1	Certifications

(b).        Reports on Form 8-K

On March 21, 2003 the Company filed a report on Form 8-K, pursuant to Item 5 of such Form, regarding the deferral of orders by customers and the suspension of the Company's operations as a result.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

XML-Global Technologies, Inc.
Date: May 15, 2003	Signature:	/s/Garry Kupecz Garry Kupecz Chief Operating Officer, Principal Executive Officer
Date: May 15, 2003	Signature:	/s/Simon Anderson Simon Anderson Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of XML - Global Technologies, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Garry Kupecz, Chief Operating Officer and Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Garry Kupecz
 Garry Kupecz, Chief Operating
Officer, Principal Executive Officer
May 15, 2003