Form 10KSB
period 2003-06-30
XML GLOBAL TECHNOLOGIES INC
filed 2003-10-03
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2003

OR

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-23391

XML-GLOBAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
Colorado (State or other jurisdiction of incorporation or organization)	84-1434313 (I.R.S. Employer Identification No.)

Suite 22 - 1818 Cornwall Avenue
Vancouver, BC, Canada V6J 1C7
(Address of principal executive offices, including zip code)

Registrant's Telephone No., including area code: (800) 201-1848

_______________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes X      No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $860,642.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of June 30, 2003 was $1,654,512.

There were 58,055,736 shares of common stock outstanding, as of September 24, 2003.

Transitional Small Business Disclosure Format (Check one): Yes ____; No      X

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 9, 10, 11 and 12) is incorporated by reference to portions of the issuer's definitive proxy statement for its 2003 Annual Meeting of Stockholders.

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

XML-Technologies is a Nevada corporation organized on May 18, 1999 as the parent company to XML-Global Research Inc. and Walkabout Website Designs Ltd., both of which are British Columbia corporations. XML Technologies and its subsidiaries engage in the business of developing software applications using XML (eXtensible Markup Language). XML is an abbreviated version of SGML (Standard General Markup Language), an international standard for defining descriptions of the structure and content of electronic documents.

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

On January 17, 2001, we acquired the issued shares of Bluestream Database Software Corp through a newly incorporated subsidiary, 620486 BC Ltd. Bluestream is a British Columbia corporation which had developed proprietary XML database software. On April 15, 2002, the Company entered into a letter of intent to allow Mr. James Tivy to indirectly purchase an interest in Bluestream. The transaction closed on September 26, 2002 and we now hold preferred shares in Bluestream with a redemption value of $575,000 and a 45% interest in Bluestream's common stock. Due to the uncertainty of realizing value or a return on the preferred stock, we ascribe only a nominal carrying value.

On November 5, 2001, XML Global formed LE Informatics, Inc., a Delaware corporation, as a wholly-owned subsidiary to market our products and services to the law enforcement sector. The Company planned to transfer its intellectual property rights associated with our "Xtract" software to LE Informatics, Inc. and license our other products to LE Informatics, Inc. From December 2001 to April 2002, LE Informatics and its wholly-owned subsidiary Xtract Informatics Inc. engaged in the marketing of XML software to law enforcement agencies. LE Informatics and its subsidiary ceased law enforcement software operations in April 2002. We currently conduct our Canadian operator through Xtract Informatics Inc.

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

We continue to develop proprietary XML-based solutions for the Internet-based economy with a focus on e-commerce and the conversion of data from legacy formats to XML. Our main sources of revenue are currently from XML-related consulting and the licensing of our software. In fiscal 2002, sales of our products accounted for about 40% of our revenues, while the balance of our revenue was earned from consulting and implementation services. In fiscal 2003, we earned about 90% of our revenues from the sale of products and the balance from implementation services.

During the year ended June 30, 2003 our operations were funded by a combination of the issuance of common stock and sales of products and services. iWay Software, a division of Information Builders, Inc. accounted for 41% of fiscal 2003 revenues. Effective April 21, 2003, our relationship with iWay Software terminated. We currently do not have any economic dependence on a customer or group of customers.

On September 18, 2003 we signed a definitive agreement to sell substantially all of our business assets to Xenos Group Inc. in exchange for $1,250,000 in cash, 1,000,000 shares of Xenos Group and the assumption of our current accounts payable and certain support and maintenance obligations to our customers. The stock portion of the purchase price will be held in escrow for one year.

We have a price guarantee on the Xenos Group stock, which would entitle us to an additional cash payment in Canadian dollars if the 20 trading day average closing share price of the Xenos Group stock before the one year anniversary of the asset purchase agreement is less than C$3.50. The maximum additional payment is C$1,340,000.

Of the asset sale proceeds, we have agreed to pay the software developers who sold us the Transform Kernel in April 2003 a total of $250,000 and assign to them 250,000 shares of the Xenos stock. We also expect to incur professional and other expenses associated with the sale of about $110,000.

The closing date for the asset sale will be no later than the second business day following the day on which the last of the closing conditions is satisfied, but in no event later than December 31, 2003. The remaining discussion of our operations discloses our plans should the expected sale to Xenos not complete.

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

Marketing Strategy

Our marketing message is that we provide data transformation, ebXML registry and messaging related capabilities in the form of single-vendor XML middleware software. We are currently focusing our efforts on client sales to mid-large enterprise accounts. In the coming year, we intend to use our existing sales representatives, resellers and other channels to distribute our products in targeted vertical sectors. Some of the specific marketing initiatives include:
*

Streamline delivery systems - While we sell and install our products, we are working to expand our sales channels through systems integrators and independent software vendors that will incorporate our software into their offerings.

*

Enhance market awareness - This will include branding, Internet marketing, technology and data alliances to improve our business image with leading industry, standards and technology groups, and expanding our sales capacities.

Target Customers

Our success in discussions with prospective companies leads us to conclude that we should focus our efforts on Global 5000 companies (the 5000 largest companies in the world) since these companies potentially offer the largest returns. Global 5000 companies have complex information technology systems and integration problems that our middleware is well suited to solving. While we have sold directly to end users, we also reach Global 5000 customers by using resellers and systems integrators who have established business relationships with many potential customers. It is our intention to develop a small professional services workforce to maximize our infrastructure and focus on our core competency, which is software development and professional services.

Corporate relationships

We have formed co-selling agreements with a number of companies, but these have not generated the expected returns. We recently signed a marketing agreement with Xenos Group Inc in conjunction with the proposed purchase of our business assets by that company.

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

GoXML Transform is our most significant product, accounting for over half our product revenues in fiscal 2003 and 2002. We continue to develop new versions of GoXML Transform to extend its functionality.

GoXML Transform Communications Server

GoXML Transform Communication Server, which replaces XTE in our product lineup, manages complex transformations that are common in e-business initiatives. For example, purchase orders received through EDI transactions may not contain enough information to update a legacy order entry system. Communication Server can accept these purchase orders, enrich them with information from other sources, and submit the result to back-office systems like SAP or CICS-based legacy systems. GoXML Communications Server incorporates GoXML Transform which serves as a universal translator between different data standards.

GoXML Communications Server allows users to integrate XML with EDI, legacy databases, transaction systems, and other non-XML formats using a wide variety of transports, including MQSeries, SOAP, HTTP, TCP/IP, email, FTP, and file systems.

We have recently started selling GoXML Transform Communications Server and expect that it will account for a significant proportion of our sales.

GoXML Registry

GoXML Registry is an enterprise registry platform that employs GoXML Transform using commonly accepted standards, protocols and methodologies, including ebXML and UDDI. GoXML Transform Registry provides a modular, scalable platform that facilitates integration with backend systems and systems belonging to partners, suppliers, and customers in a secure and consistent manner.

We are currently outsourcing development of GoXML Registry to a company controlled by former officers of the Company.

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

We are currently outsourcing development of GoXML Messaging to a company controlled by former officers of the Company.

XML Integration Workbench

XML Integration Workbench combines versions of GoXML Transform, GoXML DB and XMLSpy™ (an XML editor developed by Altova) that can be used in combination to architect and plan data integration and e-business initiatives. We launched XML Integration Workbench in June 2002 and it accounted for about 15% of product sales in fiscal 2003. We expect that this proportion will decline as our emphasis moves to higher dollar value and higher margin products such as GoXML Transform Communications Server.

Competition

We have a number of competitors that are seeking to provide solutions in different ways. Although many companies claim capability across a wide range of business competencies, most have tailored their products to suite a particular project type, project phase or vertical market.

GoXMLTM Transform and Transform Communications Server

Competitors for GoXML Transform are sold by Data Junction Corporation, DataMirror Corporation, Infoteria Corporation, Peregrine Systems, Inc., Redix International, Inc., Softshare, Inc., TIE Commerce, Contivo, Inc. and Mercator Software, Inc. Competitors for GoXML™ Transform Communication Server are sold by Vitria Technology, Inc., WebMethods, Inc., Tibco Software, Inc., SeeBeyond Technology Corporation and Sybase, Inc.

GoXMLTM Registry

Competing registry products for GoXML™ Registry are sold by Tibco Software, Inc. and Oracle Corporation.

GoXML™ Messaging

The market for ebXML compliant messaging products is still developing. Companies currently competing in this arena include Sybase, Inc., BTrade and Briyante Software Corp.

Intellectual property

We attempt to protect our intellectual property to the greatest extent practical using a combination of patents, licenses, trademarks and other methods. We summarize below the steps taken to date and the corresponding limitations.

Patents and Licenses

We hold two US patents in respect of GoXML Transform, the first of which is for an algorithm for fixed structured information processing that implements a high performance means of processing business transaction content allowing simple rule driven scripts to perform otherwise very complex manipulations. The patent also includes the mapping structure and syntax descriptions. The second GoXML Transform-related patent, which also relates to GoXML Registry, is for the use of Internet-based registry dictionary content that enhances the functionality of the Transformation algorithm process. This patent also provides assistance to end users during the process of creating business transaction mappings. We had applied for a 51-point patent covering the contextual search aspects of our GoXML search engine but have let this application lapse after concluding that it will be difficult to generate any revenue from this patent.

Trademarks

We have been granted US and Canadian trademarks for GoXML. We are seeking to protect the trademark in other world jurisdictions.

URLs

We have registered our key Internet URLs including xmlglobal.com and GoXML.com and review these registrations on a regular basis to ensure that they remain current and in good standing.

imitations of Intellectual Property Protection

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

Research and development

We have three full time equivalent employees devoted to software development. In the years ended June 30, 2003 and 2002, we expended approximately $838,000 and $1,724,000 respectively, for development costs related to our products.

Employees

We now have eleven full time employees, all of whom are located at our principal office in Vancouver, British Columbia.

Cost of Compliance with Environmental Laws

We did not incur any separately identifiable costs to comply with environmental laws.

Item 2. Description of Property

We maintain our corporate headquarters in Vancouver, Canada. The Vancouver lease agreement is for approximately 1,300 square feet of office space and expires in April 2004.

The Company owns a variety of computers and other computer equipment for its operational needs.

The Company believes that its facilities and equipment are suitable and adequate for the business of the Company as presently conducted, but it is likely that an expansion will be necessary in the coming year.

Item 3. Legal Proceedings

At the date of this report, there are no pending legal proceedings in which we are a party and we are not aware of any threatened legal proceedings except as detailed below.

On May 14, 2003, we received correspondence from counsel for ecMarket.com Inc. claiming that certain confidential and proprietary information of ecMarket.com Inc. has been unlawfully disclosed to us and has been used by us in our GoXML Transform product. We have retained counsel and responded to the claims of ecMarket.com Inc., which has not made any specific claim regarding the alleged unlawful disclosure.

Item 4. Submission of Matters to a Vote of Security Holders

No matter were submitted to a vote of security holders during the fiscal year ended June 30, 2003.

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

	Common Stock
Quarter Ended	Low	High
December 31, 2000	$1.19	$3.75
March 31, 2001	$0.56	$1.45
June 30, 2001	$0.72	$1.13
September 30, 2001	$0.24	$0.78
December 31, 2001	$0.13	$0.46
March 31, 2002	$0.25	$0.76
June 30, 2002	$0.13	$0.36
September 30, 2002	$0.15	$0.29
December 30, 2002	$0.13	$0.21
March 31, 2003	$0.03	$0.19
June 30, 2003	$0.02	$0.09
September 30, 2003	$0.04	$0.08

On October 1, 2003, the bid and ask prices of our common stock as quoted on the Bulletin Board were $0.05 and $0.06, respectively.

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

Holders

As of June 30, 2003, the Company had 103 shareholders of record. This does not include shareholders who held stock in accounts at broker-dealers.

Dividends

We have not declared or paid any cash dividends on our capital stock since inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Item 6. Management's Discussion and Analysis

RESULTS OF OPERATIONS

REVENUE. Revenue in the year ended June 30, 2003 primarily consisted of fees received from the sale of e-business solutions. In the prior year, XML-related consulting services also contributed to revenue. Revenue was $860,600 for the year ended June 30, 2003, compared to $889,000 for the previous fiscal year. Software and on-line service sales accounted for about 90% of revenues for the fiscal year ended June 30, 2003 compared to 40% in the prior year. Effective June 30, 2002, we closed our consulting group, which was largely focused on providing software architecture services to government. Revenue relating to government consulting operations represented about $435,000 of our fiscal 2002 revenue. We were able to substantially replace this revenue with higher-margin product sales. Our service revenue in fiscal 2003 related to implementing our software.

COST OF REVENUE. Cost of revenue includes salaries to employees and contractor fees that can be directly attributed to project revenue earned in the period, and license fees for software products that we license from third parties. The cost of revenue in the year ended June 30, 2003 was $59,500, compared to $302,900 for the previous fiscal year. The proportionate decline in the cost of revenue in the current fiscal year, relative to revenues, reflects the greater proportion of software revenue in the current period. Our own software products and on-line service have only a nominal cost of revenue although we incur third party license costs on sales of GoXML Integration Workbench and XTE. The cost of revenue associated with government consulting operations represented about $287,000 of our fiscal 2002 cost of revenue.

RESEARCH AND DEVELOPMENT EXPENSES. Product and content development costs include expenses we incur to develop our technology. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain our software. For the years ended June 30, 2003 and 2002, these costs were $837,700 and $1,724,000 respectively. The decreased expenditures in the year just ended reflect decreased staffing levels following completion of the main development cycle and our restructuring in March. Following the restructuring, our development staff declined from 19 to three people. We expect that future development efforts will increase from our current levels but will still be substantially less than they have been historically.

SALES AND MARKETING EXPENSES. Marketing, sales and client services costs include expenses we incur to obtain and maintain client relationships. These costs include fees paid to contractors and consultants, related travel and incidental costs, and advertising and promotion costs. For the year ended June 30, 2003, sales and marketing expenses were $951,900, down from $1,121,400 in the year ended June 30, 2002. The change reflects the addition of sales staff in the fall of 2002 offset by significantly reduced expenses following our restructuring in March 2003.

CONSULTING EXPENSES. Consulting expenses include salaries and travel costs that relate to consulting services, but are not directly attributable to the consulting revenue earned. We discontinued our consulting activities effective June 30, 2002 and laid off or reassigned our consulting staff. Accordingly, we did not incur any consulting expenses in fiscal 2003 but spent $303,000 in the year ended June 30, 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries, contractor fees and related costs for general corporate functions, including travel, occupancy, accounting and legal expenses. For the year ended June 30, 2003, general and administrative expenses were $1,176,000, down from $1,774,000 in the previous year. The decrease is primarily attributable to our reorganization and the resulting decline in administrative staff. We incurred higher salaries costs after we hired a President and our professional costs increased. These expense increases were offset by decreased investor relations expenses and decreased salaries costs after our restructuring in March 2003.

STOCK-BASED COMPENSATION. The Company reports the financial impact of stock options using APB Opinion No. 25. Accordingly, we record the fair value of stock options granted to non-employees as an operating expense based on the fair value of the options at the date the services were performed. Fair value is determined using the Black-Scholes method. During the year ended June 30, 2003 we recognized expense of $3,000 relating to the value of options granted to an Advisory Board Member. We also issued stock valued at $78,700 to employees in lieu of cash compensation which is included in our other operating expenses. In the prior year, our stock-based compensation expense was $20,275 of which $19,000 related to the repricing of options granted in a prior period.

LOSS ON WRITE OFF OF INTELLECTUAL PROPERTY. During the year ended June 30, 2002, the Company wrote off the cost of intellectual property associated with GoXML DB, which totaled $281,900. While we have sold copies of GoXML DB, we concluded that our efforts were better expended developing our other products. In September 2002, we converted a portion of our common stock equity interest in the company that holds the GoXML DB intellectual property into a preferred stock holding with a redemption value of $575,000. One of our former employees subscribed for stock and we now own 45% of the voting equity of the company that holds the GoXML DB intellectual property.

RESTRUCTURING COSTS. In March 2003, we restructured our operations and incurred net restructuring costs of $1,932,300 as a result. The largest costs were write-offs of intangible assets relating to The Qube ($1,760,000) and GoXML Transform ($329,700), offset by unearned revenue that was eliminated on termination of a contract ($365,000). The other components of restructuring costs included net employee severance costs ($89,900), write down of patent and trademark costs ($65,000), loss on sale of equipment ($51,100), and other current assets written off as they are not expected to be recoverable ($4,600).

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense reflects depreciation of computer hardware, software, equipment, leasehold improvements, patents and intellectual property over their estimated useful lives of between two and five years. Depreciation and amortization expense was $331,700 and $538,600 respectively for the years ended June 30, 2003 and 2002. Most of the decrease reflects a greater proportion of fully depreciated assets. The write-down of assets following our restructuring in March 2003 also reduced the amortization expense.

FINANCING EXPENSE. In June 2002, we entered into a short-term note payable with a third party individual. The note payable contained a conversion feature allowing the individual to convert the outstanding balance due, plus a 10% financing fee, into the Company's common stock at any time at $0.05 per share. Effective June 25, 2002, in accordance with the terms of the note payable, the individual exercised the conversion feature, and the Company committed to issue 2,200,000 shares of common stock.

The Company provided the conversion feature at a significant discount. As this note payable and stock conversion constituted a financing transaction, finance expense of $252,000 was recorded for the year ending June 30, 2002, which represents the amount that the estimated fair value of the shares at the date of conversion exceeded the conversion price of $0.05. Additionally, the Company incurred $10,000 of financing expense in fiscal 2002 relating to an equity transaction that was never consummated.

INTEREST INCOME (EXPENSE). During the year ended June 30, 2002 we earned interest income of $41,900 on funds received from private equity placements. In the current period, we earned interest revenue of $4,400 but incurred interest charges of $10,900 on the outstanding balance of foreign income taxes payable for a net expense of $6,500.

GAIN ON SALE OF INTELLECUTAL PROPERTY. In April 2003, we sold the rights to our Xtract product for net proceeds of $44,400. We had previously expensed development costs associated with this product and so it had no carrying value. We have therefore recorded the full amount of the proceeds as a gain on sale.

PROVISION FOR INCOME TAXES. Although the Company incurred a consolidated loss during the years ended June 30, 2003 and 2002, it recorded $1,200 and $172,400 respectively of income tax expense relating to certain income attributable to taxing jurisdictions in Canada. Increases in deferred tax assets resulting from the foreign tax credits generated by these taxes have been offset completely by similar increases in the valuation allowance applied to the Company's net income tax expense or benefit.

LIQUIDITY AND CAPITAL RESOURCES

Our independent auditor's report states that our consolidated financial statements for the year ending June 30, 2003 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to our financial statements, we have incurred losses since inception and have an accumulated deficit. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, we have experienced negative cash flows from operating activities. For the year ended June 30, 2003, net cash used in operating activities was $1,977,700 and was primarily attributable to our net loss of $4,394,800. The net loss for the year was partially offset by non-cash depreciation and amortization of $331,700, stock-based compensation of $81,700, non-cash restructuring costs of $1,839,500 and a net cash inflow of $164,200 with respect to working capital changes. For the year ended June 30, 2003, net cash used in operating activities was therefore $1,977,700. In the year ended June 30, 2002, we used $3,241,700 to fund operating activities.

For the year ended June 30, 2003, we generated $21,200 from fund investing activities. We spent $10,100 on computer hardware, software and equipment, and $11,100 on intellectual property. In the year ended June 30, 2002, investing activities generated $911,000, primarily from investments held for sale.

For the year ended June 30, 2003, financing activities generated $1,704,500 of cash through the private placement of equity securities. In the year ended June 30, 2002, financing activities provided $127,600.

Changes in exchange rates had a net effect of decreasing our cash balance by $41,900 in the year ended June 30, 2003 compared to a decrease of $1,900 in the prior year.

As of June 30, 2003, we had no contractual capital commitments outstanding.

We have incurred costs to design, develop and implement search engine and electronic commerce applications and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of June 30, 2003 we had an accumulated deficit of $16,392,700.

Since inception, we have financed our operations primarily through the placement of equity securities. In the year ended June 30, 2003, we received net proceeds from equity issuances of $1,704,500. In the year ended June 30, 2002, we received $100,000 from a note payable and $31,600 from equity issuances, and invested $4,000 in deferred issue costs. As of June 30, 2003, we had $33,400 in cash and cash equivalents, compared to $369,600 at June 30, 2002.

Our cash at June 30, 2003 is not sufficient to fund operations through the end of fiscal 2004 based on historical operating performance, although at the date of this Report our monthly cash receipts are about the same as our monthly expenditures. Our primary challenge is the working capital deficiency which remains from our historical operations. We do not plan to seek additional funding in the short-term but intend to finance our operations from additional sales. If the Xenos transaction closes, we will have sufficient funds to settle our liabilities; if the Xenos transaction does not close, we will continue to work with our creditors to settle our liabilities over time.

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

Our ability to generate significant revenue is uncertain. We incurred a net loss of $4,394,800 during the year ended June 30, 2003. We do not expect to generate significant operating earnings in the foreseeable future. Our operating performance may deteriorate and we may incur losses and the losses may increase. If our revenue does not increase we may not generate sufficient revenue to achieve or sustain profitability, which would have a materially adverse effect on our business, financial condition and results of operations. Even if we achieve or maintain profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

Our working capital requirements depend on numerous factors. We expect to incur additional expenses to increase our marketing and sales efforts and for software and infrastructure development. Additionally, we will continue to evaluate the expansion of our marketing and sales programs and brand promotions. If we experience a shortfall in revenue in relation to expenses, or if our expenses precede increased revenue, our business, financial condition and results of operations could be materially and adversely affected.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has applied the provisions of Statements of Financial Accounting Standards Nos. 141 through 146. Implementation of these statements did not result in a material effect on the Company's financial position or operating results as of June 30, 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes that its disclosures with regards to these matters are adequate as of June 30, 2003.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123. This Statement amends FASB No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of June 30, 2003, the Company continues to follow the intrinsic value method to account for stock-based employee compensation. The additional disclosure requirements of this statement have been included in the Company's financial statements for the year ended June 30, 2003.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition will be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial position or results of operations.

Item 7. Financial Statements

Financial statements are included herewith.

XML-Global Technologies, Inc.
Independent Auditors Report
and
Consolidated Financial Statements
June 30, 2003 and 2002

XML-Global Technologies, Inc.
Table of Contents
June 30, 2003 and 2002

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
XML-Global Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of XML-Global Technologies, Inc. and subsidiaries as of June 30, 2003 and the related consolidated statement of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of XML-Global Technologies, Inc. for the year ended June 30, 2002 were audited by another auditor whose report was dated September 17, 2002.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of XML-Global Technologies, Inc. and Subsidiaries as of June 30, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's dependence on outside financing, lack of sufficient working capital and recurring losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Berkovits, Lago & Company, LLP
Fort Lauderdale, Florida
September 30, 2003

INDEPENDENT AUDITOR'S REPORT

To the Audit Committee, Board of Directors and Stockholders
XML-Global Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of XML-Global Technologies, Inc. and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of XML-Global Technologies, Inc. and Subsidiaries as of June 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since its inception and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty./s/

/s/ Moss Adams LP

Bellingham, Washington
September 17, 2002

XML-Global Technologies, Inc.
Consolidated Balance Sheet
June 30, 2003 and 2002

ASSETS
	2003	2002
Current Assets
Cash and cash equivalents	$ 33,375	$ 369,617
Trade accounts receivable, net	23,505	203,944
Other receivable	13,688	21,617
Deferred issue costs	-	4,004
Prepaid expenses	5,038	303,486
Total current assets	75,606	902,668
Property and Equipment, net	45,432	210,089
Intangible Assets
Intellectual property rights, net	-	513,758
Trademarks and patents, net	43,958	123,549
Total assets	$ 164,996	$ 1,750,064
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$ 198,493	$ 298,612
Foreign income taxes payable	116,010	193,653
Unearned revenue	14,397	527,257
Total current liabilities	328,900	1,019,522
Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value 100,000,000 shares authorized, none issued and outstanding at June 30, 2003 and 2002	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized 58,055,736 and 31,631,336 shares issued and outstanding at June, 30 2003 and 2002, respectively	5,806	3,163
Convertible stock	-	100,000
Additional paid-in capital	16,292,837	12,653,253
Accumulated other comprehensive loss	(69,882)	(27,969)
Accumulated deficit	(16,392,665)	(11,997,905)
Total stockholders' equity (deficit)	(163,904)	730,542
Total Liabilities and Stockholders' Equity(Deficit)	$ 164,996	$ 1,750,064

See accompanying notes to these consolidated financial statements.

XML-Global Technologies, Inc.
Consolidated Statement of Operations
For the Years Ended June 30, 2003 and 2002

	2003	2002
Revenue	$ 860,642	$ 888,974
Cost of Revenue	59,521	302,928
Gross Profit	801,121	586,046
Operating Expenses
Research and development	837,736	1,723,967
Marketing and selling	951,938	1,121,354
Consulting	-	302,999
General and administrative	1,175,958	1,774,035
Stock-based compensation	3,000	20,275
Loss on write off of intellectual property - BlueStream	-	281,949
Restructuring costs	1,932,264	-
Depreciation and amortization	331,654	538,550
Total operating expenses	5,232,550	5,763,129
Operating loss	(4,431,429)	(5,177,083)
Other Income (Expense)
Financing expense	-	(262,000)
Interest income (expense)	(6,513)	41,876
Gain on sale of intellectual property	44,358	-
Loss on sale of property and equipment	-	(3,683)
Loss Before Provision for Income Taxes	(4,393,584)	(5,400,890)
Provision For Income Taxes	1,176	172,357
Net Loss	$(4,394,760)	$ (5,573,247)
Loss Per Share
Basic and Diluted	$ (0.11)	$ (0.20)

See accompanying notes to these consolidated financial statements.

XML-Global Technologies, Inc.
Consolidated Statement of Stockholders' equity (Deficit)
For the Years Ended June 30, 2003 and 2002
						Accumulated
				Additional		Other
	Common Stock		Convertible	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Stock	Capital	Deficit	Loss	Total
Balance, June 30, 2001	27,565,000	$ 2,757	$ -	$11,750,748	$ (6,424,658)	$ (7,834)	$ 5,321,013
Stock issuances in consideration of services	1,650,000	165	-	498,835	-	-	499,000
Stock issuances for cash	212,300	21	-	31,615	-		31,636
Stock issuance on conversion of debt	2,200,000	220	-	351,780		-	352,000
Minority interest reclassified to convertible stock	-	-	100,000	-	-	-	100,000
Stock-based compensation	4,036	-	-	20,275	-	-	20,275
Foreign currency translation adjustment	-	-	-	-	-	(20,135)	(20,135)
Net loss	-	-	-	-	(5,573,247)	-	(5,573,247)

Balance, June 30, 2002	31,631,336	3,163	100,000	12,653,253	(11,997,905)	(27,969)	730,542
Stock issuances for cash	18,811,300	1,882	-	1,698,635	-		1,700,517
Stock issuance on purchase of license	7,000,000	700		979,300	-	-	980,000
Warrant issuance of purchase of license	-	-	-	780,000	-	-	780,000
Stock issuance on conversion of convertible stock	100,000	10	(100,000)	99,990	-	-	-
Stock-based compensation	513,100	51	-	81,659	-	-	81,710
Foreign currency translation adjustment	-	-	-	-	-	(41,913)	(41,913)
Net loss	-	-	-	-	(4,394,760)	-	(4,394,760)

Balance, June 30, 2003	58,055,736	$ 5,806	$ -	$16,292,837	$ (16,392,665)	$ (69,882)	$ (163,904)

See accompanying notes to these consolidated financial statements.

XML-Global Technologies, Inc.
Consolidated Statement of Cash Flows
For the Years Ended June 30, 2003 and 2002
	2003	2002
Cash Flows From Operating Activities
Net loss	$ (4,394,760)	$ (5,573,247)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	331,654	538,550
Expenses paid through the issuance of common stock	-	499,000
Financing expense paid through the issuance of common stock	-	252,000
Loss on sale of property and equipment	-	3,683
Loss on write off of intellectual property rights	-	281,949
Restructuring costs and asset disposals net of cash recovered	1,839,462	-
Stock-based compensation	81,710	20,275
Changes in operating assets and liabilities
Trade accounts receivable	180,439	(18,524)
Other receivable	7,929	17,084
Prepaid expenses	298,448	45,113
Deferred income taxes	-	(20,655)
Accounts payable and accrued liabilities	(100,119)	172,082
Income taxes payable	(77,643)	26,059
Unearned revenue	(144,804)	514,925
Net cash used in operating activities	(1,977,684)	(3,241,706)
Cash Flows From Investing Activities
Sale of investments available for sale	-	980,000
Purchases of property and equipment	(10,125)	(45,493)
Acquisition of trademarks and patents	-	(21,662)
Acquisition of intellectual property	(11,041)	(1,894)
Net cash provided by (used in) investing activities	(21,166)	910,951
Cash Flows From Financing Activities
Deferred issue costs	-	(4,004)
Proceeds from note payable	-	100,000
Issuance of capital stock, net of issue costs	1,704,521	31,636
Net cash provided by financing activities	1,704,521	127,632
Effect of Changes in Exchange Rates	(41,913)	(1,865)
Net Change In Cash	(336,242)	(2,204,988)
Cash and Cash Equivalents, beginning of year	369,617	2,574,605
Cash and Cash equivalents, end of year	$ 33,375	$ 369,617
Supplemental Disclosure of Cash Flow Information
Income taxes paid	$ 85,153	$ 156,170
Interest paid	$ 6,513	$ -

See accompanying notes to these consolidated financial statements.

XML-Global Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2003 and 2002

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                 POLICIES

Organization - XML Global Technologies, Inc. (the Company) a Colorado corporation, conducts operations through two active subsidiaries: XML-Technologies, Inc. (a Nevada corporation) and Xtract Informatics Inc. (a British Columbia, Canada corporation). During the year ended June 30, 2003, the Company also conducted operations through XML-Global Research, Inc. (a British Columbia, Canada corporation), which was inactive at year end. During the year ended June 30, 2002, the Company conducted operations through LE Informatics, Inc. (a Delaware corporation). The Company and its subsidiaries engage in the business of developing Internet-based software applications using XML (eXtensible Markup Language). XML is an abbreviated version of SGML (Standard General Markup Language), the international standard for defining the description of the structure and content of electronic documents. The Company is not required to report segment information.

Principles of Consolidation - The consolidated financial statements include the accounts of XML-Global Technologies, Inc. and its wholly-owned US and Canadian subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents include cash on deposit with banks and money market funds.

Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and trade accounts receivable. The Company places its temporary cash investments with major US and Canadian banks and a US brokerage firm. Cash deposited with US banks is insured up to $100,000. Cash deposited with Canadian banks are insured up to C$60,000 (approximately $44,500). Securities, mutual funds, and other investments maintained with a US brokerage firm are insured up to certain limits. The Company's investments may exceed these limits at times.

The Company extends credit to customers based on evaluation of customers' financial condition and credit history. Collateral is generally not required. Customers have included US, Canadian, and European entities engaged in e-commerce and software development.

Fair Value of Financial Instruments - The carrying amount of cash, trade accounts receivable, accounts payable and accrued liabilities reported on the balance sheet are estimated by management to approximate fair value.

Allowance for Doubtful Accounts - The Company considers trade accounts receivable not collected within 90 days from the date of invoice to be uncollectible. Accordingly, all trade accounts receivable that are outstanding greater than 90 days have been recorded within the allowance for doubtful accounts. Accounts receivable outstanding less than 90 days are also evaluated for potential doubtful amounts, and reserves are established accordingly. As of June 30, 2003 and 2002, no allowance for doubtful accounts was necessary.

Property and Equipment - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets, which range from 2-5 years.

Intangible Assets - Intangible assets are amortized on a straight-line basis over 3-5 years, representing the estimated life of the assets. SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment by comparing the intangible asset's fair value to its carrying value. Intangible assets are deemed to be impaired if the net book value exceeds the estimated fair value. None of the Company's intangible assets are considered to be indefinite-lived and accordingly are evaluated for impairment in accordance with SFAS No. 144.

Legal costs associated with obtaining and protecting trademarks and patents are capitalized and, when perfected, amortized over five years.

Impairment of Long-Lived Assets - Effective July 1, 2002, the Company adopted the provisions of SFAS No. 144 - "Accounting for the Impairment of Long-Lived Assets". The adoption of SFAS No. 144 did not have a material effect on the consolidated financial statements of the Company. SFAS No. 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill, and for the disposal of a segment of a business. Pursuant to SFAS No. 144, the Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

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

Research and Development Costs - Research and development costs are charged to operations when incurred and are included in operating expenses in accordance with SFAS No. 86. The amounts charged in 2003 and 2002 were $837,736 and $1,723,967 respectively.

Income Taxes - The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

The Company files a consolidated tax return in the United States and separate tax returns for each of its Canadian subsidiaries. The Canadian subsidiaries are subject to provincial income taxes in Canada.

Foreign Currency Translation - All asset and liability accounts of Canadian operations are translated into US dollars at the exchange rate in effect at June 30, 2003. Revenues and expenses are translated using the average exchange rate prevailing during the period. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive income.

Net Income (Loss) per Share - The Company applies SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income per share has been computed based on the weighted average of common shares outstanding. Diluted net income per share gives the effect of outstanding stock options and outstanding preferred stock convertible into common stock. The treasury stock method is used to calculate the dilutive effect of stock options issued and the "if converted" method is used to calculate the dilutive effect of the convertible preferred stock outstanding.

Asset Retirement Obligations - The Company has adopted SFAS No. 143 - "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record an asset or liability at an amount equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year based on a present value interest rate. The adoption of this policy has no material impact on the operations of the Company.

New Accounting Standards - In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The new standard is effective for exit or disposal activities initiated after December 31, 2002; as such, the Company applied the new rules beginning in fiscal 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Exit or disposal costs that do not involve a discontinued operation shall be included in income from continuing operations, while such costs that do not involve a discontinued operation shall be included in results from discontinued operations.

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
	2003	2002
Net loss as reported	$(4,394,760)	$(5,573,247)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards effects net of related tax	(198,600)	(225,200)
Pro forma net loss	$(4,593,360)	$(5,798,447)
Basic and diluted loss per share as reported	$ (0.11)	$ (0.20)
Basic and diluted pro forma loss per share	$ (0.11)	$ (0.21)

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

NOTE 2 - GOING CONCERN

The Company has incurred significant losses since inception. Accordingly, the Company's ability to fulfill its business strategy and to ultimately achieve profitable operations is dependent on its capacity to execute its business plan and obtain additional financing or explore merger opportunities. The financial statements are prepared on a going concern basis. No adjustments or presentation modifications have been made for potential effects on financial position or results of operations, should the Company not be able to continue as a going concern. (See Note 3)

NOTE 3 - RESTRUCTURING

In late February and March 2003, substantially all of the Company's prospective customers deferred or cancelled their orders. As a result, on March 19, 2003 the company laid off its staff, closed its New York office and undertook a restructuring of its operations. For the year ended June 30, 2003 the Company incurred net restructuring costs as follows:
Employee severance costs	$ 89,931
Other current assets considered not recoverable	4,588
Loss on equipment sales	51,129
Intangible assets written off	1,825,000
Intellectual property written off	329,672
Unearned revenue eliminated on termination of contract	(368,056)
Total restructuring costs	$ 1,932,264

Before the reorganization, certain employees accepted a salary deferral that was payable subject to available cash. The deferral was only payable to continuing employees. On termination of the Company employees in March 2003, the salary deferral obligation ceased and the remaining obligation was offset against severance costs otherwise determined.

As a result of the reorganization, the Company has written down substantially all its assets. In January 2003, the Company had acquired rights to certain software, known as The Qube, for stock and warrants valued at $1.76 million. In view of the uncertainty regarding the future operations of the Company, and the Company's ability to realize on the rights to The Qube software, the unamortized balance of this amount was written off. The Company also wrote off certain capitalized patent and trademark costs for which realization is uncertain.

At the date of the reorganization, there was an unamortized balance of approximately $329,672 relating to acquired intellectual property that is incorporated in GoXML Transform. In view of uncertainty regarding the Company's prospects and the acquisition of substitute intellectual property in April 2003, this amount was written off.

A customer terminated a contract in April 2003. There was a balance of unearned revenue associated with this contract, but in accordance with the terms of the contract, the Company will not have to refund this money or provide services. The gain resulting from termination of the contract has been offset against restructuring costs otherwise determined.

BLUESTREAM DATABASE SOFTWARE CORP.

In fiscal 2001, the Company acquired the shares of BlueStream Database Software Corp. and subsequently marketed that company's software as GoXML™ DB. As part of the acquisition, 620486 BC Ltd., a wholly-owned subsidiary of the Company, issued 100,000 shares of stock that was convertible to shares of the Company's common stock at the option of the holder. This stock was converted to common equity in January 2003.

In April 2002 the Company decided to discontinue its development of GoXML™ DB and, in September 2002, reorganized the capital structure of the companies holding the GoXML™ DB technology so that James Tivy, a former employee of the Company, could acquire the technology. As part of this reorganization, the Company received a combination of preferred shares and common shares in the new entity holding the intellectual property. James Tivy subscribed for shares in the new company and assumed control. In view of the uncertain market prospect for GoXML™ DB and the Company's decision to discontinue development of GoXML™ DB, the Company wrote off its investment in the intellectual property.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	2003	2002
Computer hardware	$ 166,623	$ 367,754
Computer software	88,527	75,076
Leasehold improvements	6,360	28,090
Office equipment	42,500	70,824
	304,010	541,744
Accumulated depreciation	(258,578)	(331,655)
	$ 45,432	$ 210,089

Depreciation expense at June 30, 2003 and 2002 was $123,318 and $175,665 respectively.

NOTE 5 - INCOME TAXES

Net income (loss) before provision for income taxes consists of the following:
	2003	2002
US operations	$ (4,284,742)	$ (4,948,176)
Canadian operations	(110,018)	(452,714)
	$ (4,394,760)	$ (5,400,890)

The provision for income taxes consists of the following:
	2003	2002
Current expense
Foreign	$ 116,010	$ 193,653
Deferred expense (benefit)
US	(1,494,218)	(1,585,413)
Foreign	169,099	(439,579)
Change in valuation allowance	1,210,285	2,003,696
	$ 1,176	$ 172,357

The total provision differs from the amount computed using US federal statutory income tax rates as follows:
	2003	2002
Net loss before provision for income taxes	$ (4,393,584)	$ (5,400,890)
US statutory rate	34%	34%
Tax benefit at statutory rate	(1,493,819)	(1,836,303)
Excess income tax expense benefit in Canada and other	284,710	4,964
Increase in valuation allowance	1,210,285	2,003,696
	$ 1,176	$ 172,357

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:
	2003	2002
Assets
Net operating loss carryforwards	$ 5,341,239	$ 3,900,850
Property and equipment basis and depreciation differences	91,918	143,921
Foreign currency translation adjustment	6,715	14,982
Foreign tax credit	134,111	134,111
Unearned revenue	-	169,834
Valuation allowance	(5,573,983)	(4,363,698)
Net deferred tax asset	$ -	$ -

The Company has approximately $15.5 million of US net operating loss carryforwards which will begin to expire in 2018. Uncertainty exists surrounding realization of the benefit of the loss carryforwards; and, accordingly, the Company has recorded a $5,545,395 valuation allowance to reduce deferred tax assets to an amount that is more likely to be realized.

Under existing tax laws, undistributed earnings of foreign subsidiaries are not subject to US tax until distributed as dividends. Currently, the Company's Canadian subsidiaries have no undistributed earnings. In the event such earnings accumulate, they would be considered to be indefinitely reinvested, and no deferred income taxes would be provided on such amounts.

NOTE 6 - EARNINGS PER SHARE

Net loss per share has been computed as follows:
	2003	2002
Shares issued and outstanding	58,055,736	31,631,336
Weighted average number of shares outstanding	41,815,845	27,926,765
Net loss	$ (4,394,760)	$ (5,573,247)
Net loss per share	$ (0.11)	$ (0.20)

As described in Note 7 and Note 8, the Company granted stock options and warrants to purchase up to 44,052,860 shares of common stock. These shares were not included in computing diluted earnings per share because their effects were antidilutive.

NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company has 100,000,000 authorized shares of $0.01 par value preferred stock. The Board of Directors may authorize issuance of any number of shares in series and assign specific rights and preferences to each series without limitation. As of June 30, 2003 and 2002, no shares have been issued.

Common Stock and Stock Warrants

The Company has a single class of $0.0001 par value common stock. Authorized shares total 500,000,000. At June 30, 2003 and 2002, the Company had 58,055,736 and 31,631,336 shares issued, or committed to be issued, and outstanding respectively.

During fiscal 2002 and 2003, the Company entered into the following equity transactions which are exempt from registration in accordance with Rule 506 of Regulation D or Section 4(2) of the Securities Act of 1933.
1)

On February 18, 2002, a former employee exercised vested stock options in a cashless exercise. The stock was trading at a price of $0.41 per share, and his exercise prices ranged from $0.26 to $0.40 per share, resulting in an issuance of 4,036 shares and stock-based compensation expense of $1,275.

2)

Effective February 20, 2002, the Company issued 100,000 shares of common stock to Joshua Sall and 100,000 shares of common stock to Consensus Investments Limited in consideration of services provided to the Company. The services were valued based on the fair market value of the stock of $0.39 per share.

3)

Effective February 25, March 1 and March 14, 2002, the Company entered into agreements with Brown and Lampe Wertpapier Vermittlungsgesellschaft mbH which provided that Brown and Lampe would introduce purchases of up to 3,000,000 units (each unit comprising one share of common stock offered under the provisions of Regulation S and one share purchase warrant) in stages. The first stage provided for the issuance of up to 1,000,000 units at a discount of 30% to the prevailing trading price with a minimum of $0.20 per unit and the warrant price set at $0.60. Subsequent to entering into this agreement, the Company's stock price dropped and the Company agreed to issue units at $0.135 plus a half-warrant at $0.60.

In the year ended June 30, 2002, the Company issued 212,300 units at prices between $0.135 and $0.196 per share, and 197,400 warrants exercisable at $0.60. The net proceeds received from this agreement at June 30, 2002 were $31,600.

In July 2002, the Company issued a further 69,000 shares of common stock to Huntleigh at $0.12 per share for net proceeds of $8,452.

The Company does not plan to issue any more stock further to this agreement. Neither Brown and Lampe, nor its US agent, Huntleigh Securities Corporation, is a related party to XML Global.

4)

Effective May 3, 2002, the Company issued 1,000,000 shares of common stock to MarketByte, LLC, in consideration of its services to the Company. The services were valued based on the fair market value of the stock of $0.30 per share.

5)

Effective May 3 and May 23, 2002, the Company issued 250,000 and 200,000 shares of common stock respectively to Privet Financial, LLC, in consideration of its services to the Company. The services were valued based on the fair market value of the stock of $0.30 and $0.23 per share.

6)

On June 10, 2002, the Company entered into a short-term note payable with an arm's length individual. The note payable contained a conversion feature allowing the individual to convert the outstanding balance due, plus a 10% financing fee, into the Company's common stock at any time at $0.05 per share. Effective June 25, 2002, in accordance with the terms of the note payable, the individual exercised the conversion feature, and the Company committed to issue 2,200,000 shares of common stock.

The Company provided the conversion feature at a significant discount. As this note payable and stock conversion constituted a financing transaction, finance expense of $252,000 has been recorded for the year ending June 30, 2002, which represents the amount that the estimated fair value of the shares at the date of conversion exceeded the conversion price of $0.05.

7)

On August 23, 2002, in consideration for cash of $915,000, the Company issued to the Paradigm Group:

(i)  5,000,000 shares of common stock; and

(ii)  share purchase warrants to purchase 3,000,000 shares of common stock at a price of $0.50 per share.

The Company has agreed to register for resale the common stock and the common stock underlying warrants issued to Paradigm Group.

8)

On October 1, 2002, in consideration for cash of $300,000 the Company issued to the Paradigm Group:

1)   1,639,344 shares of common stock; and

2)   share purchase warrants to purchase 983,506 shares of common stock at a price of $0.50 per share.

The Company has agreed to register for resale the common stock and the common stock underlying warrants issued to Paradigm Group.

9)

In January 2003, the party that held 100,000 of stock in a subsidiary that is exchangeable for common stock of the Company exercised its rights of conversion. As a result, the Company canceled 100,000 shares of Convertible Stock and issued 100,000 shares of Common Stock.

10)

On February 3, 2003, in consideration for cash of $415,000, rights to intellectual property known as "The Qube" and a promissory note receivable of $200,000, the Company issued to the Paradigm Group:

1)   10,360,656 shares of common stock;

2)   share purchase warrants to purchase 9,016,494 shares of common stock at a price of $0.50 per share; and

3)   share purchase warrants to purchase 2,500,000 shares of common stock at a price of $1.00 per share.

Of this issuance, 3,360,656 shares of common stock were issued for the cash and promissory note; and 7,000,000 shares of common stock and the warrants were issued for the intellectual property. Subsequently, as consideration for receiving new financing terms, the Company agreed to forgive the note receivable and recorded a $200,000 financing expense.

The Company has agreed to register for resale the common stock and the common stock underlying warrants issued to Paradigm Group.

11)

On April 14, 2003 the Company entered into an agreement with individuals (the "Developers"), including three former employees of the Company, to acquire rights to proprietary transformation software technology known as the "MagicGate transformation kernel". As consideration for this technology, the Company granted the Developers warrants to purchase 16,000,000 shares of common stock at $0.04 per share as long as they are employed by the Company. The warrants had a fair value of $450,000 at the date of issue, determined using the Black-Scholes option pricing model. As at June 30, 2003, no warrants had been exercised.

The agreement provided that if the Company sold the source code for this software to a third party before April 14, 2004, the Developers would be eligible to receive 50% of the gross proceeds relating to the technology acquired.

If the proposed sale of business assets to Xenos Group Inc. closes, these warrants will be canceled, see Note 12 below.

12)

On April 25, 2003, for cash consideration of $25,000, the Company issued to the Paradigm Group:

1)  3,247,800 shares of common stock;

2)  share purchase warrants to purchase 3,372,300 shares of common stock at a price of $0.065 per share.

The Company has agreed to register for resale the common stock and the common stock underlying warrants issued to Paradigm Group.

13)

On June 6, 2003, for cash consideration of $50,000, the Company issued to the Paradigm Group:

1)  5,494,500 shares of common stock;

2)  share purchase warrants to purchase 5,744,500 shares of common stock at a price of $0.50 per share.

The Company has agreed to register for resale the common stock and the common stock underlying warrants issued to Paradigm Group.

Stock Awards to Officers and Employees

In the year ended June 30, 2003, the Company issued 513,100 shares of common stock to officers and employees as bonus compensation or in lieu of cash payments otherwise due. Of this stock, 281,000 shares were issued to settle liabilities accrued at June 30, 2002. There were no obligations to issue stock of officers and employees at June 30, 2003.

Warrants

As of June 30, 2003, there were 40,885,800 warrants to purchase common stock outstanding. A summary of warrant activity during fiscal 2003 and 2002 is as follows:
	2003		2002
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Warrants outstanding, beginning of the year	512,300	$ 1.42	7,315,000	$ 2.00
Issued	40,685,800	0.25	212,300	0.60
Expired	(312,300)	1.05	(7,015,000)	2.00
Warrants outstanding, end of the year	40,885,800	$ 0.26	512,300	$ 1.42

A summary of stock purchase warrants outstanding at June 30, 2003 follows:
Exercise	Number	Expiration
Price	Outstanding	Date
$0.04	16,000,000	While the holder is employed by the Company
$0.065	9,116,800	December 31, 2004
$0.50	13,000,000	December 21, 2005
$0.60	69,000	July 12, 2003
$1.00	2,500,000	December 21, 2005
$2.00	200,000	September 1, 2004

NOTE 8 - 1999 STOCK PLAN

On October 19, 1999, the Company adopted a stock incentive plan (the "1999 Stock Plan") to provide incentives to employees, directors and consultants. At the Company's annual general meeting, held May 14, 2001, the Company's shareholders approved an increase in the number of options under the 1999 Stock Plan from 4,000,000 to 6,000,000. Accordingly, the Company has reserved a total of 6,000,000 shares of Common Stock for issuance with the maximum term of options being ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. At June 30, 2003, 2,297,340 options remain available for future issuance.

On September 5, 2001, the Company's Board of Directors approved a reduction in the exercise price of substantially all options granted prior to that date. The Company recognized a one-time expense of $19,000 relating to the increase in the fair value of options granted to contractors and non-elected advisory board members for which an expense had recognized in prior periods. Repriced option awards to employees and directors, for which no expense was previously recognized, are subject to variable accounting from the date of the modification. As a result, the excess of the Company's stock price over the option exercise price will be expensed over the then remaining life of the options. Since the Company's stock price at June 30, 2003 was less than the exercise price of the options, there was no expense adjustment required in the current year.

A summary of stock option activity during fiscal 2003, with comparative figures for fiscal 2002, is as follows:
	2003		2002
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Options outstanding, beginning of the year	4,045,300	$ 0.37	3,173,000	$ 1.04
Granted	2,837,460	$ 0.08	1,765,800	$ 0.24
Exercised	-	-	(22,500)	0.33
Forfeited	(3,715,700)	0.34	(871,000)	0.35
Options outstanding, end of the year	3,167,060	$ 0.13	4,045,300	$ 0.31
Options exercisable at June 30	1,391,560	$ 0.24	2,552,150	$ 0.37

A summary of stock options outstanding at June 30, 2003 follows:
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.04 - $0.05	2,000,000	6.91 years	$0.04	250,000	$0.04
$0.11 - $0.15	49,000	6.53 years	$0.14	49,000	$0.14
$0.16 - $0.20	384,460	3.78 years	$0.19	370,460	$0.19
$0.31 - $0.40	733,600	6.12 years	$0.35	722,100	$0.35
	3,167,060			1,391,560

The Company applies the provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock-based awards. Accordingly, costs for employee stock options or issuance of shares is measured as the excess, if any, of the fair value of the Company's common stock at the measurement date over the amount the employee must pay to acquire the stock. The cost for the issuance of options to non-employees is based on the fair value of the options granted at the date the services were performed using the Black-Scholes option pricing model. The fair value of options granted to consultants recognized during fiscal 2003 and 2002 was $3,000, and $19,000 respectively. The fair value of stock awarded as part of a cashless exercise was $1,275 for the year ended June 30, 2002. There was no corresponding expense in the current fiscal year.

SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of the pro forma effect of applying the fair value method of accounting for stock options issued to employees. The Company uses the Black-Scholes option-pricing model to compute estimated fair value, and employed following assumptions for estimates made in the current fiscal year:
Risk-free interest rate	4.6% to 5.7%
Dividend yield rate	0%
Price volatility	139% to 168%
Weighted average expected life of options	3 years

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

NOTE 9 - GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

Geographic Information

Following is a summary of revenues and long-lived assets related to the respective countries in which the Company operates. Revenues are attributed to countries based on location of customers.
	2003		2002
		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets
United States	$ 682,267	$ -	$ 741,964	$ 38,170
Canada	113,405	45,432	102,810	171,919
Japan	33,268	-	-	-
Europe	31,702	-	44,200	-
Consolidated totals	$ 860,642	$ 45,432	$ 888,974	$ 210,089

Major Customers

The Company's largest customer during the 2003 fiscal year was Information Builders, Inc. which accounted for 41% of the Company's total revenue. Information Builders, Inc. was no longer a customer at June 30, 2003. In fiscal 2002, 70% of the Company's total revenue was earned from two customers, Information Builders, Inc. and Engineering, Management & Integration, Inc.

NOTE 10 - LEASE COMMITMENT

The Company leased its Vancouver, British Columbia operating facility under lease agreements that run through June 30, 2005. In May 2003, the Company reached an agreement with its Vancouver landlord to lease a smaller area for a shorter period, with the new lease ending on May 31, 2004. The lease agreement requires that the Company pay its proportional share of operating costs and property taxes.

In December 2002, the Company signed a new lease for office space in New York, which commenced on January 1, 2003 and was to run to January 31, 2006. In April 2003, the Company reached an agreement to terminate the New York lease. Upon termination of the lease the Company wrote off $4,588 of prepaid expense.

Future minimum lease payments, after adjusting for amended lease terms and excluding the Company's share of operating costs and property taxes, will total $11,300 in the period ending June 30, 2004.

The effects of scheduled rent increases and "rent holidays" are recognized on a straight-line basis over the respective lease terms. During 2003 and 2002, rent expense was $169,300 and $233,900, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

(a)     The Company incurred the following expenses, including compensation of the Company's Chief Financial Officer, with a consulting firm in which an officer and director holds an interest:
2003	2002
$73,606	$61,941

(b)     Included in accounts payable at June 30, 2003 is $21,200 (2002 - nil) due to a financial consulting firm in which a director holds an interest.

These transactions were in the normal course of operations and were measured at the exchange value that represented the amount of consideration established and agreed to by the related parties.

NOTE 12 - SUBSEQUENT EVENTS

Xenos Group Inc.

In August 2003, the Company entered into a definitive agreement to sell its business assets (comprising shares of Xtract Informatics Inc., trade accounts receivable and intellectual property relating to GoXML Transform, GoXML Registry, GoXML Messaging and GoXML Search). As consideration for these assets, Xenos Group Inc. will tender $1.25 million in cash and 1,000,000 shares of common stock of Xenos Group Inc., which would represent 10% of Xenos' outstanding stock after the transaction closed. The agreement also provides for a price guarantee such that if one year after the transaction closes, the 20 day average closing price of Xenos stock is less than C$3.50 (approximately $2.60) per share, Xenos Group will provide cash for the difference between C$3.50 per share and the average closing price of the Xenos stock. The maximum price guarantee, however is limited to C$1.34 (approximately $0.99) per share of Xenos common stock.

The Company expects to yield gross proceeds of at least $3.8 million. From that amount, the company will pay $250,000 in cash and 250,000 shares of Xenos stock to the Developers as discussed in further detail below.

As of the date of the accountant's report, this transaction had not been formally approved by the shareholders.

Developers

On July 31, 2003, the Company entered into an agreement with the Developers to allocate proceeds from the Xenos Group Inc. sale. The agreement provides that in the event that the Xenos Group transaction closes, the Developers will receive $200,000 on closing, $50,000 one year after closing (unless the Developers leave or are dismissed for cause) and 250,000 shares of Xenos Group Inc. stock one year after closing. The 16,000,000 warrants held by the developers will be surrendered.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective June 27, 2003, our Board of Directors approved the appointment of Morgan & Company to serve as the Company's independent accountant to audit the Company's financial statements. Prior to its engagement as our independent accountant, the Company had not consulted Morgan & Company with respect to the application of accounting principles to specific transactions or the type of audit opinion that might be rendered on the Company's financial statements. The engagement of Morgan & Company was effective on June 27, 2003.

On June 27, 2003, Moss Adams LLP declined to stand for re-election as our independent auditors. The audit reports of Moss Adams LLP on our consolidated financial statements as of and for the years ended June 30, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were qualified or modified as to audit scope or accounting principles except that each report of Moss Adams LLP contained an emphasis paragraph as to the uncertainty of our ability to remain a going concern.

In connection with the audits of our financial statements for the fiscal years ended June 30, 2002 and 2001, and in connection with the subsequent period up to June 27, 2003 (the date of resignation), there were no disagreements with Moss Adams LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Moss Adams LLP, would have caused Moss Adams LLP to make reference to the matter in its report of the financial statements for such years; and there were no reportable events as defined in Item 304(a) (1) (iv) (B) of Regulation S-B. Moss Adams LLP has not reported on financial statements for any periods subsequent to June 30, 2002.

Effective September 22, 2003, the Company's Audit Committee approved the appointment of Berkovits, Lago & Company, LLP to serve as the Company's independent accountant to audit the Company's financial statements. Prior to its engagement as the Company's independent accountant, the Company had not consulted Berkovits, Lago Company, LLP with respect to the application of accounting principles to specific transactions or the type of audit opinion that might be rendered on the Company's financial statements. The engagement of Bertkovits, Lago & Company was effective on September 22, 2003.

On September 22, 2003, we dismissed Morgan & Company as independent auditors of XML-Global Technologies, Inc. Morgan & Company had not issued any audit report on our financial statements. In the period from Morgan & Company's appointment on June 27, 2003 until September 22, 2003 (the date of dismissal), there were no disagreements with Morgan & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Morgan & Company, would have caused Morgan & Company to make reference to the matter in its report of the financial statements; and there were no reportable events as defined in Item 304(a) (1) (iv) (B) of Regulation S-B.

Item 8a.     Controls and Procedures.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated by reference to the information set forth in the sections entitled "Election of Directors - Election of Nominees," "Election of Directors - Meetings and Committees of the Board of Directors" and "Election of Directors - Compliance with Section 16(a) of the Exchange Act" in our proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2003.

Item 10. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section entitled "Election of Directors - Remuneration and Executive Compensation" in our proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2003.

Item 12. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information set forth in the section entitled "Certain Relationships and Related Transactions" in our proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the our fiscal year ended June 30, 2003.

Item 13. Exhibits and Reports on Form 8-K.

On June 27, 2003 we filed a Report on Form 8-K, pursuant to Item 4 of that form, regarding the change in our independent public accountants.

On September 22, 2003 we filed a Report on Form 8-K, pursuant to Item 4 of that form, regarding the change in our independent public accountants.

On September 30, 2003 we filed an amendment to our September 22, 2003 Report on Form 8-K.
Exhibit No.		Title
*	3.1	Articles of Incorporation dated June 11, 1991
***	3.2	Articles of Amendment to Articles of Incorporation dated October 19, 1999
*	3.3	Bylaws
***	4.1	Specimen Common Stock Certificate
***	4.2	Specimen Warrant Certificate
***	4.3	1999 Equity Incentive Plan
***	5.0	Opinion of Neuman & Drennen, LLC
**	10.1	Agreement and Plan of Reorganization dated as of August 27, 1999
***	10.2	Purchase Agreement between International Capital Funding, Inc. and Jonathan Cohen dated September 1, 1999
***	10.3	Registration Rights Agreement between International Capital Funding, Inc. and Jonathan Cohen dated September 1, 1999
***	10.4	Joint Venture Technology Agreement between XML - Global Technologies, Inc., Gnosis, Inc. and David R. R. Webber dated as of November 18, 1999
***	10.5	Consulting Agreement between Data Xchg, Inc. and David Webber
***	10.6	License Agreement between Data Xchg, Inc. and XML - Global Technologies, Inc.
***	10.7	Pre-Incorporation Agreement between XML - Global Technologies, Inc. and David Webber
***	10.8	Form of Lock-up and Vesting Agreement
***	10.9	Securities Purchase Agreement between XML - Global Technologies, Inc. and XML Fund, LLC dated January 13, 2000
***	10.10	Securities Purchase Agreement between XML - Global Technologies, Inc. and XML Fund, LLC dated April 5, 2000
***	10.11	Securities Purchase Agreement between XML - Global Technologies, Inc. and the Tomasovich Family Trust
***	10.12	Securities Purchase Agreement between XML - Global Technologies, Inc. and Tomasovich Family Trust
***	10.13	Unit Purchase Option Agreement between XML - Global Technologies, Inc. and Westminster Securities Corp.
***	10.14	Commercial Lease with Radical Entertainment Ltd. dated May 5, 1999
***	10.15	Software Development and License Agreement between B2Binternet, Inc. and XML - Global Technologies, Inc. dated June 12, 2000
***	10.16	Letter Agreement between PenOp, Limited and XML - Global Technologies, Inc. dated June 1, 2000
****	10.17	Agreement to Exchange Stock dated June 28, 2000 with David Webber
*****	10.18	Employment Agreement dated as October 16, 2000 between XML - Global Technologies, Inc. and Gordon Ebanks
*****	10.19	Employment Agreement dated as July 26, 2001 between XML-Global Technologies, Inc., XML-Global Research, Inc. and Peter Shandro
*****	10.20	Addendum dated May 17, 2002 to the Employment Agreement dated as October 16, 2002 between XML-Global Technologies, Inc. and Gordon Ebanks
*****	10.21	Employment Agreement dated as June 10, 2002 between XML-Global Technologies, Inc., XML-Global Research, Inc. and John McAughtry
*****	10.22	Software licensing and support agreement dated as June 14, 2002 between XML Technologies, Inc. and Iway Software Company, an Information Builders Company
******	10.23	Agreement dated January 29, 2003 between XML - Global Technologies, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, LP governing the payment of the remaining $615,000
******	10.24	Agreement dated January 29, 2003 between XML - Global Technologies, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, LP governing a license to The Qube software
******	10.25	Promissory Note dated January 29, 2003 in the amount of $200,000 in favour of XML - Global Technologies, Inc.
******	10.26	Promissory note guaranty in favour of XML - Global Technologies, Inc.
******	10.27	Voting Agreement between XML - Global Technologies, Inc. and Paradigm Group II, LLC
******	10.28	General proxy of Paradigm Group II, LLC
******	10.29	OEM agreement dated January 29, 2003 between XML - Global Technologies, Inc., Xformity, Inc. and Paradigm Group II, LLC
*******	10.30	Mutual Specific Release dated Aptil 21, 2003 between XML _ Global Technologies, Inc, Paradigm Group II, LLC and Paradigm Millennium Fund, LP releasing the parties from various obligations
*******	10.31	Supplemental Term Sheet dated April 9, 2003 from Paradigm Group II, LLC, offering to purchase stock from XML - Global Technologies, Inc.
*******	10.32	Notice of Termination by Information Builders, Inc. and iWay Software Company to XML - Global Technologies, Inc. in respect of a Software Licensing and Support Agreement dated June 14, 2002
*******	10.33

Agreement dated April 17, 2003 between Duane Nickull and Matt MacKenzie, doing business as "Yellow Dragon Software" and XML -Global Technologies, Inc. permitting Yellow Dragon to acquire certain intellectual property rights to GoXML Registry

*******	10.34

Agreement dated April 17, 2003 between Duane Nickull and Matt MacKenzie, doing business as "Yellow Dragon Software" and XML -Global Technologies, Inc. permitting Yellow Dragon to acquire certain intellectual property rights to GoXML Messaging

	10.35	Employment agreement dated May 29, 2003 between Xtract Informatics Inc. and Garry Kupecz.
	10.36	Agreement dated July 29, 2003 between Liang Wang, Kai Xu, Hai Bo Fan, Jianwen Zhang and XML Global Technologies, Inc. a Colorado company and its wholly-owned subsidiaries.
	10.37	Letter of intent dated June 30, 2003 between XML-Global Technologies, Inc. and Xenos Group Inc.
	10.38	Definitive purchase and sale agreement dated August 21, 2003 between XML-Global Technologies, Inc. and Xenos Group Inc.
	10.39	iWay Software, Inc. Termination Agreement and Mutual General Release.
	10.40	Xtract Sale Agreement
	10.41	Transfer Agreement dated April 14, 2003 with Developers
	10.42	Grant of Right of First Option dated April 14, 2003 with Developers
	10.43	Agreement dated July 4, 2003 with Developers
***	22.0	List of Subsidiaries
	31.0	Certifications
	32.0	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Incorporated by reference from the Registration Statement on Form 10-SB filed with the Commission on November 18, 1997
**	Incorporated by referenced from the Current Report on Form 8-K which was filed with the Commission on September 8, 1999
***	Incorporated by reference from the Registration Statement on Form SB-2 which was filed with the Commission on October 3, 2000
****	Incorporated by reference from the Current Report on Form 8-K which was filed with the Commission on June 30, 2000.
*****	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended June 30, 2002, which was filed with the Commission on September 30, 2002
******	Incorporated by reference from the Quarterly Report on Form 10-QSB for the period ended December 31, 2002, which was filed with the Commission on February 14, 2003
*******	Incorporated by reference from the Quarterly Report on Form 10-QSB for the period ended March 31, 2003, which was filed with the Commission on May 15, 2003

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
XML-Global Technologies, Inc.
Date: October 3, 2003	By:/s/ Garry Kupecz Garry Kupecz, COO and Principal Executive Officer

        In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Position	Date
/s/ Garry Kupecz Garry Kupecz	Chief Operating Officer, Principal Executive Officer	October 3, 2003
/s/ Simon Anderson Simon Anderson	Director, Chief Financial Officer	October 3, 2003
/s/ Peter Shandro Peter Shandro	Chairman of the Board	October 3, 2003
/s/ Robert Gayton Robert Gayton	Director	October 3, 2003
/s/ Sergio Nesti Sergio Nesti	Director	October 3, 2003
/s/ Jun Li Jun Li	Director	October 3, 2003