Form 10QSB
period 2003-09-30
XML GLOBAL TECHNOLOGIES INC
filed 2003-12-05
CIK 1048501

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2003

OR

[ ]       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-23391

XML-GLOBAL TECHNOLOGIES, INC.
 (Exact name of registrant as specified in its charter)

Colorado	84-1434313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o 609 Granville Street, Suite 880
               Vancouver, BC, Canada V7Y 1G5
(Address of principal executive offices, including zip code)

Registrant's Telephone No., including area code: (604) 685-5535

___________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes X         No

As of December 1, 2003, there were 58,055,736 shares of the issuer's Common Stock outstanding.

INDEX
PART I.	FINANCIAL INFORMATION
Item 1.	Financial statements
Unaudited Consolidated Balance Sheets - September 30, 2003 and June 30, 2003
Unaudited Consolidated Statements of Operations - Three Months Ended September 30, 2003 and 2002
Unaudited Consolidated Statements of Cash Flows - Three Months Ended September 30, 2003 and 2002
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 1.	Pending Legal Proceedings
Item 2.	Changes in Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports Filed on Form 8-K

 PART I.     FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

XML-Global Technologies, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheet
At September 30, 2003 and June 30, 2003
	September 30, 2003	June 30, 2003
Assets
Current Assets
Cash	$ 18,497	$ 33,375
Other receivables	15,310	13,688
Prepaid expenses	836	1,126
Net assets to be disposed of (Note 5)	205,463	89,662

Total Assets	$ 240,106	$ 137,851

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 257,925	$ 185,745
Foreign income taxes payable	119,509	116,010
Total Liabilities	377,434	301,755

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at September 30, 2003 and June 30, 2003	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized, 58,055,736 shares issued and outstanding at September 30, 2003 and June 30, 2003	5,806	5,806
Additional paid-in capital	16,292,837	16,292,837
Accumulated other comprehensive loss	(67,653)	(69,882)
Accumulated deficit	(16,368,318)	(16,392,665)
Total Stockholders' Deficit	(137,328)	(163,904)
Total Liabilities and Stockholders' Deficit	$ 240,106	$ 137,851

See accompanying notes

XML-Global Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statement of Operations
For the Three Months Ended September 30, 2003 and 2002
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Revenue	$ -	$ -
Cost of revenue	-	-
Gross profit	-	-
Operating expenses
Research and development	-	-
Marketing and selling	-	-
General and administrative	58,371	158,870
Depreciation and amortization	-	-
Total operating expenses	58,371	158,870
Operating loss	(58,371)	(158,870)
Other income
Interest income	-	120
Net loss before provision for income taxes	(58,371)	(158,750)
Provision for income taxes	-	-
Net loss from continuing operations	(58,371)	(158,750)
Income (loss) from discontinued operations (Note 9)	82,718	(704,253)
Net income (loss)	24,347	(863,003)
Accumulated deficit, beginning of period	(16,392,665)	(11,997,905)
Accumulated deficit, end of period	$ (16,368,318)	$(12,860,908)

Net income (loss) per share - basic and diluted	$ 0.00	$ (0.03)
Weighted average number of shares	58,055,736	33,756,553

See accompanying notes.

XML-Global Technologies, Inc. and Subsidiaries
Unaudited Consolidated Statement of Cash Flow
For the Three Months Ended September 30, 2003 and 2002
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Cash flows from operating activities
Net income (loss) from continuing operations	$ (58,371)	$ (158,750)
Net income (loss) from discontinued operations	82,718	(704,253)
	24,347	(863,003)
Adjustments to reconcile net loss to net cash used in operating activities
Net advances from(to) discontinued operations	(115,801)	105,360
Changes in assets and liabilities
Other receivables	(1,622)	(2,682)
Prepaid expenses	290	93,286
Accounts payable and accrued liabilities	72,180	42,496
Foreign income taxes payable	3,499	(72,026)
Deferred income taxes	-	2,250
Net cash used in operating activities	(17,107)	(694,319)

Cash flows from investing activities
Investments in respect of discontinued operations	-	(8,266)
Net cash used in investing activities	-	(8,266)

Cash flows from financing activities
Deferred issue costs	-	(8,671)
Issuance of capital stock net of issue costs	-	923,452
Net cash from financing activities	-	914,781
Effect of changes in exchange rates	2,229	4,368

Increase (decrease) in cash	(14,878)	216,564
Cash, beginning of period	33,375	369,617
Cash, end of period	$ 18,497	$ 586,181

Supplemental disclosure of cash information
Interest paid	$ -	$ -
Income taxes paid	$ -	$ 94,590

See accompanying notes.

XML-Global technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financing Statements
September 30, 2003 and 2002
(Unaudited)

Note 1 - Organization

Organization

The Company, which is a Colorado corporation, has two active subsidiaries, XML-Technologies, Inc. (a Nevada corporation) and Xtract Informatics Inc. (a British Columbia, Canada corporation). The Company conducts most of its business activities through these corporations.

Going Concern

The Company has incurred significant losses since inception, but subsequent to September 30, 2003, sold substantially all of its business assets to Xenos Group Inc. ("Xenos"). Following the closing of the Xenos transaction, the Company's principal assets are cash and Xenos stock received from the sale. The Company retains some residual license and other intellectual property rights, but these are non-productive and immaterial. The Company intends to acquire another business or merge with another company, although no acquisition target has been identified.

These financial statements are prepared on a going concern basis. No adjustments or presentation modifications have been made for potential effects on financial position or results of operations, should the Company not be able to continue as a going concern.

Xenos Transaction

In August 2003, the Company entered into a definitive agreement to sell its business assets (comprising trade accounts receivable, fixed assets and intellectual property relating to GoXML Transform, GoXML Registry, GoXML Messaging and GoXML Search). The transaction closed effective November 17, 2003. As consideration for these assets, Xenos Group Inc. ("Xenos") tendered $1.25 million in cash and 1,000,000 shares of common stock of Xenos, which represented 10% of Xenos' outstanding stock after the transaction. The Xenos common stock will be deposited in escrow and cannot be sold for a period of 12 months following the closing. The agreement also provided for a price guarantee such that if one year after the transaction closes, the 20-day average closing price of Xenos stock is less than C$3.50 (approximately $2.60) per share, Xenos will provide cash for the difference between C$3.50 per share and the average closing price of the Xenos stock. The maximum price guarantee, however, is limited to C$1.34 (approximately $0.99) per share of Xenos common stock.

The Company expects to yield gross proceeds of at least $3.8 million based on a selling price of C$3.50 per share. From the cash proceeds, the company has paid $250,000 in cash and 250,000 shares of Xenos stock to the Developers as discussed below.

Developers

On July 29, 2003, the Company entered into an agreement with the Developers to allocate proceeds from the Xenos sale. The agreement provides that upon the Xenos transaction closing, the Developers would receive $200,000 on closing, $50,000 one year after closing (unless the Developers leave or are dismissed for cause) and 250,000 shares of Xenos stock subject to the same one year escrow. The 16,000,000 warrants held by the developers were surrendered at the closing of the Xenos transaction effective November 17, 2003.

Note 2 - Basis of Presentation

These condensed consolidated financial statements are unaudited and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim period. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period.

These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2003 and notes thereto included in our 10-KSB as filed with the Securities and Exchange Commission on October 3, 2003.

Note 3 - 1999 Equity Incentive Plan

On October 19, 1999, the Company adopted the 1999 Equity incentive plan (the "1999 Plan") to provide incentives to employees, directors and consultants. Under the 1999 Plan, the Company has reserved a total of 6,000,000 shares of Common Stock for issuance with the maximum term of options being ten years. Subsequent to September 30, 2003, the Company's shareholders approved an increase in the number of shares issuable under the 1999 Plan, but the increase has not yet been implemented. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. All options granted to date have a seven-year term.
	2003		2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at June 30	3,167,060	$ 0.13	4,045,300	$ 0.31
Granted	-	-	148,460	$ 0.18
Exercised	-	-	-	-
Forfeited	(300,000)	0.33	(242,300)	0.36
Options outstanding at September 30	2,867,060	$ 0.11	3,951,460	$ 0.30
Options exercisable at September 30	1,350,460	$ 0.24	2,570,760	$ 0.36

Note 4 - Lease Commitment

The Company leased its Vancouver, British Columbia operating facility under a lease agreement that runs through April 30, 2004. As part of the asset transaction, Xenos has assumed this lease commitment.

Note 5 - Discontinued Operations

As discussed in Note 1, at September 30, 2003, the Company had entered into an agreement to sell substantially all of its business assets to Xenos. On November 14, 2003, the Company's shareholders approved the Xenos transaction and accordingly the Company has adopted a discontinued operations presentation. The Company completed the sale effective November 17, 2003.

Net assets to be disposed of comprise the following at September 30, 2003 and 2002:

	2003	2002
Trade accounts receivable	$ 167,832	$ 23,505
Deferred transaction costs	50,408	-
Prepaid expenses	3,912	3,912
Current assets to be disposed of	222,152	27,417

Fixed assets	38,623	45,432
Trademarks and patents	41,646	43,958
Non-current assets to be disposed of	80,269	89,390
Total assets to be disposed of	302,421	116,807

Accounts payable and accrued liabilities	39,538	12,748
Unearned revenue	57,420	14,397
Total	96,958	27,145
Net assets to be disposed of	$ 205,463	$ 89,662

The results of operations of discontinued operations for the three months ended September 30, 2003 and 2002 were as follows:

	2003	2002
Revenue	$ 287,225	$ 318,766
Cost of revenue	24,645	47,754
Gross profit	262,580	271,012
Operating expenses
Research and development	22,983	292,266
Marketing and selling	89,723	283,553
General and administrative	54,586	263,147
Depreciation and amortization	8,932	106,408
Total operating expenses	176,224	945,374
Income (loss) from discontinued operations before income taxes	86,356	(674,362)
Income taxes	3,638	29,892
Income (loss) from discontinued operations	$ 82,718	$ (704,254)

Note 6 - Subsequent Event

Effective November 17, 2003, the Xenos transaction closed and all the Company's employees were terminated.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

XENOS TRANSACTION

Effective August 2003, we signed a definitive agreement to sell all of our business assets to Xenos Group Inc. Following approval by our shareholders, Xenos acquired our intellectual property, customer relationships, and operating assets and hired our employees. Full particulars of the transaction and information about Xenos were provided to shareholders in a definitive Proxy Statement, which we filed with the Securities and Exchange Commission. The Xenos transaction closed effective November 17, 2003.

Xenos agreed to pay $1,250,000 and to issue 1,000,000 shares of common stock to XML Global in exchange for the purchased assets, including our trade accounts receivable, fixed assets and the GoXML eBusiness product line. Xenos has provided a price guarantee on the Xenos shares issued to XML Global such that Xenos under certain conditions may make additional cash payments to XML Global, not to exceed C$1,340,000, in the event that Xenos shares are trading below C$3.50 prior to the anniversary date of the closing. The shares of Xenos are traded on the Canadian TSX exchange with the symbol "XNS". The Xenos shares issued in the transaction will be held in escrow and cannot be sold for a period of 12 months following the closing.

We have agreed to pay $250,000 and 250,000 shares of Xenos common stock to a developer group in settlement of obligations arising from the purchase of intellectual property in April 2003. The developer group has surrendered 16 million share purchase warrants exercisable at $0.04 and have entered into employment contracts with Xenos to facilitate the transfer of intellectual property.

OPERATING PLAN

We believe we can offer owners of potential merger or acquisition candidates the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The target company will, however, incur significant post-merger or acquisition registration costs in the event target company shareholders wish to offer a portion of their shares for subsequent sale. Further, while target company shareholders will receive "restricted securities" in any merger or acquisition transaction, those restricted securities will represent, if a trading market develops for our common stock, ownership in a "publicly-traded" as opposed to a "privately-held" company. We also believe target company shareholders may benefit in obtaining a greater ownership percentage in us remaining after a merger or acquisition than may be the case in the event a target company offered its shares directly for sale to the public. Nevertheless, our officers and directors have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for target company shareholders.

We expect to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities, including private companies, partnerships or sole proprietorships. We do not intend to act as a general or limited partner in connection with partnerships we may merge with or acquire. We have not identified any particular area of interest within which we will concentrate our efforts.

We contemplate that we will seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by us will assist in identifying possible target companies. We have not established a specific level of earnings or assets below which we would not consider a merger or acquisition with a target company. Moreover, we may identify a target company, which is generating losses, which it will seek to acquire or merge with us. The merger with or acquisition of a target company which is generating losses or which has negative shareholders' equity may have a material adverse affect on the price of our common stock, if a public trading market develops.

You should note, however, that our independent accountants audit report for the fiscal year ended June 30, 2003 contains a qualification and explanatory language that due to our recurring losses from operations and net capital deficiency, substantial doubts exist about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Since we had agreed to sell substantially all of our business operations at September 30, 2003 and our shareholders approved this transaction before the date of this report, we have adopted a discontinued operations presentation in respect of our e-business software operations. Our continuing operations are, on an interim basis, limited to maintaining our public company disclosure obligations and evaluating business opportunities.

REVENUE AND COST OF REVENUE. All revenues and costs of revenue related to discontinued operations. Accordingly, we have not recognized any revenue associated with continuing operations in either the three months ended September 30, 2003 or the comparative period.

RESEARCH AND DEVELOPMENT AND SALES AND MARKETING EXPENSES. All research and development, and sales and marketing expenses related to discontinued operations. Accordingly, we did not incur any such expenses associated with continuing operations in either the three months ended September 30, 2003 or the comparative period.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes professional fees, investor relations costs and contractor fees associated with meeting our public reporting obligations. Such expenses decreased to $58,400 in the three months ended September 30, 2003 from $158,900 in the comparative period. The decrease was attributable to lower investor relations costs.

LOSS FROM DISCONTINUED OPERATIONS: The results of discontinued operations represent the majority of our operating activities.

Revenue consists of fees received from the sale of e-business and data integration solutions and XML-related implementation services. Revenue was $287,000 for the three months ended September 30, 2003, compared to $318,800 for the three months ended September 30, 2002. The decrease in revenue is attributable to the loss of a major contract with a large customer that accounted for approximately $104,000 of the 2002 comparative revenue, offset by improved market acceptance of our Transformation software products.

Cost of revenue includes salaries to employees and contractor fees that are directly attributable to services provided in the period, and license fees for software products that we license from third parties. For the three months ended September 30, 2003 and 2002 these costs were $24,600 and $47,800 respectively. The proportionate decline in the cost of revenue in the current fiscal year, relative to revenues, reflects the greater proportion of software revenues, compared to service revenues, in the current period. Our own software products and on-line service have only a nominal cost of revenue.

Product and content development costs include expenses we incur to develop our technology. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain software. Research and development expenses were $23,000 for the three months ended September 30, 2003, compared to $292,300 for the three months ended September 30, 2002. The decreased expenditures over the previous year reflect decreased staffing levels following our restructuring in March 2003.

Marketing, selling and client services costs include expenses we incur to obtain and maintain client relationships and manage product development. These costs include fees paid to contractors and consultants, related travel and incidental costs and advertising and promotion costs. For the three months ended September 30, 2003 and 2002, sales and marketing expenses were $89,700 and $283,600 respectively. Expenses decreased significantly following our restructuring in March 2003.

General and administrative expenses associated with discontinued operations consist primarily of salaries, contractor fees, and related costs for general corporate functions, including travel, but excluding professional fees, investor relations costs and the cost of our public filings. For the three months ended September 30, 2003, general and administrative expenses associated with discontinued operations were $54,600, down from $263,100 in the three months ended September 30, 2002. The decrease reflects lower expenses of all types following our restructuring.

Depreciation and amortization expense reflects depreciation of computer hardware, software, equipment, leasehold improvements and amortization of intellectual property and completed patents over estimated useful lives of between two and five years. Depreciation and amortization expense was $8,900 and $106,400 respectively for the quarters ended September 30, 2003 and 2002. The decrease is due to a lower investment in intellectual property, which in turn is due to the write-off of our investment in GoXML ™ Transform in March 2003.

We recorded income tax expense $3,600 and $29,900 for the three months ended September 30, 2003 and 2002, respectively. The income tax expense related to certain income attributable to taxing jurisdictions in Canada. Increases in deferred tax assets resulting from the foreign tax credits generated by these taxes have been offset completely by similar increases in the valuation allowance applied to the Company's net income tax expense or benefit.

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

To date, we have experienced negative cash flows from operating activities. For the quarter ended September 30, 2003, net cash used in operating activities was $17,100. Our net income of $24,300 was offset by net advances to discontinued operations of $115,800, but we generated a net cash inflow of $74,400 with respect to working capital changes. In the quarter ended September 30, 2002, net cash used in operating activities was $694,300.

For the quarter ended September 30, 2003, there were no cash flows associated with investing activities. In the quarter ended September 30, 2002, net cash used in investing activities was $8,300.

In the quarter ended September 30, 2003 we did not undertake any financing activities. In the quarter ended September 30, 2002, we generated 914,800 from financing activities.

Changes in exchange rates had a net effect of increasing our cash balance by $2,200 in the quarter ended September 30, 2003 compared to an increase of $4,400 in the prior year.

As of September 30, 2003, we had $18,500 in cash and cash equivalents, compared to $586,200 at September 30, 2002.

As of September 30, 2003, we had no contractual capital commitments outstanding.

We have incurred costs to design, develop and implement search engine and electronic commerce applications and to grow our business. As a result, we have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of September 30, 2003 we had an accumulated deficit of $16,368,300.

Following the Xenos transaction, we believe that we have sufficient cash to fund our operations.

In the event that future operating cash flows do not meet all our cash requirements, we will need additional financing. Should the Company need additional financing through debt or equity placements, there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or are not available on acceptable terms, we may be unable to take advantage of acquisition opportunities, which could have a materially adverse effect on our financial condition and results of operations.

We do not expect to generate operating earnings in the foreseeable future since, following the Xenos transaction, we do not have any revenue generating operations. We will likely incur losses and the losses may increase. If we do not find a new business venture, we are unlikely to achieve or sustain profitability, which would have a materially adverse effect on our financial condition and results of operations. Even if we achieve or maintain profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

Some of our expenses are paid outside the United States in currencies other than US dollars. Because our financial results are reported in US dollars, they are affected by changes in the value of the various foreign currencies in which we make payments in relation to the US dollar. We do not cover known or anticipated currency fluctuation exposures through foreign currency exchange option or forward contracts. The primary currency for which we have foreign currency exchange rate exposure is the Canadian dollar. Our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities are carried at cost which approximates their fair value because of the short-term maturity of these instruments.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to our financial statements for the year ended June 30, 2003, included in our 10-KSB as filed with the Securities Exchange Commission on October 3, 2002. We believe our most critical accounting policies include revenue recognition, accounting for impairment of long-lived assets, and accounting for research and development expenses.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes that its disclosures with regards to these matters are adequate as of September 30, 2003.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123. This Statement amends FASB No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of June 30, 2003, the Company continues to follow the intrinsic value method to account for stock-based employee compensation. The additional disclosure requirements of this statement have been included in the Company's financial statements for the year ended September 30, 2003.

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

ITEM 3. CONTROLS AND PROCEDURES

Simon Anderson, Principal Executive Officer and Chief Financial Officer of XML Global, has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

Our Principal Executive Officer and Chief Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and has concluded, based on his evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II. OTHER INFORMATION

Item 1.     Pending Legal Proceedings

At the date of this report, there are no pending legal proceedings in which we are a party and we are not aware of any threatened legal proceedings, except as follows:

On May 14, 2003, we received correspondence from counsel for ecMarket.com Inc. claiming that certain confidential and proprietary information of ecMarket.com Inc. has been unlawfully disclosed to us and has been used by us in our GoXML Transform product. We have retained counsel and responded to the claims of ecMarket.com Inc., which has not made any specific claim regarding the alleged unlawful disclosure. We have agreed to indemnify Xenos from any liability which may be determined arising from the claims of ecMarket.com, Inc.

Item 2.     Changes in Securities

There were no changes in our securities in the period.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for the vote of security holders in the period, however on October 23, 2003 we filed a definitive proxy statement with the Securities and Exchange Commission. This proxy statement was mailed to our shareholders on October 24, 2003 in advance of an annual shareholders' meeting that was held November 14, 2003. The proxy statement provided full particulars of the proposals to be voted on at the annual meeting.

We received proxies representing 50,577,388 shares of stock. With 58,055,736 shares of common stock outstanding at the record date, a quorum represents 19,349,977 shares, and accordingly there was a quorum represented at the meeting. The proposals presented each required 29,027,869 shares voting in favor to be approved.

The first proposal was to elect five directors (Peter Shandro, Simon Anderson, Robert Gayton, Sergio Nesti and Jun Li) to serve until the next annual meeting of shareholders or until their successors have been duly elected and qualified. There were proxies representing 49,453,467 shares voting in favor, 887,500 voting against and 236,421 abstaining. The proposal was therefore approved in respect of all candidates.

The second proposal was to ratify our selection of our independent certified public accountants. There were proxies representing 50,405,212 shares voting in favour, 109,526 voting against and 62,650 abstaining. The proposal was therefore approved.

The third proposal was to approve the sale of substantially all of our assets to Xenos Group Inc. in exchange for $1,250,000 in cash, 1,000,000 shares of Xenos and the assumption of certain of our current accounts payable and certain support and maintenance obligations to our customers, all as set forth in the Purchase and Sale Agreement between the parties dated as of August 21, 2003. There were proxies representing 32,995,457 shares voting in favor, 1,317,416 voting against and 30,495 abstaining. The proposal was therefore approved.

The fourth proposal was, subject to the shareholders' approval of Proposal three, to approve the change of our corporate name to a name selected by our board of directors in their discretion. There were proxies representing 32,982,377 shares voting in favour, 1,328,186 voting against and 32,805 abstaining. The proposal was therefore approved.

The fifth proposal was to approve a reverse stock split by a ratio determined by our board of directors of up to 1-for-20 of the issued and outstanding shares of our common stock and issued and outstanding option, warrants and other rights convertible into shares of our common stock, all at the discretion of our board of directors to be implemented in the future as and when determined by our board of directors. There were proxies representing 46,157,468 shares voting in favour, 3,558,920 voting against and 861,000 abstaining. The proposal was therefore approved.

The sixth proposal was to approve an increase in the number of shares of common stock issuable under our 1999 Equity Incentive Plan. There were proxies representing 32,237,945 shares voting in favour, 1,901,573 voting against and 203,850 abstaining. The proposal was therefore approved.

Item 6.     Exhibits and Reports Filed on Form 8-K
(a)	Exhibits
	Item	Title
*	2.0	Definitive Purchase and Sale Agreement
	10.1	Escrow Agreement between XML Global technologies, Inc. Xenos Group Inc., and Borden Ladner Gervais LLP
**	10.2	Developer Agreements dated July 29, 2003
	10.3	Agreement between XML Global Technologies Inc., Xenos Group Inc. and Developers dated November 17, 2003.
***	10.4	Assignment of Lease dated November 17, 2003.
	10.5	Unpaid Taxes Holdback Agreement between XML Global Technologies, Inc., XML Global Research, Inc. and Xenos Group Inc. dated November 17, 2003
	10.6	Section 116 Holdback Agreement between XML Global Technologies, Inc., XML Technologies, Inc. and Xenos Group Inc. dated November 17, 2003

___________________________________________
*	Incorporated by reference from the Company's definitive proxy statement for it's annual meeting of shareholders on November 14, 2003, as filed with the commission on October 24, 2003.
**	Incorporated by reference from the Company's Annual Report on form 10-KSB for the fiscal year ended June 30, 2003, as filed with the Commission on October 3, 2003.
***	To be filed by Amendment

b.	Reports on Form 8-K
On September 22, 2003 we filed a Report on Form 8-K, pursuant to Item 4 of that form, regarding the change in our independent public accountants.
On September 25, 2003 we filed a Report on Form 8-K, pursuant to Items 5 and 7 of that form, regarding the proposed sale of substantially all of our business assets to Xenos Group Inc.
On September 30, 2003 we filed an amendment to our September 22, 2003 Report on Form 8-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
XML-Global Technologies, Inc.
Date: December 5, 2003	Signature:	/s/Simon Anderson Simon Anderson Chief Financial Officer, Principal Executive Officer