Form 10QSB
period 2003-12-31
XML GLOBAL TECHNOLOGIES INC
filed 2004-02-20
CIK 1048501

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-QSB

(Mark One)

[X]       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2003

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

As of February 11, 2004, there were 58,055,736 shares of the issuer's Common Stock outstanding.

INDEX
PART I.	FINANCIAL INFORMATION
Item 1.	Financial statements
Unaudited Consolidated Balance Sheets - December 31, 2003 and June 30, 2003
Unaudited Consolidated Statements of Operations - Three Months and Six Months Ended December 31, 2003 and 2002
Unaudited Consolidated Statements of Cash Flows - Six Months Ended December 31, 2003 and 2002
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
(A Development Stage Company)
Unaudited Consolidated Balance Sheet
At December 31, 2003 and June 30, 2003
	December 31, 2003	June 30, 2003
Assets
Current Assets
Cash	$ 656,714	$ 33,375
Other receivables	20,347	13,688
Prepaid expenses	589	1,126
Marketable securities (Note 3)	2,019,000	-
Net assets to be disposed of (Note 6)	-	89,662
Total Assets	$ 2,696,650	$ 137,851

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 113,487	$ 185,745
Foreign income taxes payable	128,094	116,010
Total Liabilities	241,581	301,755

Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at December 31, 2003 and June 30, 2003	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized, 58,055,736 shares issued and outstanding at December 31, 2003 and June 30, 2003	5,806	5,806
Additional paid-in capital	16,292,837	16,292,837
Accumulated other comprehensive loss	(76,080)	(69,882)
Accumulated deficit	(13,735,740)	(16,392,665)
Deficit accumulated during the development stage	(31,754)	-
Total Stockholders' Equity (Deficit)	2,455,069	(163,904)
Total Liabilities and Stockholders' Equity (Deficit)	$ 2,696,650	137,851

See accompanying notes

XML-Global Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Unaudited Consolidated Statement of Operations
For the Period Ended December 31, 2003
	Cumulative During Development Stage November 17, 2003 to December 31, 2003	Three Months Ended December 31,		Six Months Ended December 31,
		2003	2002	2003	2002

Revenue	$ -	$ -	$ -	$ -	$ -
Cost of revenue	-	-	-	-	-
Gross profit (loss)	-	-	-	-	-
Operating expenses
Research and development	-	-	-	-	-
Marketing and selling	-	-	-	-	-
General and administrative (Note 5)	31,754	57,518	161,750	115,889	320,621
Depreciation and amortization	-	-	-	-	-
Total operating expenses	31,754	57,518	161,750	115,889	320,621
Operating loss	(31,754)	(57,518)	(161,750)	(115,889)	(320,621)
Other income (expense)
Interest income	-	-	-	-	120
Gain on sale of business assets	-	2,837,215	-	2,837,215	-
Net income loss) before provision for income taxes	(31,754)	2,779,697	(161,750)	2,721,326	(320,501)
Provision for income taxes	-	-	-	-	-
Net income (loss) from continuing operations	(31,754)	2,779,697	(161,750)	2,721,326	(320,501)
Loss from discontinued operations, net of taxes (Note 6)	-	(178,873)	(609,444)	(96,155)	(1,313,697)
Net income (loss)	(31,754)	2,600,824	(771,194)	2,625,171	(1,634,198)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	-	(8,427)	(3,669)	(6,198)	697

Comprehensive income (loss)	$ (31,754)	$ 2,592,397	$ 774,863	$ 2,618,973	$ (1,633,501)

Net income (loss)		$ 2,600,824	$ (771,194)	$ 2,625,171	$ (1,634,198)
Accumulated deficit, beginning of period	$ -	$(16,368,318)	$(12,860,908)	(16,392,665)	$(11,997,904)
Accumulated deficit, end of period	$ (31,754)	$(13,767,494)	$(13,632,102)	$ (13,767,494)	$(13,632,102)
Net income (loss) per share
- basic		$ 0.05	$ (0.02)	$ 0.05	$ (0.05)
- diluted		$ 0.03	$ (0.02)	$ 0.03	$ (0.05)

Weighted average number of shares
- basic		58,055,736	38,406,606	58,055,736	36,081,580
- diluted		101,739,596	38,406,606	101,739,596	36,081,580

See accompanying notes.

XML-Global Technologies, Inc. and Subsidiaries
(A Development Stage Company)
 Unaudited Consolidated Statement of Cash Flow
For the Period Ended December 31

	Cumulative During Development November 17, 2003 to December 31, 2003	Six Months Ended December 31, 2003	Six Months Ended December 31, 2002
Cash flows from operating activities
Net income (loss) from continuing operations	$ (31,754)	$ 2,721,326	$ (320,501)
Net income (loss) from discontinued operations	-	(96,155)	(1,313,697)
	(31,754)	2,625,171	(1,634,198)
Adjustments to reconcile net loss to net cash used in operating activities
Net advances to discontinued operations	-	(86,531)	136,138
Gain on sale of business assets	-	(2,837,215)	-
Changes in assets and liabilities
Other receivables	(1,463)	(6,659)	5,450
Prepaid expenses	142	4,449	209,394
Accounts payable and accrued liabilities	(241,527)	(72,258)	(66,338)
Foreign income taxes payable	-	10,000	(42,684)
Deferred income taxes	-	-	-
Net cash used in operating activities	(274,602)	(363,043)	(1,392,238)

Cash flows from investing activities
Proceeds on sale of business assets	-	1,250,000	-
Purchase of intellectual property from developer group	-	(250,000)	-
Investments in respect of discontinued operations	-	-	(9,560)
Net cash provided (used) in investing activities	-	1,000,000	(9,560)

Cash flows from financing activities
Deferred issue costs	-	-	(13,905)
Issuance of capital stock net of issue costs	-	-	1,223,503
Net cash from financing activities	-	-	1,209,598

Effect of changes in exchange rates	-	(13,618)	700

Increase (decrease) in cash	(274,602)	623,339	(191,500)
Cash, beginning of period	931,316	33,375	369,617
Cash, end of period	$ 656,714	$ 656,714	$ 178,117

Supplemental disclosure of cash information
Interest paid	$ -	$ 516	$ -
Income taxes paid	$ -	$ -	$ 94,590

See accompanying notes.

XML-Global Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financing Statements
December 31, 2003 and 2002
(Unaudited)

Note 1 - Organization

Organization

The Company is a Colorado corporation. From July 1, 2003 through the date of the sale of substantially all of its business assets to Xenos Group Inc. ("Xenos"), it had two active subsidiaries, XML-Technologies, Inc. (a Nevada corporation) and Xtract Informatics Inc. (a British Columbia, Canada corporation). Since November 17, 2003, XML-Technologies, Inc. has been inactive.

Going Concern

The Company incurred significant losses from inception to since inception, but effective November 17, 2003, sold substantially all of its business assets to Xenos. Following the closing of the Xenos transaction, the Company's principal assets are cash and Xenos stock received from the sale. The Company retains some residual license and other intellectual property rights, but these are non-productive and immaterial. The Company intends to acquire another business or merge with another company, although no acquisition target has been identified. The Company has sufficient cash reserves to meet its operating obligations for at least 12 months.

Xenos Transaction

In August 2003, the Company entered into a definitive agreement to sell its business assets (comprising trade accounts receivable, fixed assets and intellectual property relating to GoXML Transform, GoXML Registry, GoXML Messaging and GoXML Search). The transaction closed effective November 17, 2003. As consideration for these assets, Xenos Group Inc. ("Xenos") tendered $1.25 million in cash and 1,000,000 shares of common stock of Xenos, which represented 10% of Xenos' outstanding stock after the transaction. The Xenos common stock was deposited in escrow and could not be sold for a period of 12 months following the closing without Xenos' consent. The agreement also provided for a price guarantee such that if one year after the transaction closes, the 20-day average closing price of Xenos stock is less than C$3.50 (approximately $2.71) per share, Xenos will provide cash for the difference between C$3.50 per share and the average closing price of the Xenos stock. The maximum price guarantee, however, is limited to C$1.34 (approximately $1.04) per share of Xenos common stock. Subsequent to December 31, 2003, the Company sold its shares of Xenos stock with the consent of Xenos, as described in Note 9.

From the proceeds, the Company has paid $250,000 in cash and 250,000 shares of Xenos stock to the Developers as discussed below.

Developers

On July 29, 2003, the Company entered into an agreement with the Developers to allocate proceeds from the Xenos sale. The agreement provides that upon the Xenos transaction closing, the Developers would receive $200,000 on closing, $50,000 one year after closing (unless the Developers leave or are dismissed for cause) and 250,000 shares of Xenos stock subject to the same one-year escrow. We have paid the $50,000 due one year after closing into trust for the Developers. The 16,000,000 warrants held by the developers were surrendered at the closing of the Xenos transaction effective November 17, 2003.

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

Note 3 - Marketable Securities

Marketable securities represent the 1,000,000 shares of Xenos stock received on the sale of our business assets, less the 250,000 shares of Xenos stock reserved for the Developers, for a net holding of 750,000 shares. The shares of Xenos are traded on the Toronto Stock Exchange in Canada. The Company's shareholding is subject to an escrow provision that prevents the shares being sold before November 17, 2004 without the consent of Xenos.

The carrying value of the stock is C$3.50 ($2.71) per share of Xenos stock. The shares of Xenos stock were trading at C$3.45 ($2.67) on December 31, 2003. Under the terms of the agreement with Xenos, there was a price guarantee (see Note 1 above) that protected the Company's investment. Accordingly, the Company has not recorded an impairment in value.

In February 2004, the Company sold the 750,000 shares of Xenos stock with that company's consent, as described in Note 9.

Note 4 - 1999 Equity Incentive Plan

On October 19, 1999, the Company adopted the 1999 Equity incentive plan (the "1999 Plan") to provide incentives to employees, directors and consultants. Under the 1999 Plan, the Company has reserved a total of 6,000,000 shares of Common Stock for issuance with the maximum term of options being ten years. On November 13, 2003, the Company's shareholders approved an increase in the number of shares issuable under the 1999 Plan, but the increase has not yet been implemented. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. All options granted to date have a seven-year term.
	2003		2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at June 30	3,167,060	$ 0.13	4,045,300	$ 0.31
Granted	-	-	148,460	$ 0.18
Exercised	-	-	-	-
Forfeited	(2,397,600)	0.09	(242,300)	0.36
Options outstanding at December 31	769,460	$ 0.27	3,951,460	$ 0.30
Options exercisable at December 31	769,460	$ 0.27	2,570,760	$ 0.36

Note 5 - General and Administrative Expenses
	Cumulative Amounts From The Start of Development Stage on November 17, 2003 to December 31, 2003	Three Months Ended December 31,		Six Months Ended December 31,
		2003	2002	2003	2002
Professional fees	$ 15,310	$ 31,098	$ 60,195	$ 70,290	$ 105,620
Contractor fees	10,758	7,864	194	24,984	8,596
Travel	3,952	3,951	-	3,951	-
Investor relations	612	1,293	98,178	2,614	193,178
Public company costs	750	12,940	3,183	13,678	4,077
Other	372	372	-	372	9,150
Public company costs	$ 31,754	$ 57,518	$ 161,750	$ 115,889	$ 320,621
Other income (expense)

Note 6 - Discontinued Operations

On November 17, 2003, the Company completed the sale of substantially all of its business assets to Xenos. The following discloses information regarding the financial position and results of operations relating to the discontinued operations.

Net assets to be disposed of comprised the following at June 30, 2003:
Trade accounts receivable	$ 23,505
Prepaid expenses	3,912
Current assets to be disposed of	27,417

Fixed assets	45,432
Trademarks and patents	43,958
Non-current assets to be disposed of	89,390
Total assets to be disposed of	116,807

Accounts payable and accrued liabilities	12,748
Unearned revenue	14,397
Total current liabilities to be disposed of	27,145
Net assets to be disposed of	$ 89,662

The results of operations of discontinued operations for the six months ended December 31, 2003 and 2002 were as follows:
	2003	2002

Revenue	$ 287,225	$ 661,741
Cost of revenue	24,645	58,180
Gross profit	262,580	603,561
Operating expenses
Research and development	68,933	579,668
Marketing and selling	125,107	583,107
General and administrative	136,111	482,511
Depreciation and amortization	20,771	210,052
Stock-based compensation	-	3,000
Total operating expenses	350,922	1,858,338
Operating loss	(88,342)	(1,254,777)
Interest expense	(265)	-
Net loss before income taxes	(88,607)	(1,254,777)
Income taxes	7,548	58,920
Income (loss) from discontinued operations	$ (96,155)	$(1,313,697)

Note 7 - Income Taxes

At December 31, 2003, the Company has net loss carryforward totaling approximately $12.9 million that begin to expire in 2018. No tax benefit has been reported in the December 31, 2003 financial statements, however, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, the $4,463,802 tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The following are the components of the income tax provision.
Statement of Operations	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Federal income tax provision	$ 945,097	$ (262,207)	$ 892,559	$(555,628)
State income tax provision	128,700	(35,706)	121,545	(75,663)
Total provision for income taxes	1,073,797	(297,913)	1,014,104	(631,291)
Utilization of Net Operating Loss	(1,069,888)		(1,006,557)
Valuation allowance		326,941		690,211
Relating to discontinued operations	(3,909)	(29,028)	(7,547)	(58,920)
Provision for income tax	$ -	$ -	$ -	$ -

Balance Sheet
Tax asset from Net Operating Loss Carryforward	$ 4,463,802
Valuation allowance	(4,463,802)
Net tax asset	$ -

Note 8 - Related Party Transactions

In the six months ended December 31, 2003, the Company paid or accrued fees of $92,910 to a company controlled by a director of the company. The fees were in respect of accounting and administrative services provided to the company and on account of director's fees.

Note 9 - Subsequent Event

On February 4, 2004, the Company received an offer to purchase 750,000 shares of Xenos stock for C$3.50 ($2.71) per share. The Company's board of directors approved this transaction, which closed on February 19, 2004. The proceeds of the transaction will be held in escrow pending the outcome of certain withholding tax obligations imposed by Canadian tax authorities on Xenos, since Xenos is a Canadian company.
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

Xenos paid $1,250,000 and was issued 1,000,000 shares of common stock to XML Global in exchange for the purchased assets, including our trade accounts receivable, fixed assets and the GoXML eBusiness product line. Xenos has provided a price guarantee on the Xenos shares issued to XML Global such that Xenos under certain conditions may make additional cash payments to XML Global, not to exceed C$1,340,000, in the event that Xenos shares are trading below C$3.50 prior to the anniversary date of the closing. The shares of Xenos are traded on the Canadian TSX exchange with the symbol "XNS". The Xenos shares issued in the transaction will be held in escrow and could not be sold for a period of 12 months following the closing without Xenos' consent.

We have paid $250,000 to, and reserved 250,000 shares of Xenos common stock for, a developer group in settlement of obligations arising from the purchase of intellectual property in April 2003. The developer group surrendered 16 million share purchase warrants exercisable at $0.04 and entered into employment contracts with Xenos to facilitate the transfer of intellectual property. We plan to transfer the 250,000 shares of Xenos common stock to the developer group in March 2004, concurrent with the expiry of a hold period dictated by Canadian securities law.

In February 2004, we sold the 750,000 shares of Xenos stock for C$3.50 per share and realized proceeds of C$2,625,000 (approximately $1.98 million at then-prevailing exchange rates).

Concurrent with the closing of the Xenos transaction, we commenced operations as a development stage company.

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

RESULTS OF OPERATIONS

Since we had sold substantially all of our business operations at December 31, 2003, we have adopted a discontinued operations presentation in respect of our e-business software operations. Our continuing operations are, on an interim basis, limited to maintaining our public company disclosure obligations and evaluating business opportunities.

REVENUE AND COST OF REVENUE. All revenues and costs of revenue related to discontinued operations. Accordingly, we have not recognized any revenue associated with continuing operations in either the three and six months ended December 31, 2003 or the comparative period.

RESEARCH AND DEVELOPMENT AND SALES AND MARKETING EXPENSES. All research and development, and sales and marketing expenses related to discontinued operations. Accordingly, we did not incur any such expenses associated with continuing operations in either the three and six months ended December 31, 2003 or the comparative period.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes professional fees, investor relations costs and contractor fees associated with meeting our public reporting obligations. Such expenses decreased to $57,500 and $115,900 in the three months and six months ended December 31, 2003 from $161,800 and $320,600 in the comparative period. The decrease was attributable to lower investor relations costs and professional fees.

LOSS FROM DISCONTINUED OPERATIONS: The results of discontinued operations represent the majority of our operating activities. The results of operations discussed below are for the period from July 1, 2003 to November 17, 2003 (the date of the sale to Xenos) compared to the results of operations for the six months ended December 31, 2002.

Revenue consists of fees received from the sale of e-business and data integration solutions and XML-related implementation services. Revenue was $287,200 for the period ended November 17, 2003, compared to $661,700 for the six months ended December 31, 2002. In the six months ended December 31, 2003, we experienced increased market acceptance of our Transformation software products. This improvement was offset by the shorter operating period in 2003, the loss of a major contract with a large customer that accounted for approximately $214,000 of the 2002 comparative revenue, and a loss of sales momentum caused by the pending sale of our business.

Cost of revenue includes salaries to employees and contractor fees that are directly attributable to services provided in the period, and license fees for software products that we license from third parties. For the period ended November 17, 2003, these costs were $24,600, while for the six months ended December 31, 2002 these costs were $58,200. The decreased cost of revenue reflects decreased sales in the current period.

Product and content development costs include expenses we incur to develop our technology. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain software. Research and development expenses were $68,900 for the period ended November 17, 2003, compared to $579,700 for the six months ended December 31, 2002. The decreased expenditures over the previous year reflect the shorter operating period and, our focus on one product and decreased staffing levels following our restructuring in March 2003.

Marketing, selling and client services costs include expenses we incur to obtain and maintain client relationships and manage product development. These costs include fees paid to contractors and consultants, related travel and incidental costs and advertising and promotion costs. For the period ended November 17, 2003 sales and marketing expenses were $125,100, compared to $583,100 in the six months ended December 31, 2002. Expenses decreased significantly following our restructuring in March 2003 and the 2003 amount represents costs for a shorter period.

General and administrative expenses associated with discontinued operations consist primarily of salaries, contractor fees, and related costs for general corporate functions, including travel, but excluding professional fees, investor relations costs and the cost of our public filings. For the period ended November 17, 2003, general and administrative expenses associated with discontinued operations were $136,100, down from $482,500 in the six months ended December 31, 2002. The decrease reflects lower expenses of all types following our restructuring and the shorter operating period.

Depreciation and amortization expense reflects depreciation of computer hardware, software, equipment, leasehold improvements and amortization of intellectual property and completed patents over estimated useful lives of between two and five years. Depreciation and amortization expense was $20,800 for the period ended November 17, 2003, compared to $210,000 in the six months ended December 31, 2003. The decrease is due to the shorter operating period and a lower investment in intellectual property, which in turn is due to the write-off of our investment in GoXML ™ Transform in March 2003.

We recorded income tax expense of $7,500 for the period ended November 17, 2003 compared to $58,900 in the six months ended December 31, 2002. The income tax expense related to certain income attributable to taxing jurisdictions in Canada. Increases in deferred tax assets resulting from the foreign tax credits generated by these taxes have been offset completely by similar increases in the valuation allowance applied to the Company's net income tax expense or benefit. The decrease reflects our overall reduced level of activity.

LIQUIDITY AND CAPITAL RESOURCES

Our independent auditor's report states that our consolidated financial statements for the year ending June 30, 2003 have been prepared assuming that the Company will continue as a going concern. Following the sale of its business assets to Xenos, we believe that we have sufficient cash reserves to meet our operating obligations for at least 12 months.

To date, we have experienced negative cash flows from operating activities. For the six months ended December 31, 2003, net cash used in operating activities was $363,000. Our net income of $2,625,200 was offset by net advances to discontinued operations of $86,500, the gain on sale of our business assets of $2,837,200 and a net cash outflow of $64,500 with respect to working capital changes. In the six months ended December 31, 2002, net cash used in operating activities was $1,392,200.

In the six months ended December 30, 2003, we generated cash of $1,250,000 from the sale of our business assets and paid $250,000 to the Developer group in consideration of intellectual property acquired, for net cash generated by investing activities of $1,000,000. In the six months ended December 31, 2002, we used net cash of $9,600 in investing activities.

In the six months ended December 31, 2003 there were no net cash flows from financing activities. In the six months ended December 31, 2002, we generated $1,209,600 from financing activities.

Changes in exchange rates had a net effect of decreasing our cash balance by $13,600 in the quarter ended September 30, 2003 compared to an increase of $700 in the prior year.

As of December 31, 2003, we had $656,700 in cash and cash equivalents, compared to $178,100 at December 31, 2002.

As of December 31, 2003, we had no contractual capital commitments outstanding.

We have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of December 31, 2003 we had an accumulated deficit of $13,735,700 plus a deficit accumulated during the deficit stage of $31,754. Apart from interest earned on short-term investments, we currently have no sources of revenue. Our expenses are limited to the cost of maintaining our public company disclosure obligations and expenses incurred to review new business opportunities.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to our financial statements for the year ended June 30, 2003, included in our 10-KSB as filed with the Securities Exchange Commission on October 3, 2002. We believe our most critical accounting policies for the period July 1 to November 16, 2003 included revenue recognition, accounting for impairment of long-lived assets, and accounting for research and development expenses. Following the sale of our business assets to Xenos, our largest asset is Xenos stock and our most critical valuation policy relates to the valuation of that Xenos stock. We value our interest in 750,000 shares of Xenos stock at the lower of cost and market, reflecting the existence of the price guarantee provided by Xenos. The details of the Xenos stock price guarantee are discussed in the Management Discussion and Analysis section of this report on Form 10-QSB. The effect of the guarantee is that as long as the trading price of the Xenos stock is at least C$2.16 (approximately $1.67), no valuation provision is necessary.

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

A variety of factors could cause actual results to differ materially from those expected in our forward-looking statements, including the following factors: (a) we may find a business to purchase, in which case our financial statements will reflect the financial position, results of operations and changes in cash flow of the acquired entity; (b) we may be unable to find a suitable business to purchase but incur significant costs evaluating opportunities; and (c) those set forth from time to time in our press releases and reports and other filings made with the Securities and Exchange Commission. We caution that such factors are not exclusive. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual shareholders' meeting on November 14, 2003 at which we submitted six matters to be voted on by our shareholders. In aggregated, we received proxies representing 50,577,388 shares of stock. With 58,055,736 shares of common stock outstanding at the record date, a quorum represents 19,349,977 shares, and accordingly there was a quorum represented at the meeting. The proposals presented each required 29,027,869 shares voting in favor to be approved.

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

ITEM 6.     EXHIBITS AND REPORTS FILED ON FORM 8-K

On November 24, 2003 we filed a Report on Form 8-K, pursuant to Item 5 of that form, regarding a news release that we issued announcing the consummation of the sale of substantially all of our assets to Xenos Group Inc.

On December 11, 2003 we filed a Report on Form 8-K, pursuant to Items 2 and 7 of that form, regarding the sale of substantially all of our business assets to Xenos Group Inc. and related pro forma financial information.

On December 24, 2003 we filed a Report on Form 8-K, pursuant to Items 6 and 7 of that form, regarding the resignation of Mr. Peter Shandro as director.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
XML-Global Technologies, Inc.
Date: February 20, 2004	Signature:	/s/Simon Anderson Simon Anderson Chief Financial Officer, Principal Executive Officer