Form 10QSB
period 2004-03-31
XML GLOBAL TECHNOLOGIES INC
filed 2004-06-04
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-QSB

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2004

OR

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-23391

XML-GLOBAL TECHNOLOGIES, INC.
 (Exact name of registrant as specified in its charter)

Colorado	84-1434313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Dundee Road, Suite 105
                         Northbrook, Illinois 60062
(Address of principal executive offices, including zip code)

Registrant's Telephone No., including area code: (847) 562-0700

________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes X              No

As of May 11, 2004, there were 58,055,736 shares of the issuer's Common Stock outstanding.

INDEX
PART I.	FINANCIAL INFORMATION
Item 1.	Financial statements
Unaudited Consolidated Balance Sheets - March 31, 2004 and June 30, 2003
Unaudited Consolidated Statements of Operations - Three Months and Nine Months Ended March 31, 2004 and 2003
Unaudited Consolidated Statements of Cash Flows - Nine Months Ended December 31, 2004 and 2003
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
(A Development Stage Company)
Unaudited Consolidated Balance Sheet
At March 31, 2004 and June 30, 2003

	March 31, 2004	June 30, 2003
Assets
Current Assets
Cash	$ 646,644	$ 33,375
Other receivables	22,066	13,688
Prepaid expenses	-	1,126
Funds in trust (Note 3)	2,003,052	-
Net assets to be disposed of (Note 6)	-	89,662

Total Assets	$ 2,671,762	$ 137,851

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 62,096	$ 185,745
Foreign income taxes payable	254,287	116,010
Total Liabilities	316,383	301,755

Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at March 31, 2004 and June 30, 2003	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized, 58,055,736 shares issued and outstanding at March 31, 2004 and June 30, 2003	5,806	5,806
Additional paid-in capital	16,292,837	16,292,837
Accumulated other comprehensive loss	(58,281)	(69,882)
Accumulated deficit	(13,735,740)	(16,392,665)
Deficit accumulated during the development stage	(149,243)	-
Total Stockholders' Equity (Deficit)	2,355,379	(163,904)
Total Liabilities and Stockholders' Equity (Deficit)	$ 2,671,762	$ 137,851

See accompanying notes

XML-Global Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Unaudited Consolidated Statement of Operations
For the Periods Ended March 31
	Cumulative During Development Stage November 17, 2003 to March 31, 2004	Three Months Ended March 31,		Nine Months Ended March 31,
		2004	2003	2004	2003

Revenue	$ -	$ -	$ -	$ -	$ -
Cost of revenue	-	-	-	-	-
Gross profit (loss)	-	-	-	-	-
Operating expenses
Research and development	-	-	-	-	-
Marketing and selling	-	-	-	-	-
General and administrative (Note 5)	133,791	102,037	63,052	217,926	383,673
Depreciation and amortization	-	-	-	-	-
Total operating expenses	133,791	102,037	63,052	217,926	383,673
Operating loss	(133,791)	(102,037)	(63,052)	(217,926)	(383,673)
Other income (expense)
Loss on sale of marketable securities	(15,948)	(15,948)	-	(15,948)	-
Interest income	496	496	4,296	496	4,416
Gain on sale of business assets	-	-	-	2,837,215	-
Net income loss) before provision for income taxes	(149,243)	(117,489)	(58,756)	2,603,837	(379,257)
Provision for income taxes	-	-	-	-	-
Net income (loss) from continuing operations	(149,243)	(117,489)	(58,756)	2,603,837	(379,257)
Loss from discontinued operations, net of taxes (Note 6)	-	-	(2,614,247)	(96,155)	(3,927,944)
Net income (loss)	(149,273)	(117,489)	(2,673,003)	2,507,682	(4,307,201)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	17,799	17,799	(28,583)	11,601	(27,886)

Comprehensive income (loss)	$ (131,444)	$ (99,690)	$ (2,701,586)	$ 2,519,583	$(4,335,087)

Net income (loss)	$ (149,273)	$ (117,489)	$ (2,673,003)	$ 2,507,682	$ (4,307,201)
Accumulated deficit, beginning of period	-	(16,767,494)	(13,632,103)	(16,392,665)	(11,997,905)
Accumulated deficit, end of period	$ (149,273)	$ (16,884,983)	$(16,305,106)	$ (13,884,983)	$(16,305,106)
Net income (loss) per share
- basic		$ 0.00	$ (0.06)	$ 0.04	$ (0.11)
- diluted		$ 0.00	$ (0.06)	$ 0.03	$ (0.11)

Weighted average number of shares
- basic		58,055,736	45,958,336	58,055,736	39,325,770
- diluted		83,641,996	45,958,336	93,294,310	39,325,770

See accompanying notes.

XML-Global Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Unaudited Consolidated Statement of Cash Flow
For the Period Ended March 31

	Cumulative During Development November 17, 2003 to March 31, 2004	Nine Months Ended March 31, 2004	Nine Months Ended March 31, 2003
Cash flows from operating activities
Net income (loss) from continuing operations	$ (149,243)	$ 2,603,837	$ (379,257)
Net loss from discontinued operations	-	(96,155)	(3,927,944)
	(149,243)	2,507,682	(4,307,201)
Adjustments to reconcile net loss to net cash used in operating activities
Net advances to discontinued operations	-	(90,443)	2,422,331
Gain on sale of business assets	-	(2,837,215)	-
Changes in assets and liabilities
Other receivables	(3,182)	(8,378)	(3,932)
Prepaid expenses	729	1,126	203,269
Accounts payable and accrued liabilities	(292,918)	(123,649)	(191,197)
Foreign income taxes payable	126,193	138,277	(12,610)
Deferred income taxes	-	-	-
Net cash used in operating activities	(318,421)	(412,600)	(1,889,340)

Cash flows from investing activities
Proceeds on sale of business assets	-	1,250,000	3,165
Purchase of intellectual property from developer group	-	(250,000)	-
Investments in respect of discontinued operations	-	-	(12,945)
Net cash provided (used) in investing activities	-	1,000,000	(9,780)

Cash flows from financing activities
Issuance of capital stock net of issue costs	-	-	1,638,503
Net cash from financing activities	-	-	1,638,503

Effect of changes in exchange rates	33,747	25,869	(43,517)

Increase (decrease) in cash	(284,674)	613,269	(304,134)
Cash, beginning of period	931,318	33,375	369,617
Cash, end of period	$ 646,644	$ 646,644	$ 65,483

Supplemental disclosure of cash information
Interest paid	$ -	$ 516	$ -
Income taxes paid (refunded)	$ (126,193)	$ (126,193)	$ 94,590

See accompanying notes.

XML-Global Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financing Statements
March 31, 2004 and 2003
(Unaudited)

Note 1 - Organization

Organization

The Company is a Colorado corporation. From July 1, 2003 to November 17, 2003 when it sold substantially all of its business assets to Xenos Group Inc. ("Xenos"), the Company had two active subsidiaries, XML-Technologies, Inc. (a Nevada corporation) and Xtract Informatics Inc. (a British Columbia, Canada corporation). Since November 17, 2003, XML-Technologies, Inc. has been inactive and since March 1, 2004, Xtract Informatics Inc. has been inactive.

Going Concern

The Company incurred significant losses from inception, but effective November 17, 2003, sold substantially all of its business assets to Xenos. Following closing of the Xenos transaction and the sale of Xenos stock received from the sale, the Company's principal asset is cash held directly or in trust. The Company retains some residual license and other intellectual property rights, but these are non-productive and immaterial. The Company intends to acquire another business or merge with another company, although no acquisition target has been identified. The Company has sufficient cash reserves to meet its operating obligations for at least 12 months.

Xenos Transaction

In November 2003, the Company sold its business assets (comprising trade accounts receivable, fixed assets and intellectual property relating to GoXML Transform, GoXML Registry, GoXML Messaging and GoXML Search) to Xenos Group Inc. ("Xenos"). Xenos tendered $1.25 million in cash and 1,000,000 shares of common stock of Xenos, which represented 10% of Xenos' outstanding stock after the transaction. In February 2004, the Company sold 750,000 shares of Xenos stock for net proceeds of approximately $2 million.

From the proceeds, the Company has paid $250,000 in cash and 250,000 shares of Xenos stock to a group of software developers from which it had purchased certain intellectual property.

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

Note 3 - Funds Held in Trust

In February 2004, the Company sold 750,000 shares of Xenos stock received as partial consideration on the sale of our business assets. The proceeds from the sale were being held in trust pending the removal of certain tax liens. In May 2004, the net proceeds were released from escrow (see Note 10).

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
	2004		2003
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Options outstanding at June 30	3,167,060	$ 0.13	4,045,300	$ 0.31
Granted	-	-	148,460	$ 0.18
Exercised	-	-	-	-
Forfeited	(2,817,060)	0.11	(242,300)	0.36
Options outstanding at March 31	350,000	$ 0.28	3,951,460	$ 0.30
Options exercisable at March 31	350,000	$ 0.28	2,570,760	$ 0.36

Subsequent to March 31, 2004, the Company's board of directors approved a repricing of the above options to $0.065 per share.

Note 5 - General and Administrative Expenses
	Cumulative Amounts From The Start of Development Stage on November 17, 2003 to March 31, 2004	Three Months Ended March 31,		Nine months Ended March 31,
		2004	2003	2004	2003

Professional fees	$ 45,889	$ 30,579	$ 23,438	$ 100,870	$ 129,058
Salaries	16,667	16,667	-	16,667	-
Contractor fees	30,392	19,634	14,953	44,617	23,549
Travel	3,952	-	-	3,951	-
Directors fees	5,493	5,493	-	5,493	-
Investor relations	1,705	1,091	23,489	3,705	216,667
Telephone, fax and internet	3,547	3,547	-	3,547	-
Public company costs	1,682	933	1,172	14,612	5,249
Settlement of amounts relating to discontinued operations	14,292	14,292	-	14,292	-
Other	10,172	9,801	-	10,172	9,150
	$ 133,791	$ 102,037	$ 63,052	$ 217,926	$ 383,673

Note 6 - Discontinued Operations

On November 17, 2003, the Company completed the sale of substantially all of its business assets to Xenos. The following discloses information regarding the results of operations relating to the discontinued operations.

The results of operations of discontinued operations for the nine months ended March 31, 2004 and 2003 were as follows:

	2004	2003

Revenue	$ 287,225	$ 746,258
Cost of revenue	24,645	59,616
Gross profit	262,580	686,642
Operating expenses
Research and development	58,844	794,085
Marketing and selling	125,107	892,211
General and administrative	146,200	663,889
Restructuring loss	-	1,883,859
Depreciation and amortization	20,771	311,431
Stock-based compensation	-	3,000
Total operating expenses	350,922	4,548,475
Operating loss	(88,342)	(3,861,833)
Interest expense	(265)	-
Net loss before income taxes	(88,607)	(3,861,833)
Income taxes	7,548	66,111
Loss from discontinued operations	$ (96,155)	$(3,927,944)

Note 7 - Income Taxes

At March 31, 2004, the Company has net loss carryforwards totaling approximately $10.4 million that begin to expire in 2018. No tax benefit has been reported in the March 31, 2004 financial statements, however, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, the $4,594,433 tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The following are the components of the income tax provision.
Statement of Operations	Nine Months Ended March 31,		Nine months Ended March 31,
	2004	2003	2004	2003
Federal income tax provision	$ (32,012)	$ (555,627)	$ 860,546	$ (908,821)
State income tax provision	(4,708)	(81,710)	126,551	(133,650)
Total provision for income taxes	(36,720)	(637,337)	987,097	(1,042,471)
Utilization of Net Operating Loss	-	-	(979,550)	-
Valuation allowance	40,629	644,528	-	1,108,582
Relating to discontinued operations	(3,909)	(7,191)	(7,547)	(66,111)
Provision for income tax	$ -	$ -	$ -	$ -

Balance Sheet
Tax asset from Net Operating Loss Carryforward after utilization of $979,550 for the current period	$ 4,594,433
Valuation allowance	(4,594,433)
Net tax asset	$ -

Note 8 - Related Party Transactions

In the nine months ended March 31, 2004, the Company paid or accrued fees of $111,803 to a company controlled by a director of the company. The fees were in respect of accounting and administrative services provided to the company and on account of fees for services as a director.

Note 9 - Commitment

One of the Company's subsidiaries has a commitment for telecommunications services with payments due as follows:
Year ending June 30	Amount
2004	$ 2,412
2005	9,647
2006	9,647
2007	9,647
2008	8,843
Total	$ 40,196

Note 10 - Subsequent Event

In May 2004, the Company satisfied the conditions necessary for the funds held in trust (Note 3) to be released; the funds have now been received by the Company.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

XENOS TRANSACTION

Effective August 2003, the Company signed a definitive agreement to sell all of its business assets to Xenos Group Inc. Following approval by our shareholders, Xenos acquired our intellectual property, customer relationships, and operating assets and hired our employees. Full particulars of the transaction and information about Xenos were provided to shareholders in a definitive Proxy Statement, which we filed with the Securities and Exchange Commission. The Xenos transaction closed effective November 17, 2003.

Xenos paid $1,250,000 and issued 1,000,000 shares of common stock to XML Global in exchange for the purchased assets, including our trade accounts receivable, fixed assets and the GoXML eBusiness product line. Xenos provided a price guarantee on the Xenos shares issued to XML Global such that Xenos, under certain conditions, may make additional cash payments to XML Global, not to exceed C$1,340,000, in the event that Xenos shares are trading below C$3.50 prior to the anniversary date of the closing. In February 2004, with the consent of Xenos, the Company sold 750,000 shares of Xenos stock for C$3.50 per share and realized proceeds of C$2,625,000 (approximately $2 million at then-prevailing exchange rates). These funds were held in trust pending confirmation that certain tax liens over our Canadian assets have been removed, but have now been released to us.

The Company paid $250,000 and 250,000 shares of Xenos common stock to a developer group in settlement of obligations arising from the purchase of intellectual property in April 2003. The developer group surrendered 16,000,000 share purchase warrants exercisable at $0.04 and also entered into employment contracts with Xenos to facilitate the transfer of intellectual property.

With the closing of the Xenos transaction, the Company commenced operations as a development stage company.

OPERATING PLAN

The Company believes it can offer owners of potential merger or acquisition candidates the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The target company will, however, incur significant post-merger or acquisition registration costs in the event target company shareholders wish to offer a portion of their shares for subsequent sale. Further, while target company shareholders will receive "restricted securities" in any merger or acquisition transaction, those restricted securities will represent, if a trading market develops for our common stock, ownership in a "publicly-traded" as opposed to a "privately-held" company. The Company also believes target company shareholders may benefit in obtaining a greater ownership percentage in us remaining after a merger or acquisition than may be the case in the event a target company offered its shares directly for sale to the public. Nevertheless, our officers and directors have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for target company shareholders.

The Company expects to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities, including private companies, partnerships or sole proprietorships. The Company does not intend to act as a general or limited partner in connection with partnerships we may merge with or acquire nor have we identified any particular area of interest within which we will concentrate our efforts.

The Company contemplates that it will seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by us will assist in identifying possible target companies. The Company has not established a specific level of earnings or assets below which it would not consider a merger or acquisition with a target company. Moreover, we may identify a target company, which is generating losses, which it will seek to acquire or merge with us. The merger with or acquisition of a target company that is generating losses or which has negative shareholders' equity may have a material adverse affect on the price of our common stock, if a public trading market develops.

You should note, however, that our independent accountants audit report for the fiscal year ended June 30, 2003 contains a qualification and explanatory language that due to our recurring losses from operations and net capital deficiency, substantial doubts exist about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Since The Company has sold substantially all of its business operations at March 31, 2004, we have adopted a discontinued operations presentation in respect of our e-business software operations. Our continuing operations are, on an interim basis, limited to maintaining our public company disclosure obligations and evaluating business opportunities.

In the following discussion, all amounts have been rounded to the nearest $1,000.

REVENUE AND COST OF REVENUE. All revenues and costs of revenue related to discontinued operations. Accordingly, the Company has not recognized any revenue associated with continuing operations in either the three and nine months ended March 31, 2004 or the comparative period.

RESEARCH AND DEVELOPMENT AND SALES AND MARKETING EXPENSES. All research and development, and sales and marketing expenses related to discontinued operations. Accordingly, the Company did not incur any such expenses associated with continuing operations in either the three and nine months ended March 31, 2004 or the comparative period.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes professional fees, investor relations costs and contractor fees associated with meeting our public reporting obligations. Such expenses were $102,000 and $218,000 in the three months and nine months ended March 31, 2004 compared to $63,000 and $384,000 in the comparative period. The decrease in the nine month figures was attributable to lower investor relations costs and professional fees. Contractor fees and other expenses increased, primarily because the ordinary administrative functions of the company which were previously addressed by staff as part of continuing operations are now contracted out. In addition, we hired a chief financial officer during the period with a result that we now incur a salary expense. The Company expects that operating expenses will continue at approximately the levels experienced in the quarter ended March 31, 2004 for the foreseeable future.

LOSS FROM DISCONTINUED OPERATIONS: The results of discontinued operations represent the majority of our operating activities. The results of discontinued operations in the current fiscal period are for the period from July 1, 2003 to November 17, 2003 (the date of the sale to Xenos). The results of discontinued operations for the comparative period are for the period July 1, 2002 to March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's independent auditor's report states that our consolidated financial statements for the year ending June 30, 2003 have been prepared assuming that the Company will continue as a going concern. Following the sale of its business assets to Xenos, the Company believes that it has sufficient cash reserves to meet its operating obligations for at least 12 months.

To date, the Company has experienced negative cash flows from operating activities. For the nine months ended March 31, 2004, net cash used in operating activities was $413,000. The net income of $2,508,000 was offset by net advances to discontinued operations of $90,000, the gain on sale of our business assets of $2,837,000 (which was not an operating cash flow) and a net cash inflow of $7,400 with respect to working capital changes. As part of the changes in working capital, the Company received an income tax refund from Canadian tax authorities of approximately $126,000. This refund will have to be repaid to the Canadian tax authorities when we file our next Canadian income tax return.

The Company has used $318,000 funding its operating activities since it commenced development stage operations. Of this amount, $149,000 represents the loss from continuing operations in the development stage. The balance relates to working capital changes. In addition to the income tax refund described above, cash proceeds were applied from the sale of our business assets to pay accounts payable, so the principal change in working capital during the development stage was a reduction in accounts payable and accrued liabilities of $293,000.

In the nine months ended December 30, 2003, the Company generated cash of $1,250,000 from the sale of its business assets and paid $250,000 to the Developer group in consideration of intellectual property acquired, for net cash generated by investing activities of $1,000,000. In the nine months ended March 31, 2003, net cash of $9,800 was used in investing activities.

In the nine months ended March 31, 2004 there were no net cash flows from financing activities. In the nine months ended March 31, 2003, $1,639,000 was generated from financing activities.

Changes in exchange rates had a net effect of increasing cash balances by $26,000 in the quarter ended September 30, 2003 compared to a decrease of $44,000 in the prior year.

As of March 31, 2004, the Company  had $646,000 in cash and cash equivalents, compared to $65,000 at March 31, 2003.

As of March 31, 2004, there were no contractual capital commitments outstanding.

The Company incurred operating losses and negative cash flows from operations in each quarter since it commenced operations. As of March 31, 2004 there was an accumulated deficit of $13,736,000 plus a deficit accumulated during the deficit stage of $149,000. Apart from interest earned on short-term investments, there are no current sources of revenue. Expenses are limited to the cost of maintaining our public company disclosure obligations and expenses incurred to review new business opportunities.

In the event that future operating cash flows do not meet all our cash requirements, the Company will need additional financing. Should the Company need additional financing through debt or equity placements, there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, the Company may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to take advantage of acquisition opportunities, which could have a materially adverse effect on its financial condition and results of operations.

The Company does not expect to generate operating earnings in the foreseeable future since, following the Xenos transaction, it does not have any revenue generating operations. It will likely incur losses and the losses may increase. If  a new business venture is not found, the Company is unlikely to achieve or sustain profitability, which would have a materially adverse effect on our financial condition and results of operations. Even if the Company achieves or maintains profitability, it may not sustain or increase profitability on a quarterly or annual basis in the future.

Some of our expenses are paid outside the United States in currencies other than US dollars. Because our financial results are reported in US dollars, they are affected by changes in the value of the various foreign currencies in which payments are made in relation to the US dollar. The Company does not cover known or anticipated currency fluctuation exposures through foreign currency exchange option or forward contracts. The primary currency for which we have foreign currency exchange rate exposure is the Canadian dollar. Financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities are carried at cost that approximates fair value because of the short-term maturity of these instruments.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 2 to our financial statements for the year ended June 30, 2003, included in the 10-KSB as filed with the Securities Exchange Commission on October 3, 2003. The Company believes its most critical accounting policies for the period July 1 to November 16, 2003 included revenue recognition, accounting for impairment of long-lived assets, and accounting for research and development expenses. Following the sale of its business assets to Xenos, and the sale of the Xenos stock, operations are insignificant and assets are substantially all cash and cash equivalents. Accordingly, there are no critical accounting policies.

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

 PART II - OTHER INFORMATION

Item 1.      Pending Legal Proceedings

At the date of this report, there are no pending legal proceedings in which we are a party and the Company is not aware of any threatened legal proceedings.

Item 2.      Changes in Securities

There were no changes in securities in the period.

Item 4.     Submission  of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders in the three months ended March 31, 2004.

Item 6.      Exhibits and Reports Filed on Form 8-K

Exhibit No.	Description

31.0	Certification
32.0	Certification pursuant to 18 USC Section 1350

Reports Filed on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
XML-Global Technologies, Inc.
Date: June 4, 2004	Signature:	/s/ Sheldon Drobny Sheldon Drobny Chief Executive Officer
Date: June 4, 2004	Signature:	/s/ Jack Rabin Jack Rabin Chief Financial Officer