Form 10QSB/A
period 2002-12-31
XML GLOBAL TECHNOLOGIES INC
filed 2004-06-14
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

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


3000 Dundee Road, Suite 105
                   Northbrook, Illinois 60006
(Address of principal executive offices, including zip code)

Registrant's Telephone No., including area code: (847) 562-0700


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
XML-Global Technologies, Inc.
Date: June 14, 2004	Signature:	/s/ Sheldon Drobny Sheldon Drobny, Chief Executive Officer
