Form 10KSB/A
period 2003-06-30
XML GLOBAL TECHNOLOGIES INC
filed 2004-06-14
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-1
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

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

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
	XML-Global Technologies, Inc.
Date: June 14, 2004	By:/s/ Sheldon Drobny Sheldon Drobny, Chief Executive Officer

        In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Position	Date
/s/ Simon Anderson Simon Anderson	Director	June 14, 2004
/s/ Sergio Nesti Sergio Nesti	Director	June 14, 2004
/s/ Sheldon Drobny Sheldon Drobny	Chief Executive Officer and Director	June 14, 2004
/s/ Jack Rabin Jack Rabin 	Chief Financial Officer and Director	June 14, 2004