Form 10KSB
period 2004-06-30
XML GLOBAL TECHNOLOGIES INC
filed 2004-10-14
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2004

OR

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-23391

XFormity Technologies, Inc.
(Formerly XML-Global Technologies, Inc.)
(Exact name of registrant as specified in its charter)

Colorado	84-1434313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 14333 Proton Road
Dallas Texas 75244
(Address of principal executive offices, including zip code)

Registrant's Telephone No., including area code: 972-661-1200

_______________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes X      No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenues from continuing operations in its most recent fiscal year.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of September 20, 2004 was $6,461,274.

There were 71,791,936 shares of common stock outstanding, as of September 20, 2004.

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

ICF was organized in 1991 for the purpose of consummating a merger or acquisition with a private entity. Prior to entering into the Agreement, it had no material amount of assets or liabilities and no operations. Subsequent to completing the Agreement, ICF changed its name to XML-Global Technologies, Inc. (XMLG or the Company) and changed its fiscal year-end to June 30.

XML-Technologies was a Nevada corporation organized on May 18, 1999 as the parent company to XML-Global Research Inc., which was a British Columbia corporation. From August 27, 1999 until November 17, 2003, we and our subsidiaries engaged in the business of developing software applications using XML (eXtensible Markup Language). XML is an abbreviated version of SGML (Standard General Markup Language), an international standard for defining descriptions of the structure and content of electronic documents. Effective November 17, 2003, we sold all of our business assets to Xenos Group Inc. (Xenos), which acquired our intellectual property, customer relationships, and operating assets, and hired our employees. Effective June 24, 2004, we merged XML-Global Research, Inc. and XML-Technologies into the parent Company.

In October 1999, DataXchg, Inc. was formed by the Company and David Webber, a director of the Company. Initially, DataXchg was 40%-owned by XMLG and 60%-owned by Mr. Webber. In exchange for his interest, Mr. Webber assigned to DataXchg certain technology, which underlies our current product, known as GoXML Transform, which offers the ability to convert standard EDI documents into XML format. In June 2000, we acquired Mr. Webber's 60% interest in DataXchg in exchange for issuing to Mr. Webber 1,000,000 shares of our common stock. As a result of this transaction, DataXchg became our wholly owned subsidiary.

On January 17, 2001, we acquired the issued shares of Bluestream Database Software Corp. (Bluestream) through a newly incorporated subsidiary, 620486 BC Ltd. Bluestream is a British Columbia corporation that had developed proprietary XML database software. On April 15, 2002, the Company entered into a letter of intent to allow Mr. James Tivy to indirectly purchase an interest in Bluestream. The transaction closed on September 26, 2002 and we now hold preferred shares in Bluestream with a redemption value of $575,000 and a 45% interest in Bluestream's common stock. Due to the uncertainty of realizing value or a return on the preferred stock, we ascribe only a nominal carrying value.

On November 5, 2001, XML Global formed LE Informatics, Inc., a Delaware corporation, as a wholly owned subsidiary to market our products and services to the law enforcement sector. The Company planned to transfer its intellectual property rights associated with our "Xtract" software to LE Informatics, Inc. and license our other products to LE Informatics, Inc. From December 2001 to April 2002, LE Informatics and its wholly owned subsidiary, Xtract Informatics Inc., engaged in the marketing of XML software to law enforcement agencies. LE Informatics Inc. and its subsidiary ceased law enforcement software operations in April 2002. Until March 2004, we conducted our Canadian operations through Xtract Informatics Inc. In June 2004, we amalgamated Xtract Informatics Inc. into LE Informatics Inc.

In August 2003, we entered into a definitive agreement to sell our business assets (comprising trade accounts receivable, fixed assets and intellectual property relating to GoXML Transform, GoXML Registry, GoXML Messaging and GoXML Search). The transaction closed effective November 17, 2003. As consideration for these assets, Xenos Group Inc. tendered $1.25 million in cash and 1,000,000 shares of common stock of Xenos, which represented 10% of Xenos' outstanding stock after the transaction. The Xenos common stock was initially deposited in escrow with a 12-month hold period but, by mutual consent, was sold for net proceeds of $2.0 million in February 2004. We generated gross proceeds from the sale of the technology of $3.9 million. From the proceeds, the company has paid $250,000 in cash and 250,000 shares of Xenos stock to a developer group (the Developers) as discussed below.

On July 29, 2003, we entered into an agreement with the Developers to allocate proceeds from the Xenos sale. The agreement provided that upon the Xenos transaction closing, the Developers would receive $200,000 on closing, $50,000 one year after closing and 250,000 shares of Xenos stock subject to the same one-year escrow. The 16,000,000 warrants of XMLG held by the developers were surrendered at the closing of the Xenos transaction effective November 17, 2003.

Business of Issuer During Fiscal 2004 Following Sale of Assets to Xenos.

After selling our business operations to Xenos Group Inc., we began seeking to merge with or acquire a target company. We believed we could offer owners of potential merger or acquisition candidates the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The target company will, however, incur significant post-merger or acquisition registration costs in the event the target company shareholders wish to offer a portion of their shares for subsequent sale. Further, while target company shareholders will receive "restricted securities" in any merger or acquisition transaction, those restricted securities will represent, if a trading market develops for our common stock, ownership in a "publicly-traded" as opposed to a "privately-held" company. We also believe target company shareholders may benefit in obtaining a greater ownership percentage in us remaining after a merger or acquisition than may be the case in the event a target company offered its shares directly for sale to the public. Nevertheless, our officers and directors have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for target company shareholders.

We expect to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities, including private companies, partnerships or sole proprietorships. We do not intend to act as a general or limited partner in connection with partnerships with whom we may merge or acquire. We have not identified any particular area of interest within which we will concentrate our efforts.

Acquisition of XFormity, Inc. - Subsequent Event

In August 2004, we signed a definitive agreement and plan of merger with software architecture and engineering company XFormity, Inc (Xformity). The combined company intends to focus on the development of quick serve restaurant (QSR) business intelligence and technology solutions.

Effective September 27, 2004, we consummated an Agreement and Plan of Merger (the "Merger Agreement") between and among the Company, XML Acquisition Corporation ("XAC"), a wholly-owned subsidiary of the Company, and XFormity, Inc., a Texas corporation ("XFormity"). Pursuant to the Merger Agreement, XAC merged with and into XFormity and all outstanding shares of XFormity common stock were automatically converted into shares of common stock and warrants of the Company. As a result of the transaction, XFormity became the wholly owned subsidiary of the Company.

Concurrently with the consummation of the merger transaction, the Company effected a one-for-four (1-for-4) reverse split of all of its outstanding securities (the "Reverse Split"). In addition, the Company changed its name to "XFormity Technologies, Inc." Beginning with the opening of trading on Tuesday, September 28, 2004, the Company's common stock began trading on the OTC Electronic Bulletin Board giving effect to the foregoing Reverse Split and name change, with the ticker symbol "XFMY."

The Merger Agreement provided for consummation of the following principal transactions, all of which were completed on September 27, 2004:
*	XAC merged with and into XFormity, Inc., with XFormity, Inc. being the surviving corporation and becoming a wholly owned subsidiary of the Company.
*

Upon consummation of the merger, all outstanding shares of XFormity common stock were converted automatically into an aggregate of 71,791,939 shares of common stock of XMLG and warrants exercisable to purchase an aggregate of approximately 23,478,000 shares of common stock of XMLG at an exercise price of $0.065 per share. The shares of common stock issued upon consummation of the merger represented immediately following the merger approximately fifty percent (50%) of the total issued and outstanding shares of common stock of the Company.

*	Upon consummation of the merger, the Company paid $500,000 to XFormity to retire outstanding unsecured XFormity loan liabilities.
*

As a consequence of the Merger, the principal amount of approximately $584,000 and interest from bridge loans previously advanced by the Company to XFormity were converted into an inter-company transaction.

*

The common stock and warrants issued to the XFormity shareholders in the merger will be held in a closing escrow subject to the completion of XFormity's audited financial statements and pro forma financial information in conformity with federal securities laws.

*

XFormity executed and delivered an Indemnity Agreement pursuant to which it agreed to indemnify XMLG from any liability arising out of certain pending patent infringement litigation involving XFormity. To secure the Indemnity Agreement, Mark Haugejorde, XFormity's former principal shareholder, deposited into a Holdback Escrow Agreement an aggregate of 1,470,000 shares of common stock (the "Holdback Escrow Shares"), having an approximate market value of $500,000.

*	Concurrently with the merger, Sheldon Drobny resigned as an executive officer and director of the Company and Mark Haugejorde was elected to serve as a director, President and Chairman of the Board.
*

Concurrently with the consummation of the Merger, Paradigm Millennium Fund, L.P. and Paradigm Group II, LLC (collectively referred to as "Paradigm") delivered an Indemnity Agreement to XFormity. To secure Paradigm's undertakings in the Indemnity Agreement, Paradigm agreed to escrow for a period of 12 months an aggregate of 1,544,798 shares of common stock.

*

In connection with the merger transaction, XFormity paid to Paradigm Group II, LLC an investment banking fee consisting of ten percent (10%) of the pre-merger XFormity shares. That 10% interest entitled Paradigm Group to receive an aggregate of 1,794,799 shares of the Company's common stock upon completion of the merger, of which Paradigm Group assigned to Sergio Nesti, a director of the Company, an aggregate of 250,000 shares.

*	The Company paid a one-time investment banking fee to Paradigm Group II, LLC in the amount of $360,000.

All share and per share information contained in this Report does not give effect to the acquisition of XFormity or the Reverse Split, unless otherwise stated.

XFormity's Products

The Qube

The Qube is a web services platform intended for application development and multi-platform integration that is designed to work with a variety of software and hardware environments. Written in C#, the Qube is compliant with Microsoft .NET and uses industry XML Web service standards (SOAP, WSI, GXA) that enable software applications to interoperate, regardless of platform or programming language. Utilizing XML as the core communication medium, the Qube provides a platform that can readily be extended to deliver rapid, cost effective solutions for current and future needs of clients ranging from small/medium enterprises to Fortune 500 business.

Microsoft's .NET platform is believed to deliver several distinct advantages. Programmers can easily and rapidly add components to the Qube to perform custom processing. Any .NET-compliant software language will integrate directly with the Qube; in addition, the Qube can also incorporate Component Object Model (COM) components that have already been written for a specific purpose. This allows for clients to extend the Qube through their own IT staff, outsource developers, or the XFormity team. New features and functionality can be added through components without performance or service interruptions.

QSRx

QSRx is a comprehensive business intelligence solution, based on the Qube, for monitoring and tracking the daily performance of retail businesses from the individual store to the total enterprise. The solution includes finance, operations, and labor modules that have been designed in collaboration with franchise leaders to provide the daily information needed to manage an enterprise.

QSRx provides business intelligence in the form of actionable alerts, balanced scorecards and exception-based reporting; delivered directly to computers, cell phones and hand-held devices. The system alerts management to performance variances with user-set performance thresholds.

XFormity's Marketing Strategy

XFormity has contracted with SEI Information Technology, Inc., to provide sales and marketing for the Company and the QSRx product suite. Founded in 1969, SEI employs over 600 people, and specializes in help desk and telemarketing support for retail, legal, and software enterprises.

XFormity's senior management team focuses on relationships with franchisors and large franchisees. SEI designs, develops, and executes marketing campaigns to prospective franchisees across the United States. At this time, there are no plans to extend QSRx internationally.

XFormity's Competition

XFormity's decision to enter the Quick Serve Restaurant technology market was due to the inadequacy of available alternatives. Most restaurant operators rely on data provided secondarily from Point of Sale and Back of House systems. This data, while often very rich in content, is cumbersome and slow to analyze. XFormity's QSRx has been designed to allow operators instant access to intelligence that is relevant and actionable. Competitors providing reports offer little more than a regurgitation of data in different formats. We believe that our customers recognize XFormity's solutions as providing innovation and clear advantages over available alternatives.

XFormity's Intellectual property

Xformity protects its Intellectual Property through copyright and trademarks. We have not registered any copyrights or trademarks, but intend to do so in the future. The Company is undergoing an Intellectual Property audit to consider more formal protection such as patents.

URLs

We have registered our key Internet URLs, including XFormity.com, and review these registrations on a regular basis to ensure that they remain current and in good standing.

Limitations of Intellectual Property Protection

No assurance can be given that any patent will be issued or that the scope of any patent protection will exclude competitors or that any patent, if issued, will be held valid if subsequently challenged.

When we apply for registration of trademarks and registered domain names in an effort to protect them, we cannot be sure of the nature or extent of the protection afforded, since trademark registration does not assure any enforceable rights under many circumstances and there exists significant uncertainty surrounding legal protections of domain names.

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

Investments and Licenses

We own 45% of the common equity and certain preferred stock in a holding company that owns Bluestream Database Software Corp., an XML database developer. If Bluestream's business is successful, we may receive dividends or realize proceeds from the sale of our shares. At present however, the outlook for Bluestream is uncertain and we have written off our investment.

We hold a license to XFormity's The Qube software, a business-to-business communications and transactions engine as previously described. The license gives us non-exclusive, non-transferable worldwide, royalty-free license to market, distribute, copy and sublicense the object code of The Qube software to customers or distributors for use by customers.

Employees

We currently have eight employees located at our principal office in Dallas, Texas and one employee in Northbrook, Illinois.

We do not expect that existing or probable governmental regulations will have a material effect on the business. We did not incur any separately identifiable costs to comply with environmental laws.

Item 2. Description of Property

Our corporate headquarters will be in Dallas, Texas. We rent office space in Illinois on a month-to-month basis from a company controlled by one of our directors and officers. Our combined offices will consist of approximately 2,100 square feet, which we will rent for $2,835 per month. The Company does not own any real estate.

The Company believes that its facilities and equipment are suitable and adequate for the business of the Company as presently conducted, but will require additional equipment to service the needs of XFormity's business as it expands.

Item 3. Legal Proceedings

At the date of this report, there are no pending legal proceedings in which we are a party and we are not aware of any threatened legal proceedings.

However, XFormity, Inc is the defendant in a patent infringement suit captioned b50.com, LLC v. XFormity, Inc., a Texas corporation, pending in the United States District Court for the Northern District of Texas, Dallas Division, Case. No. 304 CV 542 D (the " b50 Litigation"). The Company believes the b50 Litigation has no merit and will vigorously defend. Of the common stock issued to the XFormity shareholders, shares having a market value of $500,000 have been withheld in escrow to cover potential XFormity litigation liabilities.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended June 30, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Trading Information

Since November 2000, our common stock has traded on the Over-the-Counter Market and has been quoted on the OTC Electronic Bulletin Board under the symbol "XMLG." Effective with the merger with Xformity. Inc. on September 28, 2004, the Company will trade on the Over-the-Counter Market under the symbol "XFMY".

The following table sets forth the high and low prices for our common stock for each quarter since July 1, 2002, adjusted to reflect the reverse one for four (1 for 4) common stock split effected upon completion of the merger. The prices presented below are bid and ask prices, which represented price between broker-dealers and does not include retail markups and markdowns or any commission to the broker. The prices do not necessarily reflect actual transactions.

Common Stock
Quarter Ended	Low	High
September 30, 2002	$ .60	$ 1.16
December 31, 2002	$ .52	$ .84
March 31, 2003	$ .12	$ .76
June 30, 2003	$ .08	$ .36
September 30, 2003	$ .16	$ .32
December 31, 2003	$ .04	$ .24
March 31, 2004	$ .16	$ .56
June 30, 2004	$ .08	$ .40

 On September 20, 2004, the bid and ask prices of our common stock as quoted on the Bulletin Board were $0.36 and $0.3825, respectively. In addition, our common stock is subject to rules adopted by the Securities and Exchange Commission ("Commission") regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor, but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Holders

As of June 30, 2004, the Company had 91 shareholders of record. This does not include shareholders who held stock in accounts at broker-dealers.

Dividends

We have not declared or paid any cash dividends on our capital stock since inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Item 6. Management's Discussion and Analysis

OPERATING PLAN

During Fiscal 2004, our activities were concentrated on completing the sale of substantially all of our business assets to Xenos Group, Inc; and following consummation of the asset sale in November 2003, we focused on identifying a new business opportunity.

Subsequent to Fiscal 2004 year end, on September 27, 2004 we completed the acquisition of XFormity, Inc. We will focus on the development of XFormity's quick serve restaurant business intelligence and technology solutions.

We have sufficient cash on hand from the sale of our business assets to Xenos to fund our operations for at least 12 months and it will not be necessary to raise additional funds in the next 12 months.

RESULTS OF OPERATIONS

Since we sold substantially all of our business operations in November 2003, we adopted a discontinued operations presentation in respect of our business integration software operations. Our continuing operations are, on an interim basis, limited to maintaining our public company disclosure obligations and evaluating business opportunities.

In the following discussion, all amounts have been rounded to the nearest $1,000.

REVENUE AND COST OF REVENUE. All revenues and costs of revenue are related to discontinued operations. Accordingly, we have not recognized any revenue associated with continuing operations in either the year ended June 30, 2004 or the comparative period.

RESEARCH AND DEVELOPMENT AND SALES AND MARKETING EXPENSES. All research and development and sales and marketing expenses related to discontinued operations. Accordingly, we did not incur any such expenses associated with continuing operations in the year ended June 30, 2004 or the comparative period.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes salaries, professional fees, investor relations costs and contractor fees associated with meeting our public reporting obligations and evaluating business opportunities. Such expenses were $528,000 and in the year ended June 30, 2004 compared to $416,000 in the comparative period. The decrease was primarily attributable to a decrease in investor relations costs offset by a foreign exchange loss resulting from holding sales proceeds in Canadian dollars. Contractor fees and other expenses increased, primarily because the ordinary administrative functions of the Company, which were previously addressed by staff as part of continuing operations, were contracted out. We also entered into an agreement for financial advisory and investment banking services relating to our purchase of XFormity that resulted in a $90,000 charge in the year. In addition, we hired a chief financial officer during the period with the result that we now incur a salary expense. We expect that operating expenses will continue at approximately the levels experienced in the quarter ended June 30, 2004 until we close the transaction with XFormity.

OTHER INCOME (EXPENSE). We earned interest income on the sale proceeds of our business assets of $2,000. In the prior year we incurred interest expense of $7,000, largely associated with delinquent income tax payments. We generated a gain on sale of our net business assets of $2,757,000. We generated gross sales proceeds of $3.9 million (comprising $1.25 million in cash and stock of Xenos with a value of the date of sale of $2.65 million). Against these gross proceeds, we incurred costs of $1.1 million, the main elements of which were payments due to a development group of $923,000, the elimination of the related cumulative translation adjustment of $75,000 and professional fees and other transaction costs of $114,000.

LOSS FROM DISCONTINUED OPERATIONS: The results of discontinued operations relate to our business integration software operations that we sold in November 2003. The results of discontinued operations in the current fiscal period reflect business integration software operations for the period from July 1, 2003 to November 17, 2003 (the date of the sale to Xenos). The results of discontinued operations for the comparative period are for the full fiscal year from July 1, 2002 to June 30, 2003. We generated income of $146,000 from discontinued operations in the current period compared to a loss of $3,972,000 in the prior year. We undertook a reorganization of our business affairs in March 2003 that resulted in a significant decrease in our monthly operating expenses. The comparative loss from discontinued operations included a $1,932,000 restructuring loss.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have experienced negative cash flows from operating activities. For the year ended June 30, 2004, we used net cash of $652,000 in operating activities. Our net income of $2,376,000 was offset by net advances to discontinued operations of $90,000, the gain on sale of our business assets of $2,757,000 (which was not an operating cash flow), stock-based compensation of $10,000 and a net cash outflow of $190,000 with respect to working capital changes. As part of the changes in working capital, we received an income tax refund from Canadian tax authorities of approximately $120,000. The Company believes there is no further liability due to any taxing authority at the end of its fiscal year.

We have used $563,000 in funding our operating activities since we commenced development stage operations. Of this amount, $448,000 represents our loss from continuing operations in the development stage. The balance relates to working capital changes. In addition to the income tax refund described above, we applied cash proceeds from the sale of our business assets to settle accounts payable, so the principal change in working capital during the development stage was a reduction in accounts payable and accrued liabilities of $244,000.

In the year ended June 30, 2004, we generated cash of $3,259,000 from the sale of our business assets, we paid $250,000 to a developer group in consideration of intellectual property acquired and we advanced $187,000 to XFormity, for net cash generated by investing activities of $2,822,000. In addition to the $250,000 cash payment, we paid the developer group 250,000 common shares of Xenos stock, which corresponds to a value of about $670,000. In the year ended June 30, 2003, we used net cash of $21,000 in investing activities.

In the year ended June 30, 2004, we generated $375,000 from the sale of stock to Paradigm Group. In the year ended June 30, 2003, we generated $1,705,000 from financing activities.

Changes in exchange rates had a net effect of decreasing our cash balance by $3,000 in the year ended June 30, 2004 compared to a decrease of $42,000 in the prior year.

As of June 30, 2004, we had $2,575,000 in cash and cash equivalents, compared to $33,000 at June 30, 2003.

As of June 30, 2004, we had no contractual capital commitments outstanding. Amounts were paid to Paradigm Group II, LLC under the investment-banking agreement in July 2004.

We have incurred operating losses and negative cash flows from operations in each quarter since we commenced operations. As of June 30, 2004 we had an accumulated deficit of $13,569,000 plus a deficit accumulated during the development stage of $448,000. Apart from interest earned on short-term investments, we currently have no sources of revenue. Our expenses are limited to the cost of maintaining our public company disclosure obligations and expenses incurred to review new business opportunities. We expect to generate revenue from the sale of XFormity software services, but, to date, XFormity's expenses have exceeded its revenues and XFormity has required cash to support its operations.

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

We do not expect to generate operating earnings in the foreseeable future since, following the Xenos transaction, we do not have any revenue generating operations. We expect to generate revenues from the operations of XFormity, but that company has a history of operating losses and there can be no assurance that we will generate operating income. We will likely incur losses and the losses may increase. Even if we achieve or maintain profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position, and we apply those accounting policies in a consistent manner. The significant accounting policies are summarized in Note 1 to the consolidated financial statements. Since our assets primarily comprise cash or cash equivalents and we do not have any significant operations, there are no accounting policies that are critical to the presentation of our financial position and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

All required accounting pronouncements are included in the audited financial statements included herewith.

Item 7. Financial Statements

Financial statements are included herewith.

XML-Global Technologies, Inc.

Independent Auditors' Report
and
Consolidated Financial Statements

XML-Global Technologies, Inc.
Table of Contents
June 30, 2004 and 2003

Page
Consolidated Financial Statements:
Independent Auditors' Reports	1
Balance Sheets	2
Statements of Operations	3
Statements of Changes in Stockholders' Equity	4
Statements of Cash Flows	8
Notes to Consolidated Financial Statements	9-20

Independent Auditors' Report

Board of Directors and Stockholders of
XML - Global Technologies, Inc.

We have audited the accompanying consolidated balance sheet of XML - Global Technologies, Inc. as of June 30, 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XML - Global Technologies, Inc. as of June 30, 2004, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Altschuler, Melvoin and Glasser LLP
Chicago, Illinois
September 7, 2004, except for Note 11, as to
    which the date is October 1, 2004

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

Berkovits, Lago & Company, LLP
Fort Lauderdale, Florida
September 30, 2003

XML-Global Technologies, Inc.
Consolidated Balance Sheet
June 30, 2004 and 2003

ASSETS
	2004	2003
Current Assets
Cash and cash equivalents	$ 2,575,284	$ 33,375
Other receivables	21,668	13,688
Prepaid expenses	-	1,126
Advances to XFormity, Inc.	186,762	-
Net assets to be disposed	-	89,662
Total assets	$ 2,783,714	$ 137,851

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$ 110,738	$ 185,745
Foreign income taxes payable	7,591	116,010
Total current liabilities	118,329	301,755

Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at June 30, 2004 and 2003	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized, 71,791,936 and 58,055,736 shares issued and outstanding at June, 30 2004 and 2003, respectively	7,180	5,806
Additional paid-in capital	16,676,013	16,292,837
Accumulated other comprehensive loss	(695)	(69,882)
Accumulated deficit	(13,568,925)	(16,392,665)
Deficit accumulated during the development stage	(448,188)	-
Total stockholders' equity (deficit)	2,665,385	(163,904)
Total Liabilities and Stockholders' Equity(Deficit)	$ 2,783,714	$ 137,851

See accompanying notes to these consolidated financial statements.                                                                           1

XML-Global Technologies, Inc.
Consolidated Statement of Operations
For the Period Ended June 30

	Cumulative During Development Stage November 17, 2003 to June 30, 2004	2004	2003
Operating Expenses
Occupancy	$ 4,056	$ 4,056	$ -
Professional fees	112,031	167,011	145,143
Salaries	51,010	51,010	-
Contractor fees	143,829	158,054	37,517
Travel	6,832	6,832	-
Directors' fees	4,372	4,372	-
Investor relations	2,714	4,716	216,667
Telephone, fax and internet	9,608	9,608	-
Other	6,805	14,270	17,170
Foreign exchange loss	108,476	108,476	-
Total operating expenses	449,733	528,405	416,497
Operating loss	(449,733)	(528,405)	(416,497)
Other Income (Expense)
Interest income (expense)	1,545	1,545	(6,513)
Gain on sale of business assets	-	2,756,753	-
Income (loss) before provision for income taxes	(448,188)	2,229,893	(423,010)
Provision for income taxes	-	-	-
Income (loss) from Continuing Operations	(448,188)	2,229,893	(423,010)
Income (loss) from discontinued operations, net of tax (Note 6)	-	145,659	(3,971,750)
Net Income (Loss)	(448,188)	2,375,552	(4,394,760)
Other comprehensive income, net of tax
Foreign currency translation adjustment	385	69,187	(41,913)
Comprehensive Income (Loss)	$ (447,803)	$2,444,739	$ (4,436,673)
Income (Loss) Per Share From Continuing Operations
Basic	$ (0.01)	$ 0.04	$ (0.01)
Diluted	$ (0.01)	$ 0.02	$ (0.01)
Loss Per Share From Discontinued Operations
Basic		$ (0.01)	$ (0.09)
Diluted		$ (0.01)	$ (0.09)
Income (Loss) Per Share
Basic	$ (0.01)	$ 0.04	$ (0.11)
Diluted	$ (0.01)	$ 0.03	$ (0.11)
Weighted Average Number Of Shares Outstanding
Basic	58,906,651	58,581,164	41,815,845
Diluted	58,906,651	91,864,890	41,815,845

See accompanying notes to these consolidated financial statements.                                                                            2

XML-Global Technologies, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception to June 30, 2004

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, May 18, 1999 (date of inception)	-	$ -	$ -	$ -	$ -	$ -

Common stock issued in May 1999 for cash at $0.001 per share	12,500,000	1,250	11,250	-	-	12,500
Net loss	-	-	-	(120,849)	-	(120,849)
Assumption of liabilities of International Capital Funding, Inc.	5,000,000	500	(3,171)	-	-	(2,671)
Balance, June 30, 1999	17,500,000	1,750	8,079	(120,849)	-	(111,020)

Common stock issued in August 1999 for cash of $1.00 per share, net of offering costs of $173,044	2,194,865	219	2,021,602	-	-	2,021,821
Common stock issued in August 1999 as repayment of a note payable to a stockholder at $1.00 per share	135,135	14	135,121	-	-	135,135
Common stock issued in January 2000 for cash of $1.00 per share	1,000,000	100	999,900	-	-	1,000,000
Common stock issued in February 2000 for cash of $1.00 per share	550,000	55	549,945	-	-	550,000
Common stock issued in April 2000 for cash of $1.00 per share	500,000	50	499,950	-	-	500,000
Common stock issued in April 2000 for cash of $1.00 per share	4,625,000	463	6,269,863	-	-	6,270,326
Common stock issued in April 2000 for cash of $1.00 per share	100,000	10	99,990	-	-	100,000
Common stock issued in October 1999 for the purchase of a 40% interest in DataXchg Inc. at $1.00 per share	400,000	40	399,960	-	-	400,000
Common stock issued in June 2000 for the purchase of a 60% interest in DataXchg Inc. at $1.00 per share	600,000	60	599,940	-	-	600,000
Common stock issued in March 2000 on exercise of warrants exercisable at $0.07 per share	500,000	50	34,950	-	-	35,000
Return of unvested common stock	(600,000)	(60)	60	-	-	-
Stock-based compensation	-	-	55,898	-	-	55,898
Foreign currency translation adjustment net of $2,622 of tax	-	-	-	-	(5,089)	(5,089)
Net loss	-	-	-	(1,573,241)	-	(1,573,241)

Balance, June 30, 2000	27,505,000	$ 2,751	$11,675,258	$(1,694,090)	$ (5,089)	$ 9,978,830

See accompanying notes to these consolidated financial statements.                                                                                                  3

XML-Global Technologies, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception to June 30, 2004

						Accumulated
				Additional		Other
	Common Stock		Convertible	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Stock	Capital	Deficit	Income (Loss)	Total

Balance, June 30, 2000	27,505,000	$ 2,751	-	$11,675,258	$ (1,694,090)	$ (5,089)	$ 9,978,830
Stock issued for investor relations services at $0.85 per share	60,000	6	-	50,994	-	-	51,000
Stock-based compensation				24,496			24,496
Foreign currency translation adjustment, net of $1,414 tax	-	-	-	-	-	(2,745)	(2,745)
Net loss	-	-	-	-	(4,730,568)	-	(4,730,568)

Balance, June 30, 2001	27,565,000	2,757	-	11,750,748	(6,424,658)	(7,834)	5,321,013
Common stock issued in May 2002 in consideration of investor relations services at $0.30 per share	1,000,000	100	-	299,900	-	-	300,000
Common stock issued in February 2002 in consideration of investor relations services at $0.39 per share	200,000	20	-	77,980	-	-	78,000
Common stock issued in May 2002 in consideration of corporate finance services at a $0.30 per share	250,000	25	-	74,975	-	-	75,000
Common stock issued in May 2002 in consideration of corporate finance services at a $0.23 per share	200,000	20	-	45,980	-	-	46,000
Common stock issued in February 2002 for cash of $0.14 per share	36,000	4	-	4,856	-	-	4,860
Common stock issued in March 2002 for cash of $0.14 per share	79,500	8	-	10,723	-	-	10,731
Common stock issued in March 2002 for cash of $0.14 per share	29,800	3	-	4,020	-	-	4,023
Common stock issued in May 2002 for cash of $0.20 per share	32,600	3	-	6,387	-	-	6,390
Common stock issued in May 2002 for cash of $0.17 per share	16,000	1	-	2,687	-	-	2,688
Common stock issued in May 2002 for cash of $0.16 per share	18,400	2	-	2,942	-	-	2,944
Common stock issued in June 2002 on conversion of debt at $0.05 per share	2,200,000	220	-	351,780	-	-	352,000
Minority interest reclassified to convertible stock	-	-	100,000	-	-	-	100,000
Stock-based compensation	4,036	-	-	20,275	-	-	20,275
Foreign currency translation adjustment, net of $10,373 tax	-	-	-	-	-	(20,135)	(20,135)
Net loss	-	-	-	-	(5,573,247)	-	(5,573,247)

Balance, June 30, 2002	31,631,336	$ 3,163	$ 100,000	$ 12,653,253	$(11,997,905)	$ (27,969)	$ 730,542

See accompanying notes to these consolidated financial statements.                                                                                  4

XML-Global Technologies, Inc.
Consolidated Statement of Stockholders' equity (Deficit)
From Date of Inception to June 30, 2004

						Deficit	Accumulated
						Accumulated	Other
				Additional		During the	Comprehesive
	Common Stock		Convertible	Paid-in	Accumulated	Development	Income
	Shares	Amount	Stock	Capital	Deficit	Stage	(Loss)	Total
Balance, June 30, 2002	31,631,336	$ 3,163	$ 100,000	$ 12,653,253	$(11,997,905)	$ -	$ (27,969)	$ 730,542
Common stock issued in July 2002 for cash of $0.12 per share	69,000	7	-	8,452	-	-	-	8,459
Common stock issued for cash in August 2002 for $0.20 per share, less stock issuance costs of $85,000	5,000,000	500	-	914,500	-	-	-	915,000
Common stock issued for cash in October 2002 for $0.20 per share, less stock issuance costs of $27,869	1,639,344	164	-	299,836	-	-	-	300,000
Common stock issued for a promissory note of $200,000 and the balance in cash in February 2003 for $0.20 per share, less stock issuance costs of $27,869	3,360,656	336	-	401,722	-	-	-	402,058
Common stock issued for cash in April 2003 for $0.01 per share, less stock issuance costs of $7,478	3,247,800	325	-	24,675	-	-	-	25,000
Common stock issued for cash in June 2003 for $0.01 per share, less stock issuance costs of $4,945	5,494,500	550	-	49,450	-	-	-	50,000

See accompanying notes to these consolidated financial statements.                                                                                     5

XML-Global Technologies, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
From Date of Inception to June 30, 2004

						Deficit	Accumulated
						Accumulated	Other
				Additional		During the	Comprehensive
	Common Stock		Convertible	Paid-in	Accumulated	Development	Income
	Shares	Amount	Stock	Capital	Deficit	Stage	(Loss)	Total
Stock issued on purchase of a license at $0.14 per share	7,000,000	700	-	979,300	-	-	-	980,000
Warrants exercisable at $0.50 and $1.00 issued on purchase of a license	-	-	-	780,000	-	-	-	780,000
Minority interest reclassified to convertible stock	100,000	10	(100,000)	99,990	-	-	-	-
Common stock awarded to employees and contractors as a bonus and to settle obligations, at $0.15 per share	513,100	51	-	81,659	-	-	-	81,710
Foreign currency translation adjustment	-	-	-	-	-	-	(41,913)	(41,913)
Net loss	-	-	-	-	(4,394,760)	-	-	(4,394,760)

Balance, June 30, 2003	58,055,736	5,806	-	16,292,837	(16,392,665)	-	(69,882)	(163,904)
Stock issuances for cash at $0.03 per share, less $37,086 in issuance costs	13,736,200	1,374	-	373,626	-	-	-	375,000
Stock-based compensation	-	-	-	9,550	-	-	-	9,550
Foreign currency translation adjustment	-	-	-	-	-	-	69,187	69,187

Net income (loss)	-	-	-	-	2,823,740	(448,188)	-	2,375,552

Balance, June 30, 2004	71,791,936	$ 7,180	$ -	$16,676,013	$(13,568,925)	$ (448,188)	$ (695)	$ 2,665,385

See accompanying notes to these consolidated financial statements.                                                                      6

XML-Global Technologies, Inc.
Consolidated Statement of Cash Flows
For the Years Ended June 30, 2004 and 2003
	Cumulative During Development Stage November 17, 2003 to June 30, 2004	2004	2003
Cash Flows From Operating Activities
Income (loss) from continuing operations	$ (448,188)	$ 2,229,893	$ (4,394,760)
Net loss from discontinued operations	-	145,659	-
Net income (loss)	(448,188)	2,375,552	(4,394,760)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Net advances to discontinued operations	-	(90,443)	481,530
Restructuring costs and asset disposals relating to discontinued operations, net of cash recovered	-	-	1,839,462
Gain on sale of business assets	-	(2,756,753)	-
Stock-based compensation	9,550	9,550	-
Changes in operating assets and liabilities
Other receivable	(2,784)	(7,980)	7,929
Prepaid expenses	725	1,126	202,605
Accounts payable and accrued liabilities	(244,276)	(75,007)	(36,807)
Foreign income taxes payable	121,312	(108,419)	(77,643)
Net cash used in operating activities	(563,661)	(652,374)	(1,977,684)
Cash Flows From Investing Activities
Proceeds on sale of business assets	2,008,700	3,258,700	-
Purchase of intellectual property from developer group	-	(250,000)	-
Advances to XFormity, Inc.	(186,762)	(186,762)	-
Investments in respect of discontinued operations	-	-	(21,166)
Net cash provided by (used in) investing activities	1,821,938	2,821,938	(21,166)
Cash Flows From Financing Activities
Issuance of capital stock, net of issue costs	375,000	375,000	1,704,521
Net cash provided by financing activities	375,000	375,000	1,704,521
Effect of Changes in Exchange Rates	10,685	(2,655)	(41,913)
Net Change In Cash and Cash Equivalents	1,643,962	2,541,909	(336,242)
Cash and Cash Equivalents, beginning of period	931,322	33,375	369,617
Cash and Cash equivalents, end of period	$ 2,575,284	$ 2,575,284	$ 33,375
Supplemental Disclosure of Cash Flow Information
See also Note 10
Income taxes paid	$ -	$ -	$ 85,153
Interest paid	$ -	$ 516	$ 6,513

See accompanying notes to these consolidated financial statements.                                                                             7

XML-Global Technologies, Inc.
Notes to Consolidated Financial Statements
June 30, 2004 and 2003

Note 1 - Nature of operations and summary of significant accounting policies

Organization - XML-Global Technologies, Inc. (the "Company") is a Colorado corporation. From July 1, 2002 to November 17, 2003 when it sold substantially all of its business assets to Xenos Group Inc. ("Xenos"), it had two active subsidiaries, XML-Technologies, Inc. (a Nevada corporation) and Xtract Informatics Inc. (a British Columbia, Canada corporation). Since November 17, 2003, XML-Technologies, Inc. has been inactive and since March 1, 2004, Xtract Informatics Inc. has been inactive. In June 2004, the Company reorganized its corporate structure and no longer has any active subsidiaries.

Nature of Operations - From July 1, 2002 to November 17, 2003 the Company was engaged in the development and sale of business integration software. Since November 17, 2003, the Company has focused on the identification and evaluation of prospective merger or acquisition target entities. In June 2004, the Company entered into a letter of intent to merge with XFormity, Inc, which is a software architecture and engineering company. In August 2004, the Company signed a definitive agreement with XFormity, Inc., as discussed in Note 11 - Subsequent Events.

Principles of Consolidation - The consolidated financial statements include the accounts of XML-Global Technologies, Inc. and its wholly-owned U.S. and Canadian subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Presentation - Certain comparative amounts have been reclassified to conform with the presentation used in the current period. In particular, the Company has adopted a discontinued operations in respect to its former software business.

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

Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and trade accounts receivable. The Company places its temporary cash investments with major U.S. and Canadian banks and a U.S. brokerage firm. Cash deposited with U.S. banks is insured up to $100,000. Cash deposited with Canadian banks is insured up to C$60,000 (approximately $44,500). Securities, mutual funds, and other investments maintained with a U.S. brokerage firm are insured up to certain limits. The Company's investments may exceed these limits at times.

Fair Value of Financial Instruments - The carrying amount of cash, accounts payable and accrued liabilities reported on the balance sheet are estimated by management to approximate fair value.

Income Taxes - The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

The Company files a consolidated tax return in the United States and separate tax returns for its Canadian subsidiary. The Canadian subsidiary is subject to Canadian federal and provincial income taxes.

Foreign Currency Translation - All asset and liability accounts of Canadian operations are translated into U.S. dollars at the exchange rate in effect at June 30, 2004. Revenues and expenses are translated using the average exchange rate prevailing during the period. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive income.  Upon the sale of the assets to Xenos, the Company removed the accumulated translation adjustment in equity and included it in computing the gain on sale of business assets.

New Accounting Standards - Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). This statement amends FASB statement No. 123, "Accounting for Stock-Based Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Had compensation cost for the Company's stock option plan been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net loss and net loss per share would have been reflected as follows:

		Cumulative During Development Stage November 17, 2003 to June 30, 2004	2004	2003
Income (loss) as reported		$ (448,188)	$2,375,552	$(4,394,760)
Add:
Total stock-based employee compensation expense included in loss, as reported determined under APB 25, net of related tax effects		-	-	-
Deduct:
Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects		(6,100)	(6,100)	(198,600)
Pro forma loss		$ (454,288)	$2,369,452	$(4,593,360)
Loss per share as reported	Basic	$ (0.01)	$ 0.04	$ (0.11)
	Diluted	$ (0.01)	$ 0.02	$ (0.11)
Pro forma loss per share	Basic	$ (0.01)	$ 0.04	$ (0.11)
	Diluted	$ (0.01)	$ 0.03	$ (0.11)

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no financial statement impact from the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the financial position or results of operations of the Company.

Note 2 - Income Taxes

Net income (loss) from continuing operations before the provision for income taxes consists of the following:

	2004	2003
U.S. operations	$ 2,390,404	$ (378,980)
Canadian operations	(160,511)	(44,030)
	$ 2,229,893	$ (423,010)

The provision for income taxes relating to continuing operations consists of the following:

	2004	2003
Current expense
U.S.	$ -	$ -
Foreign	-	-
Deferred expense (benefit)
U.S.	812,737	(128,853)
Foreign	(59,389)	(16,291)
Change in valuation allowance	(753,348)	145,144
Provision for income taxes	$	$

The total income tax provision relating to continuing operations differs from the amount computed using the U.S. federal statutory income tax rate as follows:

	2004	2003
Net income (loss) before provision for income taxes	$ 2,229,893	$ (423,010)
Tax expense (benefit) at statutory rates	758,164	(143,823)
Utilization of NOLs	(812,737)	-
Excess income tax expense benefit in Canada and other	4,815	27,404
Increase (decrease) in valuation allowance	49,758	116,419
Income tax provision relating to continuing operations	$	$

Net income (loss) from discontinued operations before the provision for income taxes consists of the following:

	2004	2003
U.S. operations	$ 232,888	$ (2,152,227)
Canadian operations	(87,229)	(1,819,523)
	$ 145,659	$ (3,971,750)

The provision for income taxes relating to discontinued operations consists of the following:

	2004	2003
Current expense
U.S.	$ -	$ -
Foreign	-	116,010
Deferred expense (benefit)
U.S.	79,182	(731,757)
Foreign	(32,275)	(673,224)
Change in valuation allowance	(281,173)	1,290,147
Income tax provision (benefit) relating to discontinued operations	$ (234,266)	$ 1,176

The total income tax provision (benefit) relating to discontinued operations differs from the amount computed using U.S. federal statutory income tax rates as follows:

	2004	2003
Net loss before provision for income taxes	$ (88,607)	$ (3,971,750)
Tax benefit at statutory rate	(30,126)	(1,350,395)
Excess income tax expenses (benefit) in Canada and other	(234,266)	257,306
Increase in valuation allowance	30,126	1,094,265
Provision for income taxes	$ (234,266)	$ 1,176

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:
	2004	2003
Assets
Net operating loss carryforwards	$ 4,533,551	$ 5,341,239
Property and equipment basis and depreciation differences	-	91,918
Foreign currency translation adjustment	-	6,715
Foreign tax credit	-	134,111
Valuation allowance	(4,533,551)	(5,573,983)
Net deferred tax asset	$ -	$ -

The Company has approximately $13.2 million of U.S. net operating loss carryforwards which will begin to expire in 2018. Uncertainty exists surrounding realization of the benefit of the loss carryforwards and, accordingly, the Company has recorded a $4,533,551 valuation allowance.

Under existing tax laws, undistributed earnings of foreign subsidiaries are not subject to U.S. tax until distributed as dividends. Currently, the Company's Canadian subsidiaries have no undistributed earnings. In the event such earnings accumulate, they would be considered to be indefinitely reinvested, and no deferred income taxes would be provided on such amounts.

Note 3 - Earnings Per Share

Net income (loss) per share has been computed using the following weighted average number of shares:
	Cumulative During Development Stage November 17, 2003 to June 30, 2004	Year Ended June 30, 2004	Year Ended June 30, 2003
Shares issued and outstanding at June 30 (basic)	71,791,936	71,791,936	58,055,736
Shares potentially issued at June 30 (fully diluted)	111,394,936	111,394,936	102,108,596
Weighted average number of shares outstanding (basic)	58,906,651	58,581,164	41,815,845
Weighted average number of shares outstanding (fully diluted)	58,906,651	91,864,890	41,815,845

For the development stage period ended June 30, 2004 and the year ended June 30, 2003, the fully diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of stock options and warrants would be anti-dilutive. The fully diluted number of shares was calculated as follows:

	June 30, 2004	June 30, 2003
Shares of common stock issued and outstanding	71,791,936	58,055,736
Stock options	425,000	3,167,060
Warrants to purchase common stock	39,178,000	40,885,800
Fully diluted shares of common stock	111,394,936	102,108,596

Note 4 - Stockholders' Equity

Preferred Stock

The Company has 100,000,000 authorized shares of $0.01 par value preferred stock. The board of directors may authorize issuance of any number of shares in series and assign specific rights and preferences to each series without limitation. As of June 30, 2004 and 2003, no shares have been issued.

Common Stock and Stock Warrants

The Company has a single class of $0.0001 par value common stock. Authorized shares total 500,000,000. At June 30, 2004 and 2003, the Company had 71,791,936 and 58,055,736 shares issued, or committed to be issued, and outstanding respectively. Subsequent to year end, as discussed in Note 11, the Company entered into a definitive agreement and plan of merger with XFormity, Inc. As part of that transaction, common stock and warrants will be issued to XFormity, Inc. shareholders resulting in those shareholders owning approximately 50% of the issued stock of the Company on a fully-diluted basis. The Company will also undertake a one-for-four reverse split of the stock.

During fiscal 2003 and 2004, the Company entered into the following equity transactions which are exempt from registration in accordance with Rule 506 of Regulation D or Section 4(2) of the Securities Act of 1933.
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

In July 2002, the Company issued 69,000 shares of common stock to Huntleigh Securities Corporation, U.S. agent of Brown and Lampe, at $0.12 per share for net proceeds of $8,459.

Neither Brown and Lampe nor Huntleigh is a related party to XML Global.

2)

On August 23, 2002, in consideration for cash of $915,000, the Company issued to the Paradigm Group:

          1)           5,000,000 shares of common stock; and

          2)           share purchase warrants to purchase 3,000,000 shares of common stock at a price of
                        $0.50 per share.

The Company has agreed to register for resale the common stock and the common stock underlying the warrants issued to Paradigm Group.

3)

On October 1, 2002, in consideration for cash of $300,000, the Company issued to the Paradigm Group:

          1)           1,639,344 shares of common stock; and

          2)           share purchase warrants to purchase 983,506 shares of common stock at a price of
                        $0.50 per share.

The Company has agreed to register for resale the common stock and the common stock underlying the warrants issued to Paradigm Group.

4)

In January 2003, the party that held 100,000 shares of stock in a subsidiary that is exchangeable for common stock of the Company exercised its rights of conversion. As a result, the Company canceled 100,000 shares of Convertible Stock and issued 100,000 shares of Common Stock.

5)

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

The Company has agreed to register for resale the common stock and the common stock underlying the warrants issued to Paradigm Group.

6)

On April 14, 2003 the Company entered into an agreement with individuals (the "Developers"), including three former employees of the Company, to acquire rights to proprietary transformation software technology known as the "MagicGate transformation kernel". As consideration for this technology, the Company granted the Developers warrants to purchase 16,000,000 shares of common stock at $0.04 per share as long as they are employed by the Company. These warrants were cancelled on the sale of the Company's business assets of Xenos Group Inc.

7)

On April 25, 2003, for cash consideration of $25,000, the Company issued to the Paradigm Group:

          1)           3,247,800 shares of common stock;

          2)           share purchase warrants to purchase 3,372,300 shares of common stock at a price of
                         $0.065 per share.

The Company has agreed to register for resale the common stock and the common stock underlying the warrants issued to Paradigm Group.

8)

On June 6, 2003, for cash consideration of $50,000, the Company issued to the Paradigm Group:

          1)           5,494,500 shares of common stock;

          2)           share purchase warrants to purchase 5,744,500 shares of common stock at a price of
                         $0.50 per share.

The Company has agreed to register for resale the common stock and the common stock underlying the warrants issued to Paradigm Group.

9)

On June 16, 2004, for cash consideration of $375,000, the Company issued to the Paradigm Group:

          1)           13,736,200 shares of common stock;

          2)           share purchase warrants to purchase 14,361,200 shares of common stock at a price of $0.50 per share.

The Company has agreed to register for resale the common stock and the common stock underlying the warrants issued to Paradigm Group.

Stock Awards to Officers and Employees

In the year ended June 30, 2003, the Company issued 513,100 shares of common stock to officers and employees as bonus compensation or in lieu of cash payments otherwise due. Of this stock, 281,000 shares were issued to settle liabilities accrued at June 30, 2002. There were no obligations to issue stock of officers and employees at June 30, 2004 or June 30, 2003.

Warrants

As of June 30, 2004 and 2003, there were 39,178,000 and 40,885,800 warrants to purchase common stock outstanding, respectively. A summary of warrant activity during fiscal 2004 and 2003 follows:

	2004		2003
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price

Warrants outstanding, beginning of the year	40,885,800	$ 0.26	512,300	$ 1.42
Issued	14,361,200	$ 0.07	40,685,800	$ 0.25
Expired	(16,069,000)	$ (0.04)	(312,300)	$ 1.05
Warrants outstanding, end of the year	39,178,000	$ 0.28	40,885,800	$ 0.26

A summary of stock purchase warrants outstanding at June 30, 2004 follows:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.065	23,478,000	December 31, 2005
$0.50	13,000,000	December 21, 2005
$1.00	2,500,000	December 21, 2005
$2.00	200,000	September 1, 2004
	39,178,000

As discussed in Note 11, in August 2004, the Company entered into an agreement with XFormity Inc. which will result in the issuance of further warrants.

Note 5 - 1999 Stock Plan

On October 19, 1999, the Company adopted a stock incentive plan (the "1999 Stock Plan") to provide incentives to employees, directors and consultants. At the Company's annual general meeting, held May 14, 2001, the Company's shareholders approved an increase in the number of options under the 1999 Stock Plan from 4,000,000 to 6,000,000. On November 13, 2003, the Company's shareholders approved an increase in the number of shares issuable under the 1999 Plan, but the increase has not yet been implemented. Accordingly, the Company has reserved a total of 6,000,000 shares of common stock for issuance with the maximum term of options being ten years. The board of directors has the exclusive power over the granting of options and their vesting provisions. At June 30, 2004, 5,039,400 options remain available for future issuance.

On May 17, 2004, the Company's board of directors approved a reduction in the exercise price of all options then outstanding from between $0.17 and $0.37 per share to $0.065 per share. Repriced option awards to employees and directors, for which no expense was previously recognized, are subject to variable accounting from the date of the modification. As a result, the excess of the Company's stock price over the option exercise price will be expensed over the then remaining life of the options. The Company's stock price at June 30, 2003 was $0.08 per share, which is $0.015 more than the revised exercise price. Accordingly, the Company recognized an expense of $5,250 in respect of the 350,000 stock options subject to variable accounting. The weighted average fair value of options granted in the year was $0.06.

A summary of stock option activity during fiscal 2004, with comparative figures for fiscal 2003, is as follows:

	2004		2003
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Options outstanding, beginning of the year	3,167,060	$ 0.13	4,045,300	$ 0.37
Granted	75,000	0.065	2,837,460	0.08
Exercised	-	-	-	-
Forfeited	(2,817,060)	(0.11)	(3,715,700)	(0.34)
Options outstanding, end of the year	425,000	$ 0.24	3,167,060	$ 0.13
Options exercisable at June 30	425,000	$ 0.24	1,391,560	$ 0.24

A summary of stock options outstanding at June 30, 2004 follows:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.065	425,000	2.88 years	$0.065	425,000	$0.065

The Company applies the provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock-based awards. Accordingly, costs for employee stock options or issuance of shares is measured as the excess, if any, of the fair value of the Company's common stock at the measurement date over the amount the employee must pay to acquire the stock. The cost for the issuance of options to non-employees is based on the fair value of the options granted at the date the services were performed using the Black-Scholes option pricing model.  The fair value of options granted to consultants recognized during fiscal 2004 and 2003 was $4,300 and $3,000, respectively.

SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of the pro forma effect of applying the fair value method of accounting for stock options issued to employees. The Company uses the Black-Scholes option-pricing model to compute estimated fair value, and employed the following assumptions for estimates made in the current fiscal year:

Risk-free interest rate	5.2%
Dividend yield rate	0%
Price volatility	228%
Weighted average expected life of options	3 years

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

The results of operations of discontinued operations for the year ended June 30, 2004 and 2003 were as follows:

	2004	2003
Revenue	$ 287,225	$ 860,642
Cost of revenue	24,645	59,521
Gross profit	262,580	801,121
Operating expenses
Research and development	58,844	837,736
Marketing and selling	125,107	951,938
General and administrative	146,200	759,461
Restructuring loss	-	1,932,264
Depreciation and amortization	20,771	331,654
Stock-based compensation	-	3,000
Total operating expenses	350,922	4,816,053
Operating loss	(88,342)	(4,014,932)
Gain on sale of intellectual property	-	44,358
Interest expense	(265)	-
Net loss before income taxes	(88,607)	(3,970,574)
Income taxes (recovery)	(234,266)	1,176
Income (loss) from discontinued operations	$145,659	$(3,971,750)

Note 7 - Segment Information

The Company operates in one business segment. The Company's operations are now conducted in the United States but historically were also conducted in Canada. The Company did not generate any sales relating to continuing operations for the year ended June 30, 2004 or for the comparative period.

	Cumulative During Development Stage November 17, 2003 to June 30, 2004	Year Ended June 30, 2004	Year Ended June 30,2003
Income (loss)
United States	$(369,851)	$2,623,292	$(2,531,207)
Canada	(78,337)	(247,740)	(1,863,553)
	$(448,188)	$2,375,552	$(4,394,760)
		June 30, 2004	June 30, 2003
Total assets
United States		$ 2,766,968	$ 83,188
Canada		16,746	54,663
		$ 2,783,714	$ 137,851

Note 8 - Commitment

One of the Company's subsidiaries has a commitment for telecommunications services with payments totaling approximately $9,000 per year through 2008.

Note 9 - Related Party Transactions

(a)       The Company incurred the following expenses, including compensation of the Company's former chief financial officer, with a consulting firm in which former officer and director holds an interest:

	2004	2003
Total	$130,612	$73,606

(b)       The Company incurred the following expenses, including rent and compensation of the Company's chief financial officer and compensation under a financial advisory and investment banking services agreement, with a venture capital firm in which an officer and director holds an interest:

	2004	2003
CFO compensation	46,667	$ -
Rent	4,000	-
Financial advisory and investment banking services	90,000	-
Total	$140,667	$ -

 (c)       Included in accounts payable at June 30, 2004 is $5,000 (2003 - $21,200) due to a financial consulting firm in which a former officer director holds an interest.

(d)       Included in accounts payable at June 30, 2004 is $30,100 (2003 - $0) on account of a financial advisory and investment banking service contract with a firm in which a director and officer holds an interest.

These transactions were in the normal course of operations and were measured at the exchange value that represented the amount of consideration established and agreed to by the related parties.

Subsequent to year end, the Company entered into a definitive agreement and plan of merger with XFormity, Inc. A firm in which a director and officer holds an interest is also a minority shareholder in XFormity, Inc.

Note 10 - Supplemental disclosure with respect to cash flows

In the year ended June 30, 2004, a part of the sales proceeds from the disposition of the business assets was allocated to a developer group from which the Company had acquired certain software. In particular, cash of $250,000 and 250,000 shares of Xenos Group Inc. stock with a value of approximately $670,000 were allocated.

In the year ended June 30, 2003, significant non-cash transactions comprised:

(a)       The Company acquired rights to technology developed by XFormity Inc. in exchange for stock with a value of $980,000 and warrants with a value of $780,000.

(b)       The Company paid a bonus and settled obligations to employees through the issuances of stock with a value of $81,710.

Note 11 - Subsequent Events

XFormity, Inc.

In August 2004, the Company signed a definitive agreement and plan of merger with software architecture and engineering company XFormity, Inc. and the transaction closed on September 27, 2004. The combined company intends to focus on the development of quick serve restaurant (QSR) business intelligence and technology solutions. The transaction resulted in XFormity's shareholders being issued a number of the Company's shares of common stock and warrants equal to approximately 50 percent of the Company's total outstanding capitalization on a fully-diluted basis.

At their November 2003 special meeting, the Company's shareholders approved a reverse split and name change, subject to the discretion of the Company's board of directors. On closing of the transaction with XFormity, Inc. the Company undertook a one-for-four reverse split and changed its name from "XML-Global Technologies, Inc." to "XFormity Technologies, Inc.".

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

(a)       Effective June 27, 2003, the Company's Board of Directors approved the appointment of Morgan & Company to serve as the Company's independent accountant to audit the Company's financial statements. Prior to its engagement as the Company's independent accountant, the Company had not consulted Morgan & Company with respect to the application of accounting principles to specific transactions or the type of audit opinion that might be rendered on the Company's financial statements. The engagement of Morgan & Company was effective on June 27, 2003.

On June 27, 2003, Moss Adams LLP declined to stand for re-election as independent auditors of XML-Global Technologies, Inc. The audit reports of Moss Adams LLP on the consolidated financial statements of the Company as of and for the years ended June 30, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were qualified or modified as to audit scope or accounting principles except that each report of Moss Adams LLP contained an emphasis paragraph as to the uncertainty of the Company's ability to remain a going concern.

In connection with the audits of the Company's financial statements for the fiscal years ended June 30, 2002 and 2001, and in connection with the subsequent period up to June 27, 2003 (the date of resignation), there were no disagreements with Moss Adams LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Moss Adams LLP, would have caused Moss Adams LLP to make reference to the matter in its report of the financial statements for such years; and there were no reportable events as defined in Item 304(a) (1) (iv) (B) of Regulation S-B. Moss Adams LLP has not reported on financial statements for any periods subsequent to June 30, 2002.

(b)       Effective September 22, 2003, the Company's Audit Committee approved the appointment of Berkovits, Lago & Company, LLP to serve as the Company's independent accountant to audit the Company's financial statements. Prior to its engagement as the Company's independent accountant, the Company had not consulted Berkovits, Lago & Company, LLP with respect to the application of accounting principles to specific transactions or the type of audit opinion that might be rendered on the Company's financial statements. The engagement of Berkovits, Lago & Company was effective on September 22, 2003.

On September 22, 2003, the Company's Audit Committee dismissed Morgan & Company as independent auditors of XML-Global Technologies, Inc. Morgan & Company had not issued any audit report on our financial statements. In the period from Morgan & Company's appointment on June 27, 2003 until September 22, 2003 (the date of dismissal), there were no disagreements with Morgan & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Morgan & Company, would have caused Morgan & Company to make reference to the matter in its report on the financial statements; and there were no reportable events as defined in Item 304(a) (1) (iv) (B) of Regulation S-B.

(c)       Effective August 9, 2004, our Audit Committee dismissed Berkovits, Lago & Company, LLP as independent auditors of XML-Global Technologies, Inc. Our Board of Directors ratified the dismissal. Berkovits, Lago & Company, LLP issued an audit report on our financial statements as of and for the year ended June 30, 2003, which included an explanatory paragraph concerning the Company's ability to continue as a going concern. In the period from Berkovits, Lago & Company, LLP's appointment on September 22, 2003 until August 9, 2004 (the date of dismissal), there were no disagreements with Berkovits, Lago & Company, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Berkovits, Lago & Company, LLP, would have caused Berkovits, Lago & Company, LLP to make reference to the matter in its report of the financial statements; and there were no reportable events as defined in Item 304(a) (1) (iv) (B) of Regulation S-B.

Effective August 9, 2004, the Company's Audit Committee approved the appointment of Altschuler, Melvoin and Glasser LLP to serve as the Company's independent accountant to audit the Company's financial statements. Prior to its engagement as the Company's independent accountant, the Company had not consulted Altschuler, Melvoin and Glasser LLP with respect to the application of accounting principles to specific transactions or the type of audit opinion that might be rendered on the Company's financial statements. The engagement of Altschuler, Melvoin and Glasser LLP was effective on August 9, 2004.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and both chief financial officers have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and both chief financial officers have concluded as of the end of the period covered by this report that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls during the period covered by this report.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act

Our executive officers, key employees and outside Directors as of fiscal 2004 year end and their respective ages and positions are set forth below:
Name	Age	Position
Sheldon Drobny	58	Chairman of the Board, Chief Executive Officer, President and Director
Jack Rabin	64	Chief Financial Officer and Director
Sergio Nesti	39	Director

_________________________________

Sheldon Drobny, 58, has been our Chairman of the Board, Chief Executive Officer and president since March 2004. He will resign those positions on September 27, 2004 concurrently with our acquisition of XFormity. He is also chairman and principal of Paradigm Group II, LLC, an investment firm that serves as managing partner of Paradigm Millennium Fund, LP, which entities together are the principal and largest shareholder of the Company. Mr. Drobny is also a director of numerous portfolio companies of Paradigm Group II, LLC and was formerly a partner in the firm of Adler Drobny Fischer, LLC, Certified Public Accountants and Consultants. Mr. Drobny is registered with the NASD and is a member of the American Institute of Certified Public Accountants, the Illinois C.P.A Society and several other professional associations. He holds a BS degree in Accounting from Roosevelt University, 1967.

Jack Rabin, 64, has been our chief financial officer and a director since March 2004. He was also chief financial officer of Paradigm Group II, LLC since its inception in 2000 until June 30, 2004. Previously he served as chief financial officer of a major national underwriting firm from 1998 to 2000 and controller of the Illinois Superconductor Corp. from 1993 to 1998. He received a BS degree in business administration from Roosevelt University in 1961 and has a CPA certificate from the University of Illinois.

Sergio Nesti, 39, has been one of our directors since March 2003. He is currently director of technical evaluation for Paradigm Ventures, LLC where he has consulted since January 2002. Prior to this he worked at Autonomy, Inc., as technical consultant and trainer from January 2002 until January 2003. From January 2000 until December 2001, he worked as an executive in technology and services for Brience, Inc. From January 1999 until March 2000 he worked for Click-n-Done, LLC, as chief technology officer. Mr. Nesti worked at Inverse Network Technology/Visual Networks as vice president technology services from February 1998 until March 1999. Mr. Nesti holds a masters degree (MS) in information technology from the Illinois Institute of Technology in Illinois.

No family relationship exists between any of our directors or executive officers.

Our directors are each elected for a term of one year and serve until their successor has been elected and qualified. Each is elected at each annual meeting of our shareholders.

Upon consummation of the Merger Agreement with XFormity, Sheldon Drobny will resign as a director and executive officer of the Company and Mark Haugejorde will be elected to serve as Chairman of the Board and President. In addition, Xformity will designate three additional persons to serve as directors, who are expected to be elected to the board on or about October 12, 2004. Giving effect to these anticipated events, our board of directors will consist of the following persons:

Mark Haugejorde, age 48
Michael Shahsavari, age 55
Paul Dwyer, age 44
Shawn Taylor, age 44

Jack Rabin, age 64 and Sergio Nesti, age 39 remain as directors of the Company.

The new executive officers that have replaced our former executive officers, their respective positions and their ages are as follows:

Mark Haugejorde, - Chairman of the Board and President
C. Drew Seale, age 36 - Chief Technology Officer
Chris Ball, age 39, Chief Operating Officer
Jack Rabin will remain as chief financial officer of the Company.

Listed below is biographical information for each of the foregoing directors and executive officers, including his or her principal occupation and other business affiliations.

Mark Haugejorde is currently Chief Executive Officer for XFormity, Inc., a position he has held since June 2002. From August 1998 to February 2002, Mr. Haugejorde was Chairman of the Board of Directors of VertaPort, Inc., a software company engaged in the development and licensing of integration technology for the golf industry. Mr. Haugejorde attended the University of Houston from 1974 to 1978.

Michael Shahsavari has worked in the restaurant industry for the past 25 years as an owner and chief financial officer of franchisees for major brands such as Taco Bell and Pizza Hut. In total, the companies with which Mr. Shahsavari is affiliated employ over 1800 people. Mr. Shahsavari received a Bachelor of Arts (BA) in accounting from the London School of Accountancy.

Paul Dwyer is currently Vice President of Commercial Operations for SEI Information Technology, where he has overseen marketing, business development, account management and strategic product planning activities since January 2003. From 1999-2002, Mr. Dwyer was a partner at PricewaterhouseCoopers LLC, where he was involved in strategic planning, large-scale program management, process engineering, change management and software engineering, implementation and operation. In addition, Mr. Dwyer led PricewaterhouseCooper's effort to define its outsourcing strategy and business plan, and managed the Operate and Software Development practice for the central United States, Canada and Mexico. From 1987 to 1999, Mr. Dwyer was PricewaterhouseCooper's PeopleSoft Global Technology Practice Leader and was a project partner, engagement partner and client service partner for clients ranging from mid-market to Global 100 companies. Mr. Dwyer holds a Bachelor of Arts Degree (BA) in English Literature from Marquette University.

Shawn Taylor is currently President, Chief Executive Officer and owner of Family EATS, Inc., a Taco Bell franchisee with 29 stores and employing over 500 employees. Mr. Taylor has been involved in Family EATS, Inc. since 1996. From 1982 to 1987 and from 1991 to 1996, Mr. Taylor was a Manager of Business Consulting for Arthur Andersen & Co., LLP. Mr. Taylor holds a Bachelor of Science Degree (BS) in Accounting from Purdue University.

C. Drew Seale has served as XFormity's Chief Technology Officer since June 2002. From September 1999 through May 2002, he worked as the Vice President of Applications Development for VertaPort, Inc., where he was responsible for all technology development. From January 1996 through August 1999, he worked as the Director of Application Architecture for Sea-Land, Inc., a shipping company with over 9,000 employees. Mr. Seale earned a Bachelor of Science Degree (BS) in advertising from the University of Texas and a Masters in Business Administration from Texas Tech University.

Chris Ball has served as XFormity's Chief Operations Officer since June 2002. From April 2000 through May 2002, he worked as Vice President, Operations for VertaPort, Inc. From May 1998 through March 2000, he worked as a project management consultant for a division of US Freightways. As a consultant for the US Freightways division, he was responsible for the development of their business-to-business auction solution. Mr. Ball earned a Bachelor of Science Degree (BS) in Aerospace Engineering from California Polytechnic University and a Masters in Business Administration from Texas Christian University.

2.      Meetings and Committees of the Board of Directors

         a.     Meetings of the Board of Directors

              During the fiscal year ended June 30, 2004, the Board of Directors held eight meetings, including regularly scheduled and special meetings. Simon Anderson attended 100% of the board meetings, Peter Shandro, Sheldon Drobny and Jack Rabin attended all of the meetings during the part of the fiscal year that they were directors, Robert Gayton attended 86% of the board meetings during the part of the fiscal year that he was a director, Sergio Nesti attended 75% of the board meetings during the part of the fiscal year that he was a director and Jun Li attended 75% of the board meetings during the part of the fiscal year that he was a director. Outside directors were reimbursed their expenses associated with attendance at such meetings or otherwise incurred in connection with the discharge of their duties as directors. Directors receive a grant of options to purchase 125,000 shares of common stock at the date of their appointment and receive an additional grant of options to purchase 25,000 shares of common stock annually on the anniversary date of their appointment, as long as they continue to serve as directors. Non-executive directors receive a $500 fee for each meeting that they attend.

       b.      Committees

       The board appoints committees to help carry out its duties. In particular, board committees work on key issues in greater detail than would be possible at full board meetings. Each committee reviews the results of its meetings with the full board.

       During the fiscal year ended June 30, 2001, the Board established the following committees:

Audit Committee

       The audit committee is currently composed of the following director:

Sergio Nesti

       The Board of Directors has determined that Mr. Nesti is not "independent" within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. For this purpose, an audit committee member is deemed to be independent if he does not have a relationship that, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

       For part of the fiscal year, Robert Gayton was a member of the audit committee. Mr. Gayton was considered "independent" within the meaning of the National Association of Securities Dealers, Inc.'s listing standards and was also considered an "audit committee financial expert". Following the resignation of Mr. Gayton from the board of directors, the audit committee has not had an "audit committee financial expert" and is currently working to find a suitable qualified candidate.

       The audit committee met on one occasion during fiscal 2003, which meeting was attended by all of its members. During the fiscal year ended June 30, 2004, this committee met three times, which meetings were attended by all of its members. The committee is responsible for accounting and internal control matters. The audit committee:
-	reviews with management, the internal auditors and the independent auditors, policies and procedures with respect to internal controls;
-	reviews significant accounting matters;
-	approves the audited financial statements prior to public distribution;
-	approves any significant changes in accounting principles or financial reporting practices;
-	reviews independent auditor services; and
-	recommends to the board of directors the firm of independent auditors to audit our consolidated financial statements.

In addition to its regular activities, the committee is available to meet with the independent accountants, controller or internal auditor whenever a special situation arises.

Our board of directors has not adopted a written charter for the audit committee, but plans to adopt one before the end of the current fiscal year.

Audit Committee Report

       The audit committee of the board of directors has:

       1.    reviewed and discussed the Company's audited financial statements for the fiscal year ended June 30, 2004 with management and representatives of Altschuler Melvoin and Glasser LLP (AMG);

       2.    discussed with AMG the matters required to be discussed by SAS 61, as modified or supplemented; and

       3.    received the written disclosures and letter from AMG required by Independence Standards Board Standard No. 1 and discussed AMG's independence with representatives of AMG.

       Based on the review and discussions referred to above, the audit committee recommends to the board of directors that the audited financial statements for the fiscal year ended June 30, 2004 be included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

The Audit Committee

Sergio Nesti

Upon completion of the merger with XFormity, Inc. and their election to the board of directors, we expect that Messrs. Shahsavari and Taylor, along with Mr. Nesti will comprise the audit committee.

Compensation Advisory Committee

       The compensation advisory committee is currently composed of the following director:

Sergio Nesti

       The compensation advisory committee met on two occasions during fiscal 2003, which meeting was attended by all of its members. During the fiscal year ended June 30, 2004, this committee met two times, which meetings were attended by all of its members. The compensation advisory committee:
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

        Upon completion of the merger with XFormity, Inc and their election to the board of directors, we expect that Messrs. Dwyer and either Mr. Shahsavari or Mr. Taylor, along with Mr. Nesti, will serve as the compensation committee.

Nomination Process

        The Board of Directors has not appointed a standing nominating committee but intends to do so during the current year. The board as a whole, which consists of three members currently, has addressed the process of determining director nominees. The board has not adopted a charter to govern the director nomination process.

        Of the currently serving three directors, none would be deemed to be independent within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

        The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Mark Haugejorde, President, at the Company's principal executive offices located in Dallas, Texas and provide to Mr. Haugejorde, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. The Company must receive such recommendation before June 30, 2005.

        The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

Shareholder Communications

        Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Mark Haugejorde, President, at the principal executive offices of the Company. The board of directors will consider any such written communication at its next regularly scheduled meeting.

        Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Code of Ethics

        Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees subsequent to fiscal year ended June 30, 2004. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such request should be made in writing and addressed to Investor Relations, XFormity Technologies, Inc., 14333 Proton Road, Dallas, Texas 75244. Further, our Code of Business Conduct and Ethics is being filed herewith as an exhibit to this Annual Report on Form 10-KSB.

Advisory Board

        In February 2000, our Board of Directors authorized the establishment of an Advisory Board whose members consist of persons who possess particular expertise in one or more disciplines that we believe are relevant to our strategic plan, business development and core technologies. Currently, no one is serving on the Advisory Board. The members of the Advisory Board do not exercise or possess any of the authority of members of our Board of Directors, but are merely advisors to our board. Advisory Board members are granted 25,000 options for each year of service.

Item 10. Executive Compensation

       The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to our chief executive officer ("CEO"), our two past principal executive officers, and the Company's four most highly compensated executive officers other than the CEO or principal executive officers, for all services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three completed fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the CEO and principal executive officers, whose total annual salary and bonus does not exceed $100,000.
TABLE 1
SUMMARY COMPENSATION TABLE
					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Options/ SARs(#)	LTIP Payouts ($)	All Other Compen- sation ($)
S. Drobny, chief executive officer	2004	-0-	-0-	-0-	-0-	-0-	-0-	140,667(1)
	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

S. Anderson, former CFO and principal executive officer(2)	2004	105,612	25,000	-0-	-0-	-0-	-0-	-0-
	2003	73,606	-0-	-0-	-0-	25,000	-0-	-0-
	2002	61,941	-0-	-0-	-0-	25,000	-0-	-0-

G. Kupecz, former COO and principal executive officer	2004	33,494	30,000	-0-	-0-	-0-	-0-	-0-
	2003	39,394	2,250	-0-	-0-	2,014,000	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) In the year ended June 30, 2004, Paradigm Group II, LLC, a corporate finance advisory firm in which Mr. Drobny holds an interest, was paid $140,667: investment banking services ($90,000), rent ($4,000) and salaries paid to Mr. Rabin, our chief financial officer, ($46,667).

(2) Mr. Anderson was paid through MCSI Consulting Services Inc., a consulting company in which he holds a 50% interest. The amount of compensation disclosed includes $14,924 (2003 - $8,562) paid for accounting and administration services provided by other individuals at MCSI Consulting Services Inc.

No executive officer received perquisites and other personal benefits that, in the aggregate, exceeded the lesser of $100,000 or 10% of the total of annual salary and bonus paid during the respective fiscal years.

Equity Incentive Plans

       In 1999, the Board of Directors and the Shareholders of the Company adopted the XML-Global Equity Incentive Plan (the Incentive Plan). The Incentive Plan allows the Company to grant incentive stock options, non-qualified stock options and/or stock purchase rights (collectively Rights) to officers, employees, former employees and consultants of the Company and its subsidiaries. Options granted to eligible participants may take the form of Incentive Stock Options (ISOs) under Section 422 of the Internal Revenue Code of 1986, as amended (the Code) or options which do not qualify as ISOs (Non-Qualified Stock Options or NQSOs). As required by Section 422 of the Code, the aggregate fair market value (as defined by the Incentive Plan) of the Company's common stock (determined as of the date of grant of ISO) with respect to which ISOs granted to an employee are exercisable for the first time in any calendar year may not exceed $100,000. The foregoing limitation does not apply to NQSOs. Rights to purchase shares of the Company's common stock may also be offered under the Incentive Plan at a purchase price under terms determined by the Incentive Plan Administrator.

       Either the Board of Directors (provided that a majority of Directors are "disinterested") can administer the Incentive Plan, or the Board of Directors may designate a committee comprised of Directors meeting certain requirements to administer the Incentive Plan. The Administrator will decide when and to whom to make grants, the number of shares to be covered by the grants, the vesting schedule, the type of awards and the terms and provisions relating to the exercise of the awards.

       An aggregate of 1,366,100 shares of the Company's common stock is reserved for issuance under the Incentive Plan. As of June 30, 2004, options to purchase 106,250 shares of common stock were issued and outstanding with a weighted average exercise price of $0.26 per share. An additional 1,259,850 shares were available for future option grants. The above numbers reflect the one for four (1 for 4) Reverse Split that was effective on September 28, 2004.

       The following table sets forth certain information concerning the number and terms of options granted to each Named Executive Officer during the fiscal year ended June 30, 2004.
TABLE 2 OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
INDIVIDUAL GRANTS
Name	Options Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Sheldon Drobny	-	0.0%	-	-
Simon Anderson	-	0.0%	-	-
Garry Kupecz	-	0.0%	-	-

      The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers at June 30, 2004. No options were exercised during the year ended June 30, 2004.
	Number of Securities Underlying Unexercised Options at June 30, 2004	Value of Unexercised in the Money Options at June 30, 2004 (1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Sheldon Drobny	-	-	$ -	$ -
Simon Anderson	50,000	-	$ 3,000	$ -
Garry Kupecz	-	-	$ -	$ -

1.

Options are in the money if the market value of the shares covered thereby is greater than the option exercise price. This calculation is based on the estimated fair market value of the common stock at June 30, 2004 of $0.32 per share, less the exercise price as adjusted for the one for four (1 for 4) reverse stock split upon completion of the merger

 Employment Agreements

As a condition to the closing of the merger with XFormity, the Company has agreed to enter into employment agreements with Mark Haugejorde, C. Drew Seale, Chris Ball and Jack Rabin. Each of the agreements is for a term of one year, with automatic renewal for successive one-year periods unless terminated by either party 90 days prior to the expiration of the original term or any renewal term. The annual base salary for each of the four officers is as follows:

Name of Officer	Annual Base Salary
Mark Haugejorde --	$240,000
C. Drew Seal --	$150,000
Chris Ball --	$150,000
Jack Rabin--	$120,000

Director Compensation

During the period from the reorganization of our business affairs in March 2003 through to the sale of our business assets in November 2003, we did not have sufficient funds to pay non-executive directors for their services. In recognition of this, and as compensation for the additional responsibilities placed on directors during this period, we paid a bonus of $5,000 to Robert Gayton and $10,000 to Sergio Nesti.

Repricing of Stock Options

On May 17, 2004, the board of directors approved the repricing of 31,250 options to Robert Gayton and 50,000 options to Simon Anderson. The options were repriced from between $0.68 and $1.40 to $0.26 as adjusted for the one for four (1 for 4) reverse stock split upon completion of the merger.

Report of the Compensation Committee

Both Simon Anderson and Robert Gayton have provided services to the Company at a cash cost that is below market. We have used stock options as a means of compensation to bridge the gap between the cash compensation the Company can afford and the fair value of the services provided. In the month before we repriced the options, our stock was typically trading between $0.24 and $0.28 as adjusted for the one for four (1 for 4) reverse stock split upon completion of the merger.

On this basis, there was little likelihood of the stock options being "in the money" and consequently, little incentive for these individuals to continue providing services to us.

In order to provide a suitable incentive, we concluded that it was in the best interests of the Company to reprice the stock options to the current market value of the stock. Accordingly, the compensation committee (with Robert Gayton abstaining) recommended to the board that the options be repriced allowing Simon Anderson and Robert Gayton to exercise their stock options at $0.26 per share.

Indemnification and limitation on liability of directors

Our Articles of Incorporation provide that we shall indemnify, to the fullest extent permitted by Colorado law, any of our directors, officers, employees or agents who are made, or threatened to be made, a party to a proceeding by reason of the former or present official position of the person, which indemnity extends to any judgments, penalties, fines, settlements and reasonable expenses incurred by the person in connection with the proceeding if certain standards are met. At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission (the SEC or Commission), such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Our Articles of Incorporation limit the liability of our directors to the fullest extent permitted by the Colorado Business Corporation Act. Specifically, our directors will not be personally liable for monetary damages for breach of fiduciary duty as directors, except for (i) any breach of the duty of loyalty to us or our stockholders, (ii) acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law, (iii) dividends or other distributions of corporate assets that are in contravention of certain statutory or contractual restrictions, (iv) violations of certain laws, or (v) any transaction from which the director derives an improper personal benefit. The Articles do not limit liability under federal securities law.

4.      Compliance With Section 16(a) of the Exchange Act:

      Under the securities laws of the United States, the Company's directors, its executive officers and any persons holding more than 10% of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established by rules adopted by the SEC and the Company is required to report in this proxy statement any failure to file by those deadlines.

        Based solely upon public reports of ownership filed by such persons and the written representations received by the Company from those persons, all of our officers, directors and 10% owners have satisfied these requirements during the preceding two fiscal years except as follows: Sheldon Drobny, Jack Rabin, Garry Kupecz, John McAughtry, Bryan Baker, Sergio Nesti, Jun Li and Robert Gayton each failed to file their Initial Report of Ownership on Form 3 in a timely fashion, Simon Anderson failed to file two reports covering two transactions in a timely fashion, Peter Shandro failed to file four reports covering four transactions in a timely fashion, Duane Nickull failed to file one report covering one transaction in a timely fashion, Matt Mackenzie failed to file one report covering one transaction in a timely fashion, Gordon Ebanks failed to file one report covering one transaction in a timely fashion, David Webber failed to file two reports covering two transactions in a timely fashion, Lawell King failed to file three reports covering three transactions in a timely fashion, Bryan Baker failed to file two reports covering two transactions in a timely fashion, John McAughtry failed to file one report covering one transaction in a timely fashion, Dick Hardt failed to file one report covering one transactions in a timely fashion and Robert Gayton failed to file one report covering one transaction in a timely fashion. Paradigm Millennium Fund, LP is a principal shareholder of the Company, having acquired more than 10% of the Company's outstanding shares in August 2002; and Paradigm Group II, LLC serves as the sole general partner of the Paradigm Millennium Fund. Paradigm Millennium Fund failed to file in a timely fashion its Initial Report of Beneficial Ownership on Form 3; and failed to file in a timely fashion 15 reports covering 18 transactions during the period from August 2002 through September 2003. Paradigm Group failed to file in a timely fashion its Initial Report of Beneficial Ownership on Form 3; and failed to file in a timely fashion 20 reports covering 43 transactions during the period from August 2002 through September 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table does not reflect the proposed one for four (1 for 4) reverse stock split of the Common Stock and sets forth information with respect to beneficial ownership of our common stock at September 20, 2004 by each person who beneficially owns more than 5% of the common stock; by each of our executive officers named in the Management section; by each of our Directors; and by all executive officers and Directors as a group. Unless otherwise indicated, we believe all persons in the table have sole voting and investment power for all shares beneficially owned by them. (1)
Name and Address of Beneficial Owner (3)	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Outstanding Shares Owned Currently (as of 9/20/04) (2)
Sheldon Drobny	-	0.0%
Jack Rabin	-	0.0%
Sergio Nesti (4)	2,175,000	3.0%
Simon Anderson c/o 609 Granville Street, Suite 880 Vancouver, BC, Canada V7Y 1G5 (5)	361,563	0.5%
Garry Kupecz c/o 1818 Cornwall Avenue, Suite 22 Vancouver, BC, Canada V6J 1C7	-	0.0%
Paradigm Millennium Fund, LP (6)(8)	50,595,991	70.5%
Paradigm Group II, LLC (7)(8)	11,606,941	16. 2%
All officers and directors as a group (five persons)	2,536,563	3.5%

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

(2)

The percentages shown are calculated based upon 71,791,936 shares of common stock outstanding on September 20, 2004. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of September 20, 2004 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)	Unless otherwise stated, the beneficial owner's address is c/o 60 Revere Drive, Suite 725, Northbrook, Illinois 60062.
(4)	Represents 1,175,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock at a price of $0.065 per share.
(5)	Represents 236,563 shares of common stock and options to purchase up to 125,000 shares of our common stock at a price of $0.065 per share.
(6)	Includes warrants to purchase 14,361,200 shares of common stock at $0.065 per share.
(7)	Includes warrants to purchase 9,116,800 shares of common stock at $0.065 per share.
(8)

Paradigm Group II, LLC is the sole General Partner of Paradigm Millennium Fund, LP and, as such, is considered to be the controlling person of Paradigm Millennium Fund, LP. Amounts shown as beneficially owned by Paradigm Group II, LLC do not include shares beneficially owned by Paradigm Millennium Fund, LP. Voting power with respect to the shares owned by both Paradigm Millennium Fund, LP and Paradigm Group II, LLC is exercised by our board of directors under the voting agreement described elsewhere in this proxy statement.

Equity Compensation Plan

       We have a stock option plan which allows the granting of stock options to employees of the Company and its subsidiaries and service providers up to an aggregate of 1,500,000 common shares as adjusted for the one for four (1 for 4) reverse stock split upon completion of the merger. The stockholders of the Company have granted our board of directors authority to increase the total authorization under our plan to 20% of the number of outstanding shares of common stock. The board of directors has not yet implemented this change.

       Under current practice the options, which have a seven-year term, vest immediately for directors and advisory board members and over three years for all others, at a rate of one-third for each year commencing on the grant date. From time to time, we also grant options to employees for which vesting is tied to performance objectives rather than to tenure. The exercise price of each option equals the closing market price of our common shares on the last trading day preceding the date of grant.
	Number of securities to be issued upon exercise of outstanding options, warrants and other rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	106,250	$ 0. 26	1,259,850
Equity compensation plans not approved by security holders	-	-	-
Total	106,250	$ 0. 26	1,259,850

 The foregoing option and price information gives effect to the reverse split.

Item 12. Certain Relationships and Related Transactions

In the two years ended June 30, 2004, we entered into a series of transactions with Paradigm Millennium Fund, LP, Paradigm Group, LLC and Paradigm Group II, LLC (collectively "Paradigm Group"). Paradigm Group, II, LLC is the sole general partner of Paradigm Millennium Fund, LP. All of the following transactions reflect shares issued prior to the proposed one for four (1 for 4) reverse split.

On August 23, 2002, in consideration for cash of $915,000, we issued to the Paradigm Group:
1)	5,000,000 shares of common stock; and
2)	share purchase warrants to purchase 3,000,000 shares of common stock at a price of $0.50 per share.

On October 1, 2003, in consideration for cash of $300,000 we issued to the Paradigm Group:
1)	1,639,344 shares of common stock; and
2)	share purchase warrants to purchase 983,506 shares of common stock at a price of $0.50 per share.

On February 3, 2003, in consideration for cash of $415,000, rights to intellectual property known as "the Qube" and a promissory note receivable of $200,000, we issued to the Paradigm Group:
1)	10,360,656 shares of common stock; and
2)	share purchase warrants to purchase 9,016,494 shares of common stock at a price of $0.50 per share.
3)	share purchase warrants to purchase 2,500,000 shares of common stock at a price of $1.00 per share.

Of this issuance, we issued 3,360,656 shares of common stock for the cash and promissory note; and we issued 7,000,000 shares of common stock and the warrants for the intellectual property. Subsequently, as consideration for receiving new financing terms, we agreed to forgive the note receivable and we recorded a $200,000 financing expense.

On April 25, 2003, for cash consideration of $25,000, the Company issued to the Paradigm Group:

1)	3,247,800 shares of common stock; and
2)	share purchase warrants to purchase 3,372,300 shares of common stock at a price of $0.065 per share.

The Company has agreed to register for resale the common stock and the common stock underlying warrants issued to Paradigm Group.

On June 6, 2003, for cash consideration of $50,000, we issued to the Paradigm Group:

1)	5,494,500 shares of common stock; and
2)	share purchase warrants to purchase 5,744,500 shares of common stock at a price of $0.065 per share.

We have agreed to register for resale the common stock and the common stock underlying warrants issued to Paradigm Group.

As part of the financing transactions, Paradigm Group entered into a voting agreement with a voting proxy pursuant to which Paradigm Group agreed that all of its shares of our common stock would be voted as determined by our board of directors. During the current fiscal year, this voting proxy agreement was terminated with our consent.

On June 16, 2004, for cash consideration of $375,000, we issued to the Paradigm Group:

1)	13,736,200 shares of common stock; and
2)	share purchase warrants to purchase 14,361,200 shares of common stock at a price of $0.065 per share.

We have agreed to register for resale the common stock and the common stock underlying warrants issued to Paradigm Group.

In June 2004, Paradigm Group and Sergio Nesti relinquished their warrants to purchase stock at between $0.50 and $1.00 per share.

As a result of these transactions and purchases of our common stock in the open market, Paradigm Group holds, in aggregate, 38, 724,932 shares or 53. 9% of the issued and outstanding shares of the Company as of the date of this statement. Paradigm Group also holds share purchase warrants to purchase 23,478,000 shares of common stock at $0.065 per share.

Mr. Nesti, a member of our board of directors, has worked as an advisor to Paradigm Group. In conjunction with work performed on behalf of Paradigm Group in this past fiscal year, Paradigm Group transferred to Mr. Nesti in January 2003 1,175,000 shares of our stock and warrants to purchase 154,297 shares of our stock at exercise prices between $0.50 per share and $1.00 per share. On the effective date of those transfers, the closing price for our stock was $0.14.

We compensated Mr. Simon Anderson, our former chief financial officer and principal executive officer, through a consulting company in which he owns a 50% interest. The consulting company also provided accounting and administrative support services. We paid or accrued $131,612 to this consulting company in the year ended June 30, 2004 (2003 - $73,606).

On August 12, 2004, we entered into a financial advisory and investment banking services agreement with Paradigm Group II, LLC pursuant to which Paradigm Group was paid a one-time investment banking fee in the amount of $360,000 for its services in connection with the pending acquisition of XFormity, Inc. We recorded $90,000 of this amount in the fiscal year ended June 30, 2004.  The fee was for services rendered by Paradigm Group in identifying XFormity, Inc. as an acquisition target and assisting in the effort to consummate the transaction.

In connection with the merger agreement, XFormity agreed to pay Paradigm Group II, LLC, a fee consisting of 10% of the pre-merger XFormity equity. Paradigm Group assigned to Sergio Nesti, as a consulting fee, approximately 1.4% of that 10% pre-merger equity. Upon consummation of the merger, those interests will be converted into 6,179,193 of our shares for Paradigm Group and 1,000,000 of our shares for Mr. Nesti.

Item 13. Exhibits and Reports on Form 8-K.

On August 11, 2004 we filed a Report on Form 8-K, pursuant to Item 4 of that form, regarding the change in our independent public accountants.

On August 18, 2004 we filed a Report on Form 8-K, pursuant to Items 5 and 7 of that form, regarding the announcement of a definitive agreement and plan of merger with XFormity, Inc.
Exhibit No.		Title
*	3.1	Articles of Incorporation dated June 11, 1991
***	3.2	Articles of Amendment to Articles of Incorporation dated October 19, 1999
*	3.3	Bylaws
***	4.1	Specimen Common Stock Certificate
***	4.2	Specimen Warrant Certificate
***	4.3	1999 Equity Incentive Plan
***	5.0	Opinion of Neuman & Drennen, LLC
**	10.1	Agreement and Plan of Reorganization dated as of August 27, 1999
***	10.2	Purchase Agreement between International Capital Funding, Inc. and Jonathan Cohen dated September 1, 1999
***	10.3	Registration Rights Agreement between International Capital Funding, Inc. and Jonathan Cohen dated September 1, 1999
***	10.4	Joint Venture Technology Agreement between XML - Global Technologies, Inc., Gnosis, Inc. and David R. R. Webber dated as of November 18, 1999
***	10.5	Consulting Agreement between Data Xchg, Inc. and David Webber
***	10.6	License Agreement between Data Xchg, Inc. and XML - Global Technologies, Inc.
***	10.7	Pre-Incorporation Agreement between XML - Global Technologies, Inc. and David Webber
***	10.8	Form of Lock-up and Vesting Agreement
***	10.9	Securities Purchase Agreement between XML - Global Technologies, Inc. and XML Fund, LLC dated January 13, 2000
***	10.10	Securities Purchase Agreement between XML - Global Technologies, Inc. and XML Fund, LLC dated April 5, 2000
***	10.11	Securities Purchase Agreement between XML - Global Technologies, Inc. and the Tomasovich Family Trust
***	10.12	Securities Purchase Agreement between XML - Global Technologies, Inc. and Tomasovich Family Trust
***	10.13	Unit Purchase Option Agreement between XML - Global Technologies, Inc. and Westminster Securities Corp.
***	10.14	Commercial Lease with Radical Entertainment Ltd. dated May 5, 1999
***	10.15	Software Development and License Agreement between B2Binternet, Inc. and XML - Global Technologies, Inc. dated June 12, 2000
***	10.16	Letter Agreement between PenOp, Limited and XML - Global Technologies, Inc. dated June 1, 2000
****	10.17	Agreement to Exchange Stock dated June 28, 2000 with David Webber
*****	10.18	Employment Agreement dated as October 16, 2000 between XML - Global Technologies, Inc. and Gordon Ebanks
*****	10.19	Employment Agreement dated as July 26, 2001 between XML-Global Technologies, Inc., XML-Global Research, Inc. and Peter Shandro
*****	10.20	Addendum dated May 17, 2002 to the Employment Agreement dated as October 16, 2002 between XML-Global Technologies, Inc. and Gordon Ebanks
*****	10.21	Employment Agreement dated as June 10, 2002 between XML-Global Technologies, Inc., XML-Global Research, Inc. and John McAughtry
*****	10.22	Software licensing and support agreement dated as June 14, 2002 between XML Technologies, Inc. and Iway Software Company, an Information Builders Company
******	10.23	Agreement dated January 29, 2003 between XML - Global Technologies, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, LP governing the payment of the remaining $615,000
******	10.24	Agreement dated January 29, 2003 between XML - Global Technologies, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, LP governing a license to The Qube software
******	10.25	Promissory Note dated January 29, 2003 in the amount of $200,000 in favour of XML - Global Technologies, Inc.
******	10.26	Promissory note guaranty in favour of XML - Global Technologies, Inc.
******	10.27	Voting Agreement between XML - Global Technologies, Inc. and Paradigm Group II, LLC
******	10.28	General proxy of Paradigm Group II, LLC
******	10.29	OEM agreement dated January 29, 2003 between XML - Global Technologies, Inc., XFormity, Inc. and Paradigm Group II, LLC
*******	10.30	Mutual Specific Release dated April 21, 2003 between XML _ Global Technologies, Inc, Paradigm Group II, LLC and Paradigm Millennium Fund, LP releasing the parties from various obligations
*******	10.31	Supplemental Term Sheet dated April 9, 2003 from Paradigm Group II, LLC, offering to purchase stock from XML - Global Technologies, Inc.
*******	10.32	Notice of Termination by Information Builders, Inc. and iWay Software Company to XML - Global Technologies, Inc. in respect of a Software Licensing and Support Agreement dated June 14, 2002
*******	10.33

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

********	10.35	Employment agreement dated May 29, 2003 between Xtract Informatics Inc. and Garry Kupecz.
********	10.36	Agreement dated July 29, 2003 between Liang Wang, Kai Xu, Hai Bo Fan, Jianwen Zhang and XML Global Technologies, Inc. a Colorado company and its wholly owned subsidiaries.
********	10.37	Letter of intent dated June 30, 2003 between XML-Global Technologies, Inc. and Xenos Group Inc.
********	10.38	Definitive purchase and sale agreement dated August 21, 2003 between XML-Global Technologies, Inc. and Xenos Group Inc.
********	10.39	iWay Software, Inc. Termination Agreement and Mutual General Release.
********	10.40	Xtract Sale Agreement
********	10.41	Transfer Agreement dated April 14, 2003 with Developers
********	10.42	Grant of Right of First Option dated April 14, 2003 with Developers
********	10.43	Agreement dated July 4, 2003 with Developers
*********	10.44	Agreement and Plan of Merger dated as of August 13, 2004.
*********	10.45	Articles of Amendment to Articles of Incorporation
*********	10.46	Statement of Merger
*********	10.47	Closing Escrow Agreement dated as of September 27, 2004.
*********	10.48	B-50 Indemnity Agreement dated as of September 27, 2004
*********	10.49	Holdback Escrow Agreement dated as of September 27, 2004
*********	10.50	Indemnity Agreement by and among XFormity, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, L.P. dated as of September 27, 2004.
*********	10.51	Escrow Agreement by and among XFormity, Inc., Paradigm Group II, LLC Paradigm Millennium Fund, L.P. and Clifford L. Neuman, P.C. dated as of September 27, 2004.
*********	10.52	Employment Agreement by and among XFormity, Inc. and Jack Rabin effective as of September 27, 2004.
*********	10.53	Employment Agreement by and among XFormity, Inc. and Drew Seale effective as of September 27, 2004.
*********	10.54	Employment Agreement by and among XFormity, Inc. and Mark Haugejorde effective as of September 27, 2004.
*********	10.55	Employment Agreement by and among XFormity, Inc. and Chris Ball effective as of September 27, 2004.
	14.1	Code of Ethics
***	22.0	List of Subsidiaries
	31.0	Certifications
	32.0	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Incorporated by reference from the Registration Statement on Form 10-SB filed with the Commission on November 18, 1997
**	Incorporated by referenced from the Current Report on Form 8-K which was filed with the Commission on September 8, 1999
***	Incorporated by reference from the Registration Statement on Form SB-2 which was filed with the Commission on October 3, 2000
****	Incorporated by reference from the Current Report on Form 8-K that was filed with the Commission on June 30, 2000.
*****	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended June 30, 2002, which was filed with the Commission on September 30, 2002
******	Incorporated by reference from the Quarterly Report on Form 10-QSB for the period ended December 31, 2002, which was filed with the Commission on February 14, 2003
*******	Incorporated by reference from the Quarterly Report on Form 10-QSB for the period ended March 31, 2003, which was filed with the Commission on May 15, 2003
********	Incorporated by reference from the Annual Report on Form 10-KSB for the period ended June 30, 2003, which was filed with the Commission on October 10, 2003
*********	Incorporated by reference from the Current Report on Form 8-K, which was filed with the Commission on October 1, 2004

Item 14. Principal Accountant Fees and Services

In the last two fiscal years, we have retained Moss Adams, Morgan & Company, Berkovits, Lago & Co. and Altschuler, Melvoin and Glasser LLP (AMG) as our principal accountants. AMG audited our consolidated financial statements for fiscal 2004. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our audit committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices adopted by the audit committee effective July 1, 2003. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

Altschuler, Melvoin and Glasser LLP (the Firm) has a continuing relationship with American Express Tax and Business Services, Inc. (TBS) from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, the Firm has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

No other services have been provided by TBS.

After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the below audit fees is in conformance with the independent status of the Company's principal independent accountants. Before engaging the auditors in additional services, the Audit Committee considers how these services will impact the entire engagement and independence factors.

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our principal accountants:
	2004	2003

Audit fees - audit of annual financial statements and review of financial statements included in our 10-QSB, services normally provided by the accountant in connection with statutory and regulatory filings.

	$ 36,210	$ 86,138
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	-	-
Tax fees - tax compliance, tax advice and tax planning	7,748	18,558
All other fees - services provided by our principal accountants other than those identified above	-	-
Total fees paid or accrued to our principal accountants	$ 43,958	$ 104,696

 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
XFormity Technologies, Inc.
Date: October 14, 2004	By:/s/ Sheldon Drobny Sheldon Drobny, Chief Executive Officer

        In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Position	Date
/s/ Sheldon Drobny Sheldon Drobny	Chairman of the Board, Chief Executive Officer	October 14, 2004
/s/ Jack Rabin Jack Rabin	Director, Chief Financial Officer	October 14, 2004
/s/ Sergio Nesti Sergio Nesti	Director	October 14, 2004