Form 10QSB
period 2004-09-30
XFormity Technologies, Inc.
filed 2004-11-22
CIK 1048501

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-QSB

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

OR

[   ]    Transition report pursuant to Section 13 or 15(d) of the Exchange Act

Commission file number: 0-23391

XFORMITY TECHNOLOGIES, INC.
 (Exact name of small business issuer as specified in its charter)

Colorado	84-1434313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14333 Proton Road, Dallas, Texas 75244
(Address of principal executive offices, including zip code)

Issuer's Telephone No., including area code: (972) 661-1200

________________________________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes    X              No

Common stock, $0.0001 par value, at November 12, 2004: 35,895,968

Transitional Small Business Disclosure Format (Check one):    Yes               No X

INDEX

 PART 1.     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

XFormity Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
	(Unaudited)
	September 30, 2004	June 30, 2004
Assets
Current Assets
Cash and cash equivalents	$ 1,395,338	$ 39,953
Accounts receivable	5,610	6,680
Other current assets	38,762	-
Prepaid expenses	9,447	-
Total current assets	1,449,157	46,633
Property and equipment, net	40,926	36,117
Other assets	2,100	8,633
Total Assets	$ 1,492,183	$ 91,383
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$ 210,312	$ 99,412
Accrued expenses	47,564	63,400
Due to XML Global Technologies, Inc	-	186,762
Due to stockholders and other liabilities	138,444	529,666
Total Current Liabilities	396,320	879,240
Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at September 30, 2004 and June 30, 2004	-	-
Common stock, $.0001 par value, 125,000,000 shares authorized, 35,895,968 shares issued and outstanding at September 30, 2004 and 17,947,984 issued and outstanding at June 30, 2004	3,590	1,795
Additional paid-in capital	3,104,361	840,355
Subscription receivable	(45,000)	(45,000)
Accumulated deficit	(1,967,088)	(1,585,007)
Total Stockholders' Equity (Deficit)	1,095,863	(787,857)
Total Liabilities and Stockholders' Equity (Deficit)	$ 1,492,183	$ 91,383

The accompanying notes are an integral part of these consolidated financial statements

XFormity Technologies, Inc. and Subsidiaries
Consolidated Statement of Operations

	(Unaudited) Three Months Ended September 30,
	2004	2003

Revenue	$ 80,800	$ 33,050
Cost of revenue	95,341	18,570
Research and development	138,565	54,908
Marketing and selling	38,703	-
General and administrative	190,272	92,683
Total operating expenses	462,881	166,161
Loss from operations	(382,081)	(133,111)
Provision for income taxes	-	-
Net loss	$ (382,081)	$ (133,111)

Net loss per share - basic	$ (0.02)	$ (0.01)

Weighted average number of shares - basic	18,533,244	17,947,984

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
	(Unaudited)
	Three Months Ended September 30,
Operating activities:	2004	2003
Net loss	$ (382,081)	$(133,111)
Depreciation	3,785	4,336
Changes in:
Accounts receivable	1,070	-
Accounts payable	(43,039)	2,573
Accrued expenses	(23,427)	(35,000)
Other	1,220	-
Net cash used in operating activities	(442,471)	(161,202)

Investing activities:
Cash proceeds received upon acquisition	1,226,853	-
Purchase of property and equipment	(8,593)	-
Net cash provided by investing activities	1,218,260	-

Financing activities:
Proceeds (retirement) of stockholders loans	(391,222)	88,776
Deposits	-	82,600
Advances from XML Global Technologies, Inc.	970,818	-
Net cash provided by financing activities	579,596	171,326
Increase in cash and cash equivalents	1,355,385	10,174
Cash and cash equivalents, beginning of period	39,953	12,969
Cash and cash equivalents, end of period	$1,395,338	$ 23,143

Supplemental disclosure of non-cash financing and investing activities
Acquisition legal fees payable, charged to additional paid in capital	$ 50,000
Net assets received (liabilities assumed) upon acquisition:
Other accounts receivable	$ 33,449
Advances due from XFormity, Inc.	1,157,580
Prepaid expenses	9,447
Accounts payable	(103,938)
Accrued expenses	(7,591)
	$1,088,947

The accompanying notes are an integral part of these consolidated financial statement.

XFormity Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2004
(Unaudited)

Note 1 - Organization and Nature of Business

On September 27, 2004, XML-Global Technologies, Inc. (a Colorado Corporation) ("XML") acquired all of the outstanding stock of XFormity, Inc, (a Texas Corporation) ("XFormity") through issuance of 17,947,984 shares of its common stock and 5,869,500 warrants exercisable at $0.26 per share. A transaction between a private operating company, XFormity, and a non-operating public shell, XML, in which the shell company is the issuer of securities and the operating company is the acquiring company for accounting purposes, is treated for financial reporting purposes as a recapitalization of the operating company rather than a business combination. The net monetary assets of XML were recorded at their historical cost by XFormity on September 27, 2004. Accordingly, the financial statements subsequent to September 27, 2004 include the combined financial position and results of operation of XFormity and XML. Financial statements prior to September 27, 2004 include the financial position and results of operations of only XFormity. In conjunction with this transaction, XML changed its name to XFormity Technologies, Inc. and effected a reverse one-for-four stock split, which has been reflected retroactively in the financial statements presented. All share and per share information contained in this report has been adjusted to give effect to the reverse split.

XFormity, Inc. was a private enterprise prior to the acquisition and no public documents are available. The former XML Global Technologies, Inc. disclosed this transaction in its June 30, 2004 consolidated financial statements and the notes thereto in its Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on October 14, 2004.

XFormity Inc. based in Dallas, Texas, designs and implements business intelligence software for large and mid-size companies, with a focus in the quick service restaurant industry. XFormity, Inc., along with a strategic partner, is able to rapidly roll out flexible, extensible solutions to help their clients streamline the flow of business information.

Note 2 - Basis of Presentation

These consolidated financial statements are unaudited and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim period. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period.

Note 3 - Summary of Significant Accounting Principles

Revenue Recognition

The Company contracts with clients for development and sale of business intelligence software products. Revenue derived from the sales of these products, that is billed on a monthly usage basis, is recognized in accordance with Statement of Position 97-2 (as amended), Software Revenue Recognition, over the term of the agreement or at specific acceptance points.

Consolidation

All inter-company balances and transactions have been eliminated in consolidation including $1,157,580 due from XFormity, Inc. to XFormity, Technologies, Inc.

Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents include cash on deposit with banks and money market funds. The Company maintains its cash balances in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk on cash.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over the estimated useful lives of the assets.

Software Development Costs

The Company capitalizes internally generated software development costs in accordance with Statement of Financial Accounting Standards No.86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of software development costs begins when a product's technological feasibility is established. Costs incurred for research and development of products where technological feasibility has not yet been established are expensed as incurred.

Due to Stockholders and Other Liabilities

Other liabilities consist of a $50,000 customer deposit at September 30, 2004 and amounts due to a stockholder of $88,444 at September 30, 2004 and $529,666 due to stockholders at September 30, 2003.

Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. The Company's calculation of dilutive net loss per share excludes potential common shares as the effect would be anti-dilutive.

Stock Compensation

The Company has elected to apply Accounting Principles Board ("APB") Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options issued to employees (intrinsic value) and has adopted the disclosure-only provisions of Financial Accounting Standard, ("SFAS") No. 123, Accounting for Stock-Based Compensation. There were no options issued during this period. No compensation expense was recorded under Statement of Financial Accounting Standards 123; therefore, no pro forma disclosures are made.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 4 - 1999 Equity Incentive Plan

On October 19, 1999, the Company adopted the 1999 Equity Incentive Plan (the "1999 Plan") to provide incentives to employees, directors and consultants. Under the 1999 Plan, the Company has reserved a total of 1,500,000 shares of common stock for issuance with the maximum term of options being ten years. On November 13, 2003, the Company's shareholders approved an increase in the number of shares issuable under the 1999 Plan, but the increase has not yet been implemented. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. All options granted to date have a seven-year term.
	2004
	Number of Options	Weighted Average Exercise Price
Options outstanding at June 30, 2004	106,250	$ 0.26
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding at September 30, 2004	106,250	$ 0.26
Options exercisable at September 30, 2004	106,250	$ 0.26

Note 5 - Income Taxes

At September 30, 2004, the Company had net operating loss carry-forwards totaling approximately $1,800,000 that begin to expire in 2022. No tax benefit has been reported in the September 30, 2004 financial statements because the Company believes a portion or all of the carry-forward may expire unused. Accordingly, the $600,000 tax benefit of the loss carry-forward has been offset by a valuation allowance of the same amount. The following are the components of the income tax provision.

Statement of Operations	Three Months Ended September 30
	2004	2003
Federal income tax provision (benefit)	$ (130,000)	$ (45,000)
Total provision (benefit) for income taxes	(130,000)	(45,000)
Valuation allowance	130,000	45,000
Provision for income tax	$ -	$ -
Balance Sheet
Deferred tax asset arising from Net Operating Loss Carry-forward	$ 600,000
Valuation allowance	(600,000)
Net deferred tax asset	$ -

Note 6 - Related Party Transactions

In the three months ended September 30, 2004, the Company paid or accrued rent of $3,000 to a company controlled by a major shareholder of the Company. The rent included space and administrative services provided to the Company.

The advances from XML Global Technologies, Inc. to XFormity, Inc. were eliminated in the consolidated financial statement presentation on the Balance Sheets.

Note 7 - Lease Commitments

As of September 30, 2004, the Company is obligated under the terms of an operating lease agreement for space at its Dallas location through September 2005 in the amount of $16,200 and is not responsible for any operating costs attributable to the property. There are no significant renewal or purchase options. Effective July 1, 2004, the Company has a new month-to-month lease for $1,000 per month at its Chicago office that includes telephone and secretarial services.

Note 8 - Contingencies

A competitor has claimed in a civil action that the Company has infringed on its patent. The Company's counsel and management believe there is no basis for this infringement and is vigorously defending the matter.
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company believes its critical accounting policies for the period July 1, 2004 to September 30, 2004 are revenue recognition, and accounting for research and development expenses and are adhered to under generally accepted accounting principles in the accompanying financial statements.

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

A variety of factors could cause actual results to differ materially from those expected in our forward-looking statements, including those set forth from time to time in our press releases and reports and other filings made with the Securities and Exchange Commission. We caution that such factors are not exclusive. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

REVENUES. The Company contracts with its clients for development and sale of business intelligence software, primarily its QSRx software product that is billed on a monthly basis to its customer's respective franchise locations. In the current quarter, the Company generated $80,800 in revenues compared to $33,050 in the comparative quarter of the prior year. The increase in revenue is attributable to an increase in its customer base and related billing locations.

COST OF REVENUES. The cost of revenue in the current quarter of $95,341 consists primarily of personnel, related payroll costs and our outside strategic business partner that provides the on-going technical support to our customers after the installation of our products. Other costs include travel, hosting service costs and depreciation of computer equipment used in the maintenance and processing of customers data. In the comparative quarter of the prior year, $18,570 was incurred for limited personnel, data hosting and equipment costs as the Company was in the early stage of revenue development and related support for that revenue.

RESEARCH AND DEVELOPMENT. Research and development costs are charged to operations as incurred. The increase in research and development costs to $138,565 in the current quarter from $54,908 in the prior comparative quarter was primarily due to additional personnel and related human resource benefits. This research and development is part of the strategic plan to provide a complete enterprise system encompassing business intelligence, store operations and financial services in the quick service restaurant market. The Company has developed its financial office product that effectively moves data bi-directionally between the stores and the franchisee enterprise system, dramatically reducing the intervention required to manage finance, human resources and operations and has begun to sell this into its market in the second quarter.

MARKETING AND SELLING. The Company incurred marketing and selling expenses in the current quarter of $38,703 for outside marketing services, trade shows and direct selling expenses. In the prior year, during its initial stages of development, the Company relied on its relationship with existing clients to expand its market share, thus incurring minimal costs within this category.

GENERAL AND ADMINISTRATIVE. General and administrative costs increased to $190,272 in the current period from $92,683 in the prior period, primarily attributable to additional personal, professional fees attributable to the acquisition and other legal matters, expense relating to new board members, and an overall increase in operating costs resulting from the growth of the business. Prior year costs reflected fewer personnel, lower costs attributable to them and reduced operating expenses.

NET LOSS. The net loss for the three-month period ended September 30, 2004 totalled $382,081, compared with a net loss of $133,111 for the same period in 2003, an increase of $248,970. The increase was primarily the result of expanded research and development costs to develop the potential market for business intelligence in the quick service restaurant industry, additional executive and technical personnel at higher costs and their related fringe benefits and expanded costs required to operate the business.

The net loss applicable to common stockholders for the three months ended September 30, 2004 was $(382,081) or $(0.02) per share, on 18,533,244 weighted average common shares outstanding. This compares with the net loss available to common stockholders for the three-month period ended September 30, 2003 of $(133,111) or $(0.01) per share, on 17,947,984 weighted average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred operating losses and negative cash flows from operations in each quarter since it commenced operations. As of September 30, 2004, there was an accumulated deficit of $1,967,088 and its cash position is $1,395,338. The current cash position was acquired primarily through its acquisition of XML Global Technologies, Inc., a public shell corporation, that had previously sold its technology and was looking to acquire a company or be acquired. XFormity received additional advances of $970,818 prior to the consummation and net cash of $1,226,854 upon completion of the acquisition. After the acquisition, XFormity, Inc. retired various debts due its former stockholders in the amount of $391,222 and in the operation of its business. The balance of $377,612 was applied to the operating loss of the acquired company The Company does not expect to generate operating earnings in the current year until it achieves a customer base and related revenues necessary to cover its operational costs. The Company is currently reviewing those operational costs to restructure them if certain levels of operating revenue are not achieved in the Company's 2nd quarter.

In the event that future operating cash flows do not meet all our cash requirements, the Company will need additional financing. Should that become the case, there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of holders of the common stock. If adequate funds are not available or not available on acceptable terms, it could have a materially adverse effect on the Company's financial condition and results of operations.

ITEM 3. INTERNAL CONTROLS AND PROCEDURES

Mark Haugejorde, Principal Executive Officer, and Jack Rabin, Principal Financial Officer of XFormity Technologies, Inc., have established and are currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

Our Principal Executive Officer and Principal Financial Officer conducted an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Our wholly-owned subsidiary, XFormity, Inc., is a defendant in a civil action brought by b-50.com, LLC, as Plaintiff, in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 304CV-542-D (the "Litigation"). In the Litigation, the Plaintiff claims that XFormity has infringed upon a patent owned by b-50.com, LLC. XFormity denies liability and intends to vigorously defend the matter.

As part of our acquisition of XFormity, of the common stock issued to the XFormity shareholders, shares having a market value of $500,000 have been withheld in escrow to cover any potential liability arising from the Litigation.

ITEM 2.      UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

In connection with the acquisition of XML by XFormity that was consummated on September 27, 2004, we issued to the former shareholders of XFormity an aggregate of 17,947,984 shares of common stock and warrants exercisable to purchase an additional 5,869,500 shares of common stock at an exercise price of $.26 per share. The securities were issued to a total of 25 former XFormity shareholders, 20 of which qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), and the other five of whom possessed the knowledge and experience in financial and business matters required under Rule 506(b)(2)(ii) of Regulation D. The securities were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements thereof contained in Section 4(2) and Regulation D, Rule 506 thereunder. The securities were all taken for investment and were subject to appropriate restrictions on transfer.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the three months ended September 30, 2004.

ITEM 5.     INFORMATION

None

ITEM 6.     EXHIBITS
Exhibits
31.	Certification
32.	Certification pursuant to USC Section 1350
Reports on Form 8-K
1.	Current Report on Form 8-K, Item 4, dated August 9, 2004, as filed with the Commission on August 11, 2004
2.	Current Report on Form 8-K, Item 5, dated August 18, 2004, as filed with the Commission on August 18, 2004

SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.
Date: November 22, 2004	/s/ Mark Haugejorde Mark Haugejorde Chief Executive Officer
Date: November 22, 2004	/s/ Jack Rabin Jack Rabin Chief Financial Officer