Form 10QSB
period 2004-12-31
XFormity Technologies, Inc.
filed 2005-02-11
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-QSB

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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
             Yes  X          No

Common stock, $0.0001 par value, at February 11, 2005: 35,911,646

Transitional Small Business Disclosure Format (Check one):   Yes                 No    X

INDEX

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

XFormity Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
	(Unaudited) December 31, 2004	June 30, 2004
Assets
Current Assets
Cash and cash equivalents	$ 848,888	$ 39,953
Accounts receivable	10,820	6,680
Other current assets	2,588	-
Prepaid expenses	33,322	-
Total current assets	895,618	46,633
Property and equipment, net	46,295	36,117
Other assets	2,100	8,633
Total Assets	$ 944,013	$ 91,383
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$ 221,609	$ 99,412
Accrued expenses	8,207	63,400
Due to XML Global Technologies, Inc.	-	186,762
Due to stockholders and other liabilities	50,000	529,666
Total Current Liabilities	279,816	879,240
Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at December 31, 2004 and June 30, 2004	-	-
Common stock, $.0001 par value, 125,000,000 shares authorized, 35,895,968 shares issued and outstanding at December 31, 2004 and 17,947,984 issued and outstanding at June 30, 2004	3,590	1,795
Additional paid-in capital	3,091,754	840,355
Subscription receivable	-	(45,000)
Accumulated deficit	(2,431,147)	(1,585,007)
Total Stockholders' Equity (Deficit)	664,197	(787,857)
Total Liabilities and Stockholders' Equity (Deficit)	$ 994,013	$ 91,383

The accompanying notes are an integral part of these consolidated financial statements

 XFormity Technologies, Inc. and Subsidiaries
Consolidated Statement of Operations

	(Unaudited) Six Months Ended December 31,		(Unaudited) Three Months Ended December 31,
	2004	2003	2004	2003
Revenue	$ 171,375	$ 77,000	$ 90,575	$ 43,950
Cost of revenue	191,704	78,726	96,363	60,156
Research and development	288,014	136,763	149,449	81,855
Marketing and selling	70,089	4,204	31,386	4,204
General and administrative	469,760	167,944	279,488	75,261
Total operating expenses	1,019,567	387,637	556,686	221,476
Loss from operations	(848,192)	(310,637)	(466,111)	(177,526)
Interest Income	2,052	-	2,052	-
Loss before provision for income taxes	(846,140)	(310,637)	(464,059)	(177,526)
Provision for income taxes	-	-	-	-
Net loss	$ (846,140)	$ (310,637)	$ (464,059)	$(177,526)
Net loss per share - basic	$ (0.03)	$ (0.02)	$ (0.01)	$ (0.01)
Weighted average number of shares - basic	27,214,606	17,947,984	35,895,968	17,947,984

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
	(Unaudited)
	Six Months Ended December 31,
	2004	2003
Operating activities:
Net loss	$ (846,140)	$ (310,637)
Depreciation	8,779	8,672
Changes in:
Accounts receivable	(4,140)	-
Prepaid expenses	(23,875)	-
Accounts payable	(44,348)	13,488
Accrued expenses	(62,784)	(35,000)
Other	37,394	-
Net cash used in operating activities	(935,114)	(323,477)
Investing activities:
Cash proceeds received upon acquisition	1,226,854	-
Purchase of property and equipment	(18,957)	(4,481)
Net cash provided by (used in) investing activities	1,207,897	(4,481)
Financing activities:
Proceeds (retirement) of stockholders loans	(529,666)	59,063
Deposits	50,000	285,900
Collection of subscriptions receivable for common stock	45,000	-
Advances from XML Global Technologies, Inc.	970,818	-
Net cash provided by financing activities	536,152	344,963
Increase in cash and cash equivalents	808,935	17,005
Cash and cash equivalents, beginning of period	39,953	12,969
Cash and cash equivalents, end of period	$ 848,888	$ 29,974
Supplemental disclosure of non-cash financing and investing activities
Acquisition legal fees payable, charged to additional paid in capital	$ 62,607
Net assets received (liabilities assumed) upon acquisition:
Other accounts receivable	$ 33,449
Advances due from XFormity, Inc.	1,157,580
Prepaid expenses	9,447
Accounts payable	(103,938)
Accrued expenses	(7,591)
	$ 1,088,947

The accompanying notes are an integral part of these consolidated financial statements

XFormity Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2004
(Unaudited)

Note 1 - Organization and Nature of Business

On September 27, 2004, XML-Global Technologies, Inc. (a Colorado Corporation) ("XML") acquired all of the outstanding stock of XFormity, Inc. (a Texas Corporation) ("XFormity") through issuance of 17,947,984 shares of its common stock and 5,869,500 warrants exercisable at $0.26 per share. A transaction between a private operating company, XFormity, and a non-operating public shell, XML, in which the shell company is the issuer of securities and the operating company is the acquiring company for accounting purposes, is treated for financial reporting purposes as a recapitalization of the operating company rather than a business combination. The net monetary assets of XML were recorded at their historical cost by XFormity on September 27, 2004. Accordingly, the financial statements subsequent to September 27, 2004 include the combined financial position and results of operation of XFormity and XML. Financial statements prior to September 27, 2004 include the financial position and results of operations of only XFormity. In conjunction with this transaction, XML, the surviving legal entity, changed its name to XFormity Technologies, Inc. and effected a reverse one-for-four stock split, which has been reflected retroactively in the financial statements presented. All share and per share information contained in this report has been adjusted to give effect to the reverse split.

XFormity was a private enterprise prior to the acquisition and no public documents are available. The former XML Global Technologies, Inc. disclosed this transaction in its June 30, 2004 consolidated financial statements and the notes thereto in its Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on October 14, 2004.

XFormity based in Dallas, Texas, designs and implements business intelligence software for large and mid-size companies, with a focus in the quick service restaurant industry. XFormity, along with a strategic partner, is able to rapidly roll out flexible, extensible solutions to help their clients streamline the flow of business information.

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

Consolidation

All inter-company balances and transactions have been eliminated in consolidation including balances due from XFormity to XML.

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

Software Development Costs

The Company capitalizes internally generated software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No.86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of software development costs begins when a product's technological feasibility is established. Costs incurred for research and development of products where technological feasibility has not yet been established are expensed as incurred.

Due to Stockholders and Other Liabilities

Due to stockholders and other liabilities consist of a $50,000 customer deposit at December 31, 2004 and $529,666 due to stockholders at June 30, 2004.

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

Stock Compensation

The Company has elected to apply Accounting Principles Board ("APB") Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options issued to employees (intrinsic value) and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. There were no options issued during this period. No compensation expense was recorded under SFAS 123; therefore, no pro forma disclosures are made.

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

Note 4 - 1999 Equity Incentive Plan

On October 19, 1999, the Company adopted the 1999 Equity Incentive Plan (the Plan) to provide incentives to employees, directors and consultants. Under the Plan, the Company has reserved a total of 1,500,000 shares of common stock for issuance with the maximum term of options being ten years. On November 13, 2003, the Company's shareholders approved an increase in the number of shares issuable under the Plan, but the increase has not yet been implemented. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. All options granted to date have a seven-year term.
	2004
	Number of Options	Weighted Average Exercise Price
Options outstanding at June 30, 2004	106,250	$ 0.26
Granted	-	-
Exercised	-	-
Forfeited	(31,250)	$ 0.26
Options outstanding at December 31, 2004	75,000	$ 0.26
Options exercisable at December 31, 2004	75,000	$ 0.26

In January 2005, a former director exercised options to purchase 15,678 shares of common stock. Under terms of the Plan, 50,000 options were exercised pursuant to a cashless exercise by delivery to the Company of 50,000 options valued at the difference between the exercise price and the closing market price on the date of exercise of the Company's common stock.

Note 5 - Income Taxes

At December 31, 2004, the Company had net operating loss carry-forwards totaling approximately $2,200,000 that begin to expire in 2022. No tax benefit has been reported in the December 31, 2004 financial statements because the Company believes a portion or all of the carry-forward may expire unused. Accordingly, the $726,000 tax benefit of the loss carry-forward has been offset by a valuation allowance of the same amount. The following are the components of the income tax provision.
Statement of Operations	Six Months Ended December 31,
	2004	2003
Federal income tax provision (benefit)	$ (288,000)	$ (106,000)
Total provision (benefit) for income taxes	(288,000)	(106,000)
Valuation allowance	288,000	106,000
Provision for income tax	$ -	$ -

Balance Sheet
Deferred tax asset arising from Net Operating Loss Carry-forwards	$ 726,000
Valuation allowance	(726,000)
Net deferred tax asset	$ -

Note 6 - Related Party Transactions

In the six months and three months ended December 31, 2004, the Company paid or accrued rent of $6,000 and $3,000, respectively, to a company controlled by a major shareholder of the Company. The rent included space and administrative services provided to the Company.

Note 7 - Lease Commitments

As of December 31, 2004, the Company is obligated under the terms of an operating lease agreement for space at its Dallas location through September 2005 in the amount of $10,800 and is not responsible for any operating costs attributable to the property. There are no significant renewal or purchase options. Effective July 1, 2004, the Company has a new month-to-month lease for $1,000 per month at its Chicago office that includes telephone and secretarial services.

Note 8 - Contingencies

A competitor has claimed in a civil action that the Company has infringed on its patent. The Company's counsel and management believe there is no basis for this infringement claim and is vigorously defending the matter.
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company believes its critical accounting policies for the period July 1, 2004 to December 31, 2004 are revenue recognition and accounting for research and development expenses and that they are adhered to under generally accepted accounting principles in the accompanying consolidated financial statements.

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

RESULTS OF OPERATIONS

REVENUES. The Company contracts with its clients for development and sale of business intelligence software, primarily its QSRx software product that is billed on a monthly basis to its customer respective franchise locations. For the six months ended December 31, 2004, the Company generated $171,375 in revenues compared to $77,000 in the comparative period in the prior year. In the current quarter, the Company generated $90,575 in revenues compared to $43,950 in the comparative quarter of the prior year. The increase in revenue in the current quarter and year to date is attributable to an increase in its customer base and related billing locations.

COST OF REVENUES. The cost of revenue for the six months and three months ended December 31, 2004 consists primarily of personnel, related payroll costs and our outside strategic business partner that provides the on-going technical support to our customers after the installation of our products. As we add additional franchisees to our customer base, the technical support costs increase proportionately. Other costs include travel, data hosting service costs and depreciation of computer equipment used in the maintenance and processing of customers' data. The costs in the six month period ended December 31, 2004 were $191,704 compared to $78,726 in the comparative period of the prior year. The costs in the three month period ended December 31, 2004 were $96,364 compared to $60,156 in the comparative period of the prior year. The increases are attributable to the Company's early stage of revenue development and related support for that revenue.

RESEARCH AND DEVELOPMENT. Research and development costs are charged to operations as incurred and consist primarily of personnel and related human resource benefits. The costs in the six month period ended December 31, 2004 were $288,014 compared to $136,763 in the comparative period of the prior year primarily increased due to higher payroll costs and additional personnel. The costs in the three month period ended December 31, 2004 were $149,449 compared to $81,855 in the comparative period of the prior year. This increase was also primarily due to additional personnel and related human resource benefits. Our research and development is part of the strategic plan to provide a complete enterprise system encompassing business intelligence, store operations and financial services in the quick service restaurant market. The Company has developed its financial office product that effectively moves data bi-directionally between the stores and the franchisee enterprise system, dramatically reducing the intervention required to manage finance, human resources and operations and the Company began to market this product in the current quarter.

MARKETING AND SELLING. The marketing and selling expenses incurred by the Company consist of marketing services provided by our strategic partner, various trade shows where we exhibit our software programs and direct selling expenses related to business development. The costs in the six month period ended December 31, 2004 were $70,089 compared to $4,204 in the comparative period of the prior year. The costs in the three month period ended December 31, 2004 were $31,386 compared to $4,204 in the comparative period of the prior year. In the prior year, during its initial stages of development, the Company relied on its relationship with existing clients to expand its market share, thus incurring minimal costs within this category.

GENERAL AND ADMINISTRATIVE. Our general and administrative costs consist primarily of executive salaries and related human resource benefits, professional fees for attorneys and our independent auditor, rent, expenses related to being a public company and other operating costs. The costs in the six month period ended December 31, 2004 were $469,760 compared to $167,944 in the comparative period of the prior year. The costs in the three month period ended December 31, 2004 were $279,488 compared to $75,261 in the comparative period of the prior year. The increases were primarily attributable to additional personnel, certain professional fees, patent litigation and other legal matters, expense relating to new board members, and an overall increase in operating costs resulting from the growth of the business. Prior year costs reflected fewer personnel, lower costs attributable to them and reduced operating expenses.

NET LOSS. The net loss for the six-month and three-month periods ended December 31, 2004 were $846,140 and $464,059 respectively, compared with a net loss of $310,637 and $177,526 for the comparative periods in 2003. The increases in the net losses were primarily the result of additional technical support costs attributable to new customers, expanded research and development costs to develop the potential market for business intelligence in the quick service restaurant industry, additional executive and technical personnel at higher costs and their related fringe benefits, professional fees attributable to the acquisition and other legal matters and expanded costs required to operate the business.

The net loss applicable to common stockholders for the six months and three months ended December 31, 2004 was $846,140 and $464,059 respectively, or $0.03 and $0.01 per common share, on 27,214,606 and 35,895,968 weighted average common shares outstanding. This compares with the net loss available to common stockholders for the six month and three-month periods ended December 31, 2003 of $310,637 and $177,526, respectively, or $0.02 and $0.01 per share, on 17,947,984 weighted average common shares outstanding for both periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred operating losses and negative cash flows from operations in each quarter since it commenced operations. As of December 31, 2004, there was an accumulated deficit of $2,431,147 and its cash position is $848,888. The current cash position was acquired primarily through its acquisition of XML Global Technologies, Inc., a public shell corporation, that had previously sold its technology and was looking to acquire a company or be acquired. XFormity received additional advances of $970,818 prior to the consummation and net cash of $1,226,854 upon completion of the acquisition. After the acquisition, XFormity, Inc. retired various debts due its former stockholders in the amount of $529,666 and in the operation of its business. The Company does not expect to generate operating earnings in the current year until it achieves a customer base and related revenues necessary to cover its operational costs.

Management, after review of the current operational costs of the Company, and based on current revenues, have waived the provisions of their employment contracts, and along with several other employees, have accepted payroll reductions between 17%-25%. This, along with other cost cutting measures, represents an approximate annual savings of $250,000.

In January 2005, the Company announced a cross-licensing agreement with MenuLink Computer Solutions, Inc. (MenuLink). MenuLink has successfully designed, developed and marketed its Back Office software since 1994 and the two companies have now joined in supporting Microsoft's Smarter Hospitality program to provide comprehensive solutions within the Quick Serve Restaurant industry. This combination of the standards-based software into a single suite of products utilizing the Microsoft .NET Framework provides a complete and simplified solution including cash management, inventory, purchasing and labor controls. The Company believes benefits resulting from this agreement will include an increase in its customer base along with creation of additional revenues resulting from the total enterprise system provided to its existing customer base representing over 1,000 stores. The Company will shift its focus from its current research and development to integrating the MenuLink software into its QSRx suite of business intelligence, store operations and financial services. Additionally, the Company is in discussions with other major franchisors that would add to its customer base if the total enterprise suite, or a portion thereof, becomes viable for their operations.

In February 2005, the Company entered into an agreement to support Domino's point-of-sale computer system, Domino's Pulse, with PulseConnect, a web-based business intelligence software. The Company will begin providing its services during the first calendar quarter of 2005. Over a period of months, the Company will migrate PulseConnect onto its proprietary technology platform.

The Company continues to vigorously defend the patent infringement suit filed by b-50.com, LLC.

The Company will need additional financing and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of holders of the common stock. If adequate funds are not available or not available on acceptable terms, it could have a materially adverse effect on the Company's financial condition and results of operations.

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

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

Our wholly-owned subsidiary, XFormity, Inc., is a defendant in a civil action brought by b-50.com, LLC, as Plaintiff, in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 304CV-542-D (the "Litigation"). In the Litigation, the Plaintiff claims that XFormity has infringed upon a patent owned by b-50.com, LLC. XFormity denies liability and continues to vigorously defend the matter.

As part of our acquisition of XFormity, of the common stock issued to the XFormity shareholders, shares having a market value of $500,000 have been withheld in escrow to cover any potential liability arising from the Litigation.

Item 2.      Unregistered Sales of Securities and Use of Proceeds

In connection with the acquisition of XML by XFormity that was consummated on September 27, 2004, we issued to the former shareholders of XFormity an aggregate of 17,947,984 shares of common stock and warrants exercisable to purchase an additional 5,869,500 shares of common stock at an exercise price of $0.26 per share. The securities were issued to a total of 25 former XFormity shareholders, 20 of which qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), and the other 5 of whom possessed the knowledge and experience in financial and business matters required under Rule 506(b)(2)(ii) of Regulation D. The securities were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements thereof contained in Section 4(2) and Regulation D, Rule 506 thereunder. The securities were all taken for investment and were subject to appropriate restrictions on transfer.

ITEM 3.      DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the six months ended December 31, 2004.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.      EXHIBITS

Exhibits
31.	Certification
32.	Certification pursuant to USC Section 1350
Reports on Form 8-K
1.	Current Report on Form 8-K, Items 2.01, 3.02, 3.03, 5.01, 5.02, 5.03 and 9.01, dated September 27, 2004, as filed with the Commission on October 1, 2004.
2.	Current Report on Form 8-K, Item 5.02, dated October 18, 2004, as filed with the Commission on October 28, 2004.
2.	Current Report on Form 8-K/A-1, Item 9.01, dated September 27, 2004, as filed with the Commission on December 6, 2004.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.
Date: February 11, 2005	/s/ Mark Haugejorde Mark Haugejorde Chief Executive Officer
Date: February 11, 2005	/s/ Jack Rabin Jack Rabin Chief Financial Officer