Form 10QSB
period 2005-03-31
XFormity Technologies, Inc.
filed 2005-05-16
CIK 1048501

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-QSB

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes  X          No

Common stock, $0.0001 par value, at May 13, 2005: 35,911,646

Transitional Small Business Disclosure Format (Check one):   Yes                 No    X

INDEX

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

XFormity Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
	(Unaudited)
	March 31, 2005	June 30, 2004
Assets
Current Assets
Cash and cash equivalents	$ 446,435	$ 39,953
Accounts receivable	25,029	6,680
Prepaid expenses	22,222	-
Other current assets	1,047	-
Total current assets	494,733	46,633
Property and equipment, net	68,972	36,117
Other assets	2,100	8,633
Total Assets	$ 565,805	$ 91,383

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$ 406,094	$ 99,412
Accrued expenses	25,601	63,400
Due to XML Global Technologies, Inc.	-	186,762
Due to stockholders and other liabilities	50,000	529,666
Total Current Liabilities	481,695	879,240
Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at March 31, 2005 and June 30, 2004	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 35,911,646 shares issued and outstanding at March 31, 2005 and 17,947,984 issued and outstanding at June 30, 2004	3,591	1,795
Additional paid-in capital	3,091,753	840,355
Subscription receivable	-	(45,000)
Accumulated deficit	(3,011,234)	(1,585,007)
Total Stockholders' Equity (Deficit)	84,110	(787,857)
Total Liabilities and Stockholders' Equity (Deficit)	$ 565,805	$ 91,383

The accompanying notes are an integral part of these consolidated financial statements

XFormity Technologies, Inc. and Subsidiaries
Consolidated Statement of Operations

	(Unaudited) Nine Months Ended March 31,		(Unaudited) Three Months Ended March 31,
	2005	2004	2005	2004
Revenue	$ 284,076	$ 160,253	$ 112,701	$ 83,253
Cost of revenue	311,906	128,769	120,202	50,043
Research and development	429,971	224,516	141,957	87,753
Marketing and selling	97,071	4,204	26,982	-
General and administrative	875,155	415,189	405,395	247,245
Total operating expenses	1,714,103	772,678	694,536	385,041
Loss from operations	(1,430,027)	(612,425)	(581,835)	(301,788)
Interest income	3,800	-	1,748	-
Loss before provision for income taxes	(1,426,227)	(612,425)	(580,087)	(301,788)
Provision for income taxes	-	-	-	-
Net loss	$(1,426,227)	$ (612,425)	$ (580,087)	$ (301,788)
Net loss per share - basic	$ (0.05)	$ (0.03)	$ (0.02)	$ (0.02)
Weighted average number of shares - basic	30,070,955	17,947,984	35,910,601	17,947,984

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
	(Unaudited)
	Nine Months Ended March 31,
	2005	2004
Operating activities:
Net loss	$ (1,426,227)	$ (612,425)
Depreciation	14,091	13,008
Changes in:
Accounts receivable	(18,349)	(6,953)
Prepaid expenses	(12,775)	-
Accounts payable	140,137	17,922
Accrued expenses	(45,390)	(20,000)
Other	38,935	-
Net cash used in operating activities	(1,309,578)	(608,448)
Investing activities:
Cash proceeds received upon acquisition	1,226,854	-
Purchase of property and equipment	(46,946)	(4,481)
Net cash provided by (used in) investing activities	1,179,908	(4,481)
Financing activities:
Proceeds (retirement) of stockholders' loans	(529,666)	72,985
Customer deposit received	50,000	-
Collection of subscriptions receivable for issuance of common stock	45,000	581,750
Advances from XML Global Technologies, Inc.	970,818	-
Net cash provided by financing activities	536,152	654,735
Increase in cash and cash equivalents	406,482	41,806
Cash and cash equivalents, beginning of period	39,953	12,969
Cash and cash equivalents, end of period	$ 446,435	$ 54,775

Supplemental disclosure of non-cash financing and investing activities
Acquisition legal fees payable, charged to additional paid in capital	$ 62,607
Net assets received (liabilities assumed) upon acquisition:
Other accounts receivable	$ 33,449
Advances due from XFormity, Inc.	1,157,580
Prepaid expenses	9,447
Accounts payable	(103,938)
Accrued expenses	(7,591)
	$ 1,088,947

The accompanying notes are an integral part of these consolidated financial statements

XFormity Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)

Note 1 - Organization and Nature of Business

On September 27, 2004, XML-Global Technologies, Inc. (a Colorado Corporation) ("XML") acquired all of the outstanding stock of XFormity, Inc. (a Texas Corporation) ("XFormity") through issuance of 17,947,984 shares of its common stock and 5,869,500 warrants exercisable at $0.26 per share. A transaction between a private operating company, XFormity, and a non-operating public shell, XML, in which the shell company is the issuer of securities and the operating company is the acquiring company for accounting purposes, is treated for financial reporting purposes as a recapitalization of the operating company rather than a business combination. The net monetary assets of XML were recorded at their historical cost by XFormity on September 27, 2004. Accordingly, the financial statements subsequent to September 27, 2004 include the combined financial position and results of operation of XFormity and XML. Financial statements prior to September 27, 2004 include the financial position and results of operations of only XFormity. In conjunction with this transaction, XML, the surviving legal entity, changed its name to XFormity Technologies, Inc. (the "Company") and effected a reverse one-for-four stock split, which has been reflected retroactively in the financial statements presented. All share and per share information contained in this report has been adjusted to give effect to the reverse split.

XFormity was a private enterprise prior to the acquisition and no public documents are available. The former XML Global Technologies, Inc. disclosed this transaction in its June 30, 2004 consolidated financial statements and the notes thereto in its Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on October 14, 2004.

XFormity, based in Dallas, Texas, designs and implements business intelligence software for large and mid-size companies, with a focus in the quick service restaurant industry. XFormity, along with a strategic partner, is able to rapidly roll out flexible, extensible solutions to help their clients streamline the flow of business information.

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

Due to Stockholders and Other Liabilities

Due to stockholders and other liabilities consist of a $50,000 customer deposit at March 31, 2005 and $529,666 due to stockholders at June 30, 2004.

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

Stock Compensation

The Company has elected to apply Accounting Principles Board ("APB") Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options issued to employees (intrinsic value) and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Although there were no options issued during this period, 15,678 shares of common stock were issued to a former director through a cashless exercise of 50,000 options valued at the difference between the exercise price and the closing market price on the date of exercise of the Company's common stock. No compensation expense was recorded under SFAS 123; therefore, no pro forma disclosures are made.

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

Note 4 - 1999 Equity Incentive Plan

On October 19, 1999, the Company adopted the 1999 Equity Incentive Plan (the "Plan") to provide incentives to employees, directors and consultants. Under the Plan, the Company has reserved a total of 1,500,000 shares of common stock for issuance with the maximum term of options being ten years. On November 13, 2003, the Company's shareholders approved an increase in the number of shares issuable under the Plan, but the increase has not yet been implemented. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. All options granted to date have a seven-year term.
	2005
	Number of Options	Weighted Average Exercise Price
Options outstanding at June 30, 2004	106,250	$ 0.26
Granted	-	-
Exercised	(50,000)	$ 0.26
Forfeited	(31,250)	$ 0.26
Options outstanding and exercisable at March 31, 2005	25,000	$ 0.26

In January 2005, a former director exercised 50,000 options pursuant to a cashless exercise. Based on the difference between the exercise price and the closing market price on the date of exercise of the Company's common stock, the former director received 15,678 shares of common stock.

Note 5 - Income Taxes

At March 31, 2005, the Company had net operating loss carry-forwards totaling approximately $2,800,000 that begin to expire in 2022. No tax benefit has been reported in the March 31, 2005 financial statements because the Company believes a portion or all of the carry-forward may expire unused. Accordingly, the $924,000 tax benefit of the loss carry-forward has been offset by a valuation allowance of the same amount. The following are the components of the income tax provision.
Statement of Operations	Nine Months Ended March 31,
	2005	2004
Federal income tax provision (benefit)	$ (472,000)	$(208,000)
Total provision (benefit) for income taxes	(472,000)	(208,000)
Valuation allowance	472,000	208,000
Provision for income tax	$ -	$ -

Balance Sheet at March 31, 2005
Deferred tax asset arising from Net Operating Loss Carry-forwards	$ 924,000
Valuation allowance	(924,000)
Net deferred tax asset	$ -

Note 6 - Related Party Transactions

In the nine months and three months ended March 31, 2005, the Company paid or accrued rent of $9,000 and $3,000, respectively, to a company controlled by a major shareholder of the Company. The rent included space and administrative services provided to the Company.

Note 7 - Lease Commitments

As of March 31, 2005, the Company is obligated under the terms of an operating lease agreement for space at its Dallas location through September 2005 in the amount of $10,800 and is not responsible for any operating costs attributable to the property. There are no significant renewal or purchase options. Effective July 1, 2004, the Company has a new month-to-month lease for $1,000 per month at its Chicago office that includes telephone and secretarial services.

Note 8 - Contingencies

A competitor has claimed in a civil action that the Company has infringed on its patent. The Company's counsel and management believe there is no basis for this infringement claim and is vigorously defending the matter.
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company believes its critical accounting policies for the period July 1, 2004 to March 31, 2005 are revenue recognition and accounting for research and development expenses under accounting principles generally accepted in the United States and that they are adhered to in the accompanying consolidated financial statements.

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

RESULTS OF OPERATIONS

REVENUES. The Company contracts with its clients for development and sale of business intelligence software, primarily its QSRx software product that is billed on a monthly basis to its customers' respective franchise locations. For the nine months ended March 31, 2005, the Company generated $284,076 in revenues compared to $160,253 in the comparative period in the prior year. In the current quarter, the Company generated $112,701 in revenues compared to $83,253 in the comparative quarter of the prior year. The increase in revenue in the current quarter and year to date is attributable to an increased number of customers and higher revenue per customer.

COST OF REVENUES. The cost of revenue for the nine months and three months ended March 31, 2005 consists primarily of personnel, related payroll costs and our outside strategic business partner, SEI - CCS LLC, that provides the on-going technical support vendor to our customers after the installation of our products. During the current quarter, we added additional franchisees to our customer base that increased the technical support costs proportionately. Other costs include travel, data hosting service and increased telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data. The costs in the nine month period ended March 31, 2005 were $311,906 compared to $128,769 in the comparative period of the prior year. The costs in the three month period ended March 31, 2005 were $120,202 compared to $50,043 in the comparative period of the prior year. The increases are attributable to the Company's early stage of revenue development and related support for that revenue.

RESEARCH AND DEVELOPMENT. Research and development costs are charged to operations as incurred and consist primarily of personnel and related benefit costs. The costs in the nine month period ended March 31, 2005 of $429,971 compared to $224,516 in the comparative period of the prior year primarily increased due to higher pay rates and additional personnel. The costs in the three month period ended March 31, 2005 were $141,957 compared to $87,753 in the comparative period of the prior year. This increase was also primarily due to additional personnel. The Company's research and development is part of the strategic plan to provide a complete enterprise system in the quick service restaurant market.

MARKETING AND SELLING. The marketing and selling expenses incurred by the Company consist of marketing services provided by SEI Customer Care, Inc. and direct selling expenses related to business development. The costs in the nine month period ended March 31, 2005 were $97,071 compared to $4,204 in the comparative period of the prior year. The costs in the three month period ended March 31, 2005 were $26,982. In the prior year, the Company relied on its relationship with existing clients to expand its market share, and did not incur any costs in the comparative period.

GENERAL AND ADMINISTRATIVE. Our general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, patent litigation and our independent auditor, rent, expenses related to being a public company and other operating costs. The costs in the nine month period ended March 31, 2005 were $875,155 compared to $415,189 in the comparative period of the prior year. The costs in the three month period ended March 31, 2005 were $405,395 compared to $247,245. The prior year included an additional accrual of $150,000 for management to reflect unpaid prior compensation from 2003. The increases in the nine month period were primarily attributable to additional personnel and related costs of $117,560 offset by a decrease in payroll costs of $97,500 resulting from the prior years accrual, professional fees for patent litigation and other legal and accounting matters of $377,000, insurance of $22,000, expenses relating to public company status of $5,615, a decrease of interest cost of $14,000 and an overall increase in operating costs resulting from the growth of the business. Prior year costs reflected fewer personnel, lower costs attributable to them and reduced operating expenses.

NET LOSS. The net loss for the nine-month and three-month periods ended March 31, 2005 were $1,426,227 and $580,087 respectively, compared with a net loss of $612,425 and $301,788 for the comparative periods in 2004. The increases in the net losses were primarily the result of additional technical support costs attributable to new customers and a franchisor, expanded research and development costs to develop and integrate the potential market for business intelligence in the quick service restaurant industry, additional executive and technical personnel at higher costs and their related fringe benefits, professional fees attributable to the acquisition and patent litigation and expanded costs required to operate the business.

The net loss applicable to common stockholders for the nine months and three months ended March 31, 2005 was $1,426,227 and $580,087 respectively, or $0.05 and $0.02 per common share, on 30,070,955 and 35,910,601 weighted average common shares outstanding. This compares with the net loss available to common stockholders for the nine-month and three-month periods ended March 31, 2004 of $612,425 and $301,788, respectively, or $0.03 and $0.02 per share, on 17,947,984 weighted average common shares outstanding for both periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred operating losses and negative cash flows from operations in each quarter since it commenced operations. As of March 31, 2005, there was an accumulated deficit of $3,015,308 and its cash position is $446,435. The current cash position was acquired primarily through its acquisition of XML Global Technologies, Inc., a public shell corporation, that had previously sold its technology and was looking to acquire a company or be acquired. XFormity received additional advances of $970,818 prior to the consummation and net cash of $1,226,854 upon completion of the acquisition. After the acquisition, XFormity, Inc. retired various debts due its former stockholders in the amount of $529,666 and the balance of the funds as working capital for the operation of its business. The Company does not expect to generate operating earnings in the current year until it achieves a customer base and related revenues necessary to cover its operational costs.

Management, after review of the current operational costs of the Company, and based on current revenues, waived the provisions of their employment contracts, and along with several other employees, accepted payroll reductions between 17%-25% effective January 1, 2005. This, along with other cost cutting measures, represents an approximate annual savings of $250,000.

In February 2005, the Company entered into an agreement to support Domino's point-of-sale computer system, Domino's Pulse, with PulseConnect, software developed by an alternative vendor to XFormity. The Company began providing its services during the current quarter of 2005. Over a period of months, the Company will migrate PULSEConnect onto its proprietary technology platform, QSRx, and will market the new PULSEConnect to Domino's franchisees beginning in June 2005.

The Company continues to vigorously defend the patent infringement suit filed by b-50.com, LLC., a competitor.

In April, the Board of Directors of the Company approved a $1.0 million private placement of convertible debentures. As of May 12, 2005, the Company had received subscriptions for an aggregate of $100,000 in the offering. There can be no assurance how much in further subscriptions will be received in the private offering.

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

Common stock issued to a former XFormity, Inc. shareholder, having a market value of $500,000 has been withheld in escrow to cover any potential liability arising from the Litigation.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the nine months ended March 31, 2005.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.      EXHIBITS
Exhibits
31.	Certification
32.	Certification pursuant to USC Section 1350
Reports on Form 8-K
1	Current Report on Form 8-K, Items 7.01, 8.01, and 9.01, dated February 15, 2005, as filed with the Commission on February 15, 2005.
2	Current Report on Form 8-K, Items 7.01, 8.01, and 9.01, dated February 17, 2005, as filed with the Commission on February 17, 2005.
3	Current Report on Form 8-K, Item 5.01, dated April 19, 2005, as filed with the Commission on April 21, 2005.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.
Date: May 16, 2005	/s/ Mark Haugejorde Mark Haugejorde Chief Executive Officer
Date: May 16, 2005	/s/ Jack Rabin Jack Rabin Chief Financial Officer