Form 10QSB/A
period 2005-03-31
XFormity Technologies, Inc.
filed 2005-05-18
CIK 1048501

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

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

COST OF REVENUES. The cost of revenue for the nine months and three months ended March 31, 2005 consists primarily of personnel, related payroll costs and technical support to our customers.  During the current quarter, we added additional franchisees to our customer base that increased the technical support costs proportionately. Other costs include travel, data hosting service and increased telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data. The costs in the nine month period ended March 31, 2005 were $311,906 compared to $128,769 in the comparative period of the prior year. The costs in the three month period ended March 31, 2005 were $120,202 compared to $50,043 in the comparative period of the prior year. The increases are attributable to the Company's early stage of revenue development and related support for that revenue.

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

In April, the Board of Directors of the Company approved a $1.0 million private placement of convertible debentures.  There can be no assurance how much in subscriptions will be received in the private offering.

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

	XFormity Technologies, Inc.
Date: May 18, 2005	/s/ Mark Haugejorde Mark Haugejorde Chief Executive Officer
Date: May 18, 2005 	/s/ Jack Rabin Jack Rabin Chief Financial Officer