Form 10QSB/A
period 2005-03-31
XFormity Technologies, Inc.
filed 2005-07-15
CIK 1048501

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________


FORM 10-QSB/A-2

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

INDEX

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

XFormity Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
	(Unaudited)
	March 31, 2005	June 30, 2004
Assets
Current Assets
Cash and cash equivalents	$ 446,435	$ 39,953
Accounts receivable	25,029	6,680
Prepaid expenses	22,222	-
Other current assets	1,047	-
Total current assets	494,733	46,633
Property and equipment, net	68,972	36,117
Other assets	2,100	8,633
Total Assets	$ 565,805	$ 91,383

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$ 406,094	$ 99,412
Accrued expenses	25,601	63,400
Due to XML Global Technologies, Inc.	-	186,762
Due to stockholders and other liabilities	50,000	529,666
Total Current Liabilities	481,695	879,240

Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at March 31, 2005 and June 30, 2004	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 35,911,646 shares issued and outstanding at March 31, 2005 and 17,947,984 issued and outstanding at June 30, 2004	3,591	1,795
Additional paid-in capital	3,091,753	840,355
Subscription receivable	-	(45,000)
Accumulated deficit	(3,011,234)	(1,585,007)
Total Stockholders' Equity (Deficit)	84,110	(787,857)
Total Liabilities and Stockholders' Equity (Deficit)	$ 565,805	$ 91,383

The accompanying notes are an integral part of these consolidated financial statements

XFormity Technologies, Inc. and Subsidiaries
Consolidated Statement of Operations

	(Unaudited) Nine Months Ended March 31,		(Unaudited) Three Months Ended March 31,
	2005	2004	2005	2004

Revenue	$ 284,076	$ 160,253	$ 112,701	$ 83,253
Cost of revenue	311,906	128,769	120,202	50,043
Research and development	429,971	224,516	141,957	87,753
Marketing and selling	97,071	4,204	26,982	-
General and administrative	875,155	415,189	405,395	247,245
Total operating expenses	1,714,103	772,678	694,536	385,041
Loss from operations	(1,430,027)	(612,425)	(581,835)	(301,788)
Interest income	3,800	-	1,748	-
Loss before provision for income taxes	(1,426,227)	(612,425)	(580,087)	(301,788)
Provision for income taxes	-	-	-	-
Net loss	$ (1,426,227)	$ (612,425)	$ (580,087)	$ (301,788)

Net loss per share - basic	$ (0.05)	$ (0.03)	$ (0.02)	$ (0.02)

Weighted average number of shares - basic	30,070,955	17,947,984	35,910,601	17,947,984

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
Statement of Operations	Nine Months Ended March 31,
	2005	2004

Federal income tax provision (benefit)	$ (472,000)	$ (208,000)

Total provision (benefit) for income taxes	(472,000)	(208,000)

Valuation allowance	472,000	208,000

Provision for income tax	$ -	$ -

Balance Sheet at March 31, 2005
Deferred tax asset arising from Net Operating Loss Carry-forwards	$ 924,000
Valuation allowance	(924,000)
Net deferred tax asset	$ -

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

COST OF REVENUES. The cost of revenue for the nine months and three months ended March 31, 2005 consists primarily of personnel, related payroll costs and our outside strategic business partner, SEI-CCS LLC, that provides the on-going technical support vendor to our customers after the installation of our products. During the current quarter, we added additional franchisees to our customer base that increased the technical support costs proportionately. Other costs include travel, data hosting service and increased telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data. The costs in the nine month period ended March 31, 2005 were $311,906 compared to $128,769 in the comparative period of the prior year. The costs in the three month period ended March 31, 2005 were $120,202 compared to $50,043 in the comparative period of the prior year. The increases are attributable to the Company's early stage of revenue development and related support for that revenue.

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

Our Principal Executive Officer and Principal Financial Officer conducted an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

XFormity Technologies, Inc.
Date: July 15, 2005	/s/ Mark Haugejorde Mark Haugejorde Chief Executive Officer

Date: July 15, 2005 	/s/ Jack Rabin Jack Rabin Chief Financial Officer