Form 10KSB
period 2005-06-30
XFormity Technologies, Inc.
filed 2005-10-26
CIK 1048501

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-KSB

(Mark One)

[X]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005

OR

[   ]    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-23391

XFORMITY TECHNOLOGIES, INC.
(Formerly known as XML-Global Technologies, Inc.)
 (Exact name of small business issuer as specified in its charter)
Colorado	84-1434313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

                                 14333 Proton Road, Dallas, Texas 75244
(Address of principal executive offices, including zip code)

Issuer's Telephone No., including area code: (972) 661-1200

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                                   Name of each exchange on which registered

Common Stock                                                       OTC Electronic Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

Title of Class

Common Stock, $0.0001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes  X          No

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes          No  X

State issuer's revenue for its most recent fiscal year: $457,261

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 20, 2005 was: $1,372,526.

Common stock, $0.0001 par value, outstanding at September 20, 2005: 35,911,672

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424 (b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):  Yes                 No      X

XFormity Technologies, Inc.
June 30, 2005 Annual Report on Form 10-KSB

Table of Contents

Part I.
Item 1.	Description of Business.
Item 2.	Description of Property.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

Part II.
Item 5.	Market for Common Equity and Related Stockholder Matters.
Item 6.	Management's Discussion and Analysis or Plan of Operations.
Item 7.	Financial Statements.
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 8A.	Controls and Procedures.

Part III.
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act.
Item 10.	Executive Compensation.
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 12.	Certain Relationships and Related Transactions.
Item 13.	Exhibits.
Item 14.	Principal Accountant Fees and Services.

Signatures

Part I

Item 1. Description of Business.

The reporting entity in this 10-KSB is XFormity Technologies, Inc. (a Colorado Corporation) ("XFormity" or the "Company") formerly known as XML-Global Technologies, Inc. ("XML"). Prior to the merger, from July 2002 to November 2003, XML was engaged in the development and sale of business integration software when it sold substantially all of its business assets to Xenos Group Inc. ("Xenos"). Subsequent to that sale, XML focused on the identification and evaluation of prospective merger or acquisition targets. In June 2004, XML signed a letter of intent and in August 2004 the Company entered into an agreement and plan of merger with XFormity, Inc. (a Texas Corporation) ("XFM"). Under the merger agreement, completed on September 27, 2004, XFM became a wholly owned subsidiary of XML and stockholders of XFM received shares of common stock and warrants representing 50 percent of the issued and outstanding shares and warrants of XML. In conjunction with this transaction, XML, the surviving legal entity, changed its name to XFormity Technologies, Inc. and effected a reverse one-for-four stock split, which has been reflected retroactively in the consolidated financial statements presented. All share and per share information contained in this report has been adjusted to give effect to the reverse split.

Based upon the terms of the merger agreement, for financial reporting and accounting purposes, the acquisition has been accounted for as a reverse acquisition whereby XFormity, Inc. is deemed to have acquired the Company. However, the Company is the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax filing purposes. Since the Company was a non-operating shell company and XFM was a private operating company, the transaction has been recorded as an issuance of stock for the net monetary assets of the Company accompanied by a recapitalization, and neither goodwill nor other intangible assets were recorded. Accordingly, the consolidated financial statements include the full year of operations of XFM and only those of XFormity Technologies, Inc. (formerly XML-Global Technologies, Inc.) subsequent to September 27, 2004.

The merger agreement provided for consummation of the following principal transactions:

*

All outstanding shares of XFM common stock were converted automatically into an aggregate of 17,947,984 shares of common stock of XML and warrants exercisable to purchase an aggregate of approximately 5,869,500 shares of common stock of the Company at an exercise price of $0.26 per share. The shares of common stock issued upon consummation of the merger represented immediately following the merger approximately fifty percent (50%) of the total issued and outstanding shares of common stock of the Company. To secure its position, the Company filed a lien on the entire intellectual and physical assets of its 100% owned subsidiary.

*

XFM executed and delivered an Indemnity Agreement pursuant to which it agreed to set aside $500,000 in stock should there be a settlement arising out of certain pending patent infringement litigation involving XFM. To secure the Indemnity Agreement, Mark Haugejorde, XFM's former principal stockholder, deposited into a Holdback Escrow Account an aggregate of 1,470,000 shares of common stock (the "Holdback Escrow Shares"), having an approximate market value of $500,000 at that time.

*	Concurrently with the merger, Sheldon Drobny resigned as an executive officer and director of the Company and Mark Haugejorde was elected to serve as a director, President and Chairman of the Board.
*

Concurrently with the consummation of the merger, Paradigm Millennium Fund, L.P. and Paradigm Group II, LLC (collectively referred to as "Paradigm") delivered an Indemnity Agreement to the Company. To secure Paradigm's undertakings in the Indemnity Agreement, Paradigm agreed to escrow for a period of 12 months an aggregate of 386,200 shares of common stock.

*

In connection with the merger transaction, XFM paid to Paradigm Group II, LLC an investment banking fee consisting of ten percent (10%) of the pre-merger XFM shares. That 10% interest entitled Paradigm to receive an aggregate of 1,794,799 shares of the Company's common stock upon completion of the merger, of which Paradigm assigned to Sergio Nesti, then a director of the Company, an aggregate of 250,000 shares.

*	The Company paid a one-time investment banking fee to Paradigm Group II, LLC in the amount of $360,000.

Business Development

XFormity's Business

XFM, based in Dallas, Texas and incorporated as a private enterprise in June 2002, designs and implements business intelligence software for large and mid-size companies, with a focus in the quick service restaurant industry. XFM, along with a strategic partner, is able to rapidly roll out flexible, extensible solutions to help their clients streamline the flow of business information. XFM currently provides its QSRx business intelligence and BPx financials software products to an existing customer base approximating over 1,000 individual franchisee stores. A strategic partner provides primary technical support for all of these customers along with billing and collection services. The Company continues to pursue business opportunities that if successful would, in the opinion of management, render the Company viable. There can be no assurance that these opportunities will result in agreements or profits.

All of the Company's operations during the reporting periods were conducted within the quick service restaurant industry and the Company expects to continue to primarily focus its operations in that industry segment; however, there has been interest in the Company's technology from other retail categories that may be pursued in the future.

The Company, through its own marketing efforts and that of its strategic partners, has begun to gain recognition in the quick service restaurant industry as to the value of its business intelligence software product. The quick service restaurant industry has over 100,000 franchise locations throughout the United States alone and we expect to present our product to many of the major franchisors in the coming year based on the success we have achieved.

However, the Company has incurred significant losses resulting in a stockholders' deficit exceeding $750,000 through June 30, 2005. The Company has addressed resulting liquidity issues through the issuance of convertible debentures that has raised a total of $450,000 in working capital, ($350,000 of which was raised subsequent to June 30, 2005). The Company has met with various institutional and individual investors for the purpose of raising additional capital. The Company will need additional financing and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock. If adequate funds are not available or not available on acceptable terms, it could have a materially adverse effect on the Company's financial condition and results of operations.

XFormity's Products

The Qube

The Qube is a web services platform intended for application development and multi-platform integration that is designed to work with a variety of software and hardware environments. Written in C#, the Qube is compliant with Microsoft .NET and uses industry eXtensible Markup Language Web service standards (SOAP, WSI, GXA) that enable software applications to interoperate, regardless of platform or programming language. Utilizing eXtensible Markup Language as the core communication medium, the Qube provides a platform that can readily be extended to deliver rapid, cost effective solutions for current and future needs of clients ranging from small/medium enterprises to Fortune 500 businesses.

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

QSRx

QSRx is a comprehensive business intelligence solution, based on the Qube, for monitoring and tracking the daily performance of retail businesses from the individual store to the total enterprise. The solution includes finance, operations, and labour modules that have been designed in collaboration with franchise leaders to provide the daily information needed to manage an enterprise. This daily information provides real time business intelligence in the form of actionable alerts, balanced scorecards and exception-based reporting delivered directly to computers, cell phones and hand-held devices. The system alerts management to performance variances with user-set performance thresholds. Current customers include franchisees of YUM Brands and Dominos.

BPx

BPx is an integration tool that allows QSRx data to be seamlessly imported into the customer's financial system at their home office. BPx financial offers automated integration with Microsoft Business Solutions-Great Plains ® and Best Software MAS 90® and MAS 200®. There are currently 5 customers that pay a 50% premium to the QSRx licensing rate for BPx. The high degree of customer satisfaction with BPx is leading to an aggressive campaign for rollout in calendar year 2006.

Other Revenue Opportunities

Both BPx and QSRx lend themselves to additional licensing and support revenue opportunities for the Company. In February 2005, it was announced that Choice Point and XFormity had signed an agreement whereby customers could access new employee background information at a fraction of the previous cost, and in a time frame that went from several days to 6 seconds. In addition, the Company has signed an agency agreement with New Edge Networks whereby XFormity customers could gain access to secure, high speed bandwidth for their stores and home office operations. Each of these opportunities represents incremental revenue with very limited cost associated with the initiatives.

XFormity's Competition

The Company's biggest competition in today's marketplace remains the existing methodologies of assembling and communicating store-level performance data. Many of the restaurant operators use internally-developed systems that lack the scope and flexibility of QSRx. Most Point of Sale and Back Office system providers have proprietary business intelligence tools; however, they are sold in conjunction with the main system only and do not offer alternative system integration.

XFormity's Marketing Strategy

The Company's market strategy has been to leverage existing customer relationships into new business opportunities. The Quick Serve Restaurant industry is highly fraternal, and there is open sharing of best practice management. Most XFormity customers have been gained through referrals. As a Managed Partner in the Microsoft Smarter Retail initiative, XFormity is frequently introduced to sales opportunities through the Microsoft Retail channel. The Company attends various industry trade shows, hosts user group meetings, and makes direct sales calls on targeted accounts. The Company will be expanding its marketing budget upon adequate capitalization.

XFormity's Intellectual Property

XFormity protects its Intellectual Property through copyright and trademarks. It has registered its key Internet URLs, including XFormity.com, and reviews these registrations on a regular basis to ensure that they remain current and in good standing.

Some of the limitations of Intellectual Property Protection are:
*

No assurance can be given that any patent will be issued or that the scope of any patent protection will exclude competitors or that any patent, if issued, will be held valid if subsequently challenged.

*

When we apply for registration of trademarks and registered domain names in an effort to protect them, we cannot be sure of the nature or extent of the protection afforded, since trademark registration does not assure any enforceable rights under many circumstances and there exists significant uncertainty surrounding legal protections of domain names.

*

There can be no assurance that any steps that we take in this regard will be adequate to deter misappropriation of our proprietary rights or independent third parties developing functionally equivalent products. Despite our precautions, unauthorized parties may attempt to engineer, reverse engineer, copy, or obtain and use our products or other information.

*

Although we believe that our products do not infringe on the intellectual property rights of others, there can be no assurance that an infringement claim will not be asserted against us in the future. The prosecution or defense of any intellectual property litigation can be extremely expensive and would place a material burden upon our working capital as noted in the Company's financials statements and accompanying notes included herein with reference to our defense against b-50.com's patent infringement suit.

XFormity's Customer Base

The bulk of last year's revenues were concentrated among Taco Bell franchisees. Five of those franchisees represented approximately 60% of total revenues and are also stockholders in the Company. The loss of these customers would have a material adverse effect on our business, financial condition and results of operations. However, the Company continues to maintain strong business relationships with these customers.

XFormity's Research and Development

During its first year of operation, XFM spent a significant amount of time in the development of the QSRx products as reflected in its limited revenues, high operational costs and its loss from operations. In succeeding years, XFM focused on the development of its "Back of the House" software program, initially known as "Everest" and respective refinements of its QSRx products per respective customer requests. The Everest project was put on hold effective December 2004 and may resume development in the near future. Research and development costs including indirect and administrative costs in 2004 and 2005 were $564,582 and $456,114, respectively.

Government Regulations and Environmental Laws

We do not expect that existing or probable governmental regulations will have a material effect on the business. We did not incur any separately identifiable costs to comply with environmental laws.

XFormity's Employees

We currently have seven employees located at our principal office in Dallas, Texas and one employee in Northbrook, Illinois.

Item 2. Description of Property.

We maintain our corporate headquarters in Dallas, Texas. Our offices consist of approximately 2,100 square feet, which we rent for $1,835 per month. The Company does not own any real estate. The Company sublets office space on a month-to-month basis from one of its stockholders in Northbrook, Illinois, for one employee. The rent, including all expenses and secretarial support, is $1,000 per month.

The Company believes that its facilities and equipment are adequately insured and are suitable and adequate for the business of the Company as presently conducted, but will require additional space and equipment to service the needs of XFM's business as it expands.

Item 3. Legal Proceedings.

XFormity, Inc is the defendant in a patent infringement suit filed March 15, 2004 captioned b-50.com, LLC v. XFormity, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Case. No. 3:04-CV-0542-B ECF (the "b-50 litigation "). B-50.com is seeking royalty damages and an injunction against XFormity, Inc. The Company believes the b-50 litigation is not well founded and is vigorously defending this position for several reasons: (1) there was no infringement of
b-50.com's patent by XFormity; (2) the patent issued to b-50 is invalid; and (3) the patent issued to b-50 is unenforceable. Of the common stock issued to the XFM stockholders, shares having a market value of $500,000 at the time of the indemnity agreement have been withheld in escrow to cover potential XFM litigation liabilities.

As of the date of this report, there are no other pending legal proceedings in which we or any of our officers, directors or affiliates is a party, and we are not aware of any threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the 3 months ended June 30, 2005.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Effective with the merger with XML-Global Technologies, Inc. and the name change to XFormity Technologies, Inc. on September 27, 2004; the Company's stock began trading on the OTC Electronic Bulletin Board under the symbol "XFMY". All share and per share information contained in this report has been adjusted to give effect to the reverse one-for-four split that became effective on September 27, 2004.

The following table sets forth the high and low prices for our common stock for each quarter since July 1, 2003. The prices presented below are bid and ask prices, which represented price between broker-dealers and does not include retail mark-ups and markdowns or any commission to the broker. The prices do not necessarily reflect actual transactions.
Common Stock
Quarter Ended	Low	High
September 30, 2003	$ 0.16	$ 0.32
December 31, 2003	$ 0.08	$ 0.24
March 31, 2004	$ 0.16	$ 0.56
June 30, 2004	$ 0.08	$ 0.44
September 30, 2004	$ 0.15	$ 0.51
December 31, 2004	$ 0.12	$ 0.40
March 31, 2005	$ 0.15	$ 0.39
June 30, 2005	$ 0.19	$ 0.28

On September 20, 2005, the bid and ask prices of our common stock as quoted on the Bulletin Board were $0.20 and $0.21, respectively. In addition, our common stock is subject to rules adopted by the Securities and Exchange Commission ("Commission") regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor, but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Holders

As of June 30, 2005, the Company had 92 stockholders of record. This does not include stockholders who held stock in accounts at broker-dealers.

Dividends

We have not declared or paid any cash dividends on our capital stock since inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	11,764,000	$0.26	1, 475,000

Equity compensation plans not approved by security holders	-0-	$0.00	-0-

Total	11,764,000	$0.26	1, 475,000

Included in the outstanding options and warrants are 11,739,000 warrants that expire on December 31, 2005. The other 25,000 options have a ten year life and were issued to a vendor for services in 2004.

Description of Securities

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock, par value $0.01, none of which has been issued.

Common Stock

The Company has authorized 125,000,000 shares of common stock, par value $0.0001 of which 35,911,672 were issued and outstanding as of June 30, 2005.

Unregistered Sales of Equity Securities

Convertible Debentures

In April, the Board of Directors of the Company approved a private placement of up to $1,000,000 of unsecured convertible debentures. The term of these debentures, and their maturity dates, are one year from date of issuance. The principal amount of the debentures accrues interest at the rate of 7% per annum. The interest will be payable at maturity. If the investor elects to receive cash in lieu of stock, that will be payable only at maturity. The debentures are convertible, at the option of the debt holder, at any time, into shares of the Company's common stock at a conversion price equal to the lesser of (i) 80% of the price per share of common stock or common stock equivalent paid by investors in the Company's next round of equity or debt financing consisting of at least $2,000,000 in cumulative gross proceeds, or (ii) $0.28 per share.

As of June 30, 2005, the Company has issued in exchange for cash $100,000 of the debentures and another $350,000 subsequent to that date. The Company has no assurance as to how much in additional subscriptions will be received in the private offering. Of the total issued through the filing date, $400,000 of these convertible debentures were issued to stockholders who are also customers of the Company and were part of the original investment group of XFM. The remaining $50,000 was issued to an individual stockholder who was also part of the original investment group. There were no discounts or commissions incurred on the sale of the debentures.

The debentures, which were taken for investment purposes and subject to appropriate restrictions on transfer, were sold without registration under the Securities Act of 1933, as amended, (the "Securities Act") in reliance upon the exemption contained in Section 4(2) of the Securities Act and Regulation D, Rule 506 thereunder.

Reverse Merger

In connection with the acquisition of XML by XFM that was consummated on September 27, 2004, we issued to the former stockholders of XFM an aggregate of 17,947,984 shares of common stock and warrants exercisable to purchase an additional 5,869,500 shares of common stock at an exercise price of $0.26 per share. The securities were issued to a total of 25 former XFM stockholders, 20 of which qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), and the other five of whom possessed the knowledge and experience in financial and business matters required under Rule 506(b)(2)(ii) of Regulation D. The securities were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements thereof contained in Section 4(2) and Regulation D, Rule 506 thereunder. The securities were all taken for investment and were subject to appropriate restrictions on transfer.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operation should be read in conjunction with our consolidated financial statements and accompanying notes thereto in Item 7 of this report.

Critical Accounting Policies and Procedures

The Company believes its critical accounting policies (see Note 1 to our consolidated financial statements) are revenue recognition and accounting for research and development expenses under accounting principles generally accepted in the United States and that they are adhered to in the accompanying consolidated financial statements.

Revenue Recognition

The Company contracts with clients for development and sale of business intelligence software products. Revenue derived from the sales of these products, which is billed on a monthly usage basis, is recognized in accordance with Statement of Position 97-2 (as amended), Software Revenue Recognition, over the term of the agreement or at specific acceptance points. The Company, in many instances, receives payments from some of its customers in advance of the month of actual usage of the software product. These funds are reflected as a deferred liability until the month of usage, or specific acceptance points, when they are recognized as earned revenue.

Software Development Costs

The Company capitalizes internally generated software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of software development costs begins when a product's technological feasibility is established. Costs incurred for research and development of products where technological feasibility has not yet been established are expensed as incurred. Costs eligible for capitalization have been immaterial for the periods presented.

In fiscal years 2003 and 2004, the Company entered into related agreements with seven of its customers ("consortium members") whereby the Company is to develop a "Back-of-the-House" software program. The terms of the agreements also included the issuance of common stock for cash totaling $700,000, certain consulting services to be provided through 2008 by the consortium members, and potential credits against future billings of the software program of $150,000 for each member, over a three-year period commencing when and if the program is successfully developed.  If the software program is not completed, one of the consortium members would be entitled to apply this credit against the Company's QSRx business intelligence billings over a four year period.  The agreements for the other six members do not provide for any form of repayment if development is not successful.

Development of the project was halted in December 2004.  The Company is not certain when or if development will be restarted and if the project will be completed.

The Company considers the agreements to represent a funded software development arrangement and has recorded a deferred credits liability of $100,000 to reflect the present value of its obligation to repay the one customer and additional paid-in capital of $600,000 representing the estimated fair market value of common stock issued to the other six members.  The Company has not recorded an asset for prepaid consulting services because its value was uncertain.  The Company's 2004 financial statements reflect the $700,000 received as a credit to its common stock and additional paid-in capital, but reclassified $100,000 to a deferred credit liability in fiscal 2005 upon clarification of the one member's arrangement.  The Company deems it immaterial to restate the prior year for this reclassification.

Accounts Receivable

Accounts receivable consist of amounts due to us from our normal business activities. XFormity contracts with its clients for the use of its software. Our strategic business partner provides the technical support and billing and collection of our trade customers who are invoiced in the month preceding the use of the service. Many of our customers remit payment for the subsequent month's services during the month billed for the use of the software and those customer's payments are held by the strategic business partner until ultimately being sent to the Company. Those collected funds are reflected as deferred revenue in our financial statements until the actual month of service at which time they are appropriately classified as revenue in the month earned. Accounts receivable thus include funds due from customers who have not paid for the monthly service provided in addition to the funds collected but not yet remitted by our strategic business partner at the end of a fiscal period.

Insurance

The Company carries comprehensive liability insurance on its assets both at its main office and at our data hosting service center. Mandatory worker compensation covers all of our employees and Directors and Officers Liability insurance is in force.

Results of Operations

Revenues. The Company contracts with its clients for development and sale of business intelligence software, primarily its QSRx software product that is billed on a monthly basis to its customers' respective franchise locations. For the year ended June 30, 2005, the Company generated $457,261 in revenues compared to $200,755 in the comparative period in the prior year. The increase in revenue in the current year is attributable to an increased number of customers in both our Taco Bell and Domino's franchisees and the additional revenue generated by the BPx financial product, billed on a monthly basis, within that existing customer base. The Company expects additional revenue growth with this product as we expand our customer base.

Cost of Revenues. The cost of revenue for the year ended June 30, 2005 consists primarily of personnel, related payroll costs and technical support provided to our customers. We began using SEI Information Technologies as our primary technical support provider back in March 2004. The full year's cost for technical support resulted in a $131,485 increase over the prior year, including the additional cost for franchisees added to our customer base. Other costs include travel, data hosting service and increased telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data. In February 2005, the Company agreed to support Domino's business intelligence system developed by an alternative vendor to XFormity and incurred obligations for fees and other costs relating to revenue generated by those accounts. XFormity began to mitigate those costs as it migrates the previous system onto its proprietary technology platform. All other increases are attributable to the Company's early stage of revenue development in the prior year and related minimal support for that revenue. The costs for the year ended June 30, 2005 were $476,987 compared to $160,154 in the prior year.

Research and Development. Research and development costs are charged to operations as incurred and consist primarily of personnel and related benefit costs. The costs for the year ended June 30, 2005 of $564,582 compared to $456,114 in the comparative period of the 2004 prior year primarily increased due to higher pay rates and additional personnel. The Company's research and development is part of the strategic plan to provide a complete enterprise system in the quick service restaurant market.

Marketing and Selling. The marketing and selling expenses incurred by the Company consist of marketing services provided by SEI Customer Care, Inc. for trade shows and direct selling expenses related to business development. The costs for the year ended June 30, 2005 were $117,763 compared to $16,256 in the 2004 prior year. The Company relied on its relationship with existing clients to expand its market share and incurred minimal costs in the prior year.

General and Administrative. Our general and administrative costs consist primarily of executive salaries and related benefits, professional fees for our general counsel, patent attorneys, and independent auditors, rent, expenses related to being a public company and other operating costs. The costs for the year ended June 30, 2005 were $1,469, 611 compared to $565,608 in the 2004 prior year. The prior year included an additional accrual of $150,000 for management to reflect unpaid prior compensation from 2003. The increases in the current year were primarily attributable to additional personnel and related costs of $48,000, professional fees for patent litigation and other legal and accounting matters of $788,361, insurance of $33,057, expenses relating to public company status of $6,044, a decrease in interest cost of $14,000 and an overall increase in operating costs resulting from the growth of the business. Prior year costs reflected fewer personnel, lower costs attributable to them and reduced operating expenses.

Net Loss. The net loss for the year ended June 30, 2005 was $2,167,272 or $0.06 per common share, compared with a net loss of $1,012,789 in 2004 or $0.07 per common share on weighted average common shares outstanding of 34,625,011 and 13,827,127 respectively. The increase in the net loss was primarily the result of litigation costs in defending the patent infringement suit, additional technical support costs attributable to new customers and a franchisor, expanded research and development costs to develop and integrate the potential market for business intelligence in the quick service restaurant industry, additional executive and technical personnel at higher costs and their related fringe benefits, professional fees attributable to the acquisition and expanded costs required to operate the business.

Liquidity and Capital Resources

The Company has incurred operating losses and negative cash flows from operations in each quarter since it commenced operations. As of June 30 2005, there was an accumulated deficit of $3,752,279 and its cash position was $120,767. The current cash position was acquired primarily through the acquisition of XML-Global Technologies, Inc., a public shell corporation, that had previously sold its technology and was looking to acquire a company or be acquired. XFM received additional advances of $970,818 prior to the consummation and net cash of $1,226,854 upon completion of the acquisition. After the acquisition, XFormity, Inc. retired various debts due its former stockholders in the amount of $529,666 and used the balance of the funds as working capital for the operation of its business. The Company does not expect to generate operating earnings in the current year until it achieves a customer base and related revenues necessary to cover its operational costs.

During the year, management, after review of the current operational costs of the Company, and based on current revenues, waived the provisions of their employment contracts, and along with several other employees, accepted payroll reductions between 17%-25% effective January 1, 2005. This, along with other cost cutting measures, represented an approximate annual savings of $250,000.

However, due to the less than expected growth of new customers in the past year and the high cost of defending the patent infringement suit filed by a competitor, the Company has not achieved operating profitability or positive cash flow. The status of the lawsuit will have a direct effect on the Company's ability to raise capital as investors have stated that is a significant factor in their decision to invest in the Company.

Because of the viability of XFormity's QSRx business intelligence program, the Company continues to pursue business opportunities that if successful would, in the opinion of management, render the Company viable. There can be no assurance that these opportunities will result in agreements or profits.

In February 2005, the Company entered into an exclusive agreement to extend QSRx into Dominos' 6,000 pizza franchise community. Dominos has mandated implementation to all of the individual franchisees by 2007. This program commenced in August 2005 and the Company believes it will begin to capture a significant share of this market in fiscals 2006 and 2007.

In April 2005, the Board of Directors of the Company approved a private placement of up to $1,000,000 of unsecured convertible debentures. Although there can be no assurance how much in subscriptions will be received in the private offering, nor how much additional capital will be raised, the Company received $100,000 by the end of June 2005 and has received an additional $350,000 as of the date of this filing, all from existing stockholders. The Company will need additional financing and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company.

The Company has been reviewing capitalization alternatives, including various debt and equity instruments. The Company is in ongoing discussions with venture capital firms, investment banks, and individual investors that have expressed interest in the Company. The Company intends to raise not less than $1,500,000 and not more than $5,000,000 in new capital over the next 12 months. The use of funds includes operating capital for general corporate purposes, expansion of the sales, marketing and software development staff, and a strengthened balance sheet. If additional funds are raised by the issuance of debt or equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of holders of the common stock. If adequate funds are not available or not available on acceptable terms, it could have a materially adverse effect on the Company's financial condition and results of operations.

In fiscal years 2003 and 2004, the Company entered into related agreements with seven of its customers ("consortium members") whereby the Company is to develop a "Back-of-the-House" software program. The terms of the agreements also included the issuance of common stock for cash totaling $700,000, certain consulting services to be provided through 2008 by the consortium members, and potential credits against future billings of the software program of $150,000 for each member, over a three-year period commencing when and if the program is successfully developed.  If the software program is not completed, one of the consortium members would be entitled to apply this credit against the Company's QSRx business intelligence billings over a four year period.  The agreements for the other six members do not provide for any form of repayment if development is not successful.

Development of the project was halted in December 2004.  The Company is not certain when or if development will be restarted and if the project will be completed.

The Company considers the agreements to represent a funded software development arrangement and has recorded a deferred credits liability of $100,000 to reflect the present value of its obligation to repay the one customer and paid in capital of $600,000 representing the estimated fair market value of common stock issued to the other six members.  The Company has not recorded an asset for prepaid consulting services because its value was uncertain.  The Company's 2004 financial statements reflect the $700,000 received as a credit to its common stock and additional paid-in capital, but reclassified $100,000 to a deferred credit liability in fiscal 2005 upon clarification of the one member's arrangement.  The Company deems it immaterial to restate the prior year for this reclassification.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7. Financial Statements.

       The following financial statements are filed as part of this report:
1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of June 30, 2005 and 2004

3.	Consolidated Statements of Operations for the Years Ended June 30, 2005 and 2004

4.	Consolidated Statements of Stockholders' Deficit for the Years Ended June 30, 2005 and 2004

5.	Consolidated Statements of Cash Flows for the Years Ended June 30, 2005 and 2004

6.	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
XFormity Technologies, Inc.

We have audited the accompanying consolidated balance sheets of XFormity Technologies, Inc. and Subsidiaries (formerly XML-Global Technologies, Inc.) as of June 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financials statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XFormity Technologies, Inc. and Subsidiaries as of June 30, 2005 and 2004 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note. 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
October 7, 2005

XFormity Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
	June 30, 2005	June 30, 2004
Assets
Current Assets
Cash and cash equivalents	$ 120,767	$ 39,953
Accounts receivable	54,746	6,680
Prepaid expenses	13,265	-
Other current assets	1,069	-
Total current assets	189,847	46,633
Property and equipment, net	59,908	36,117
Other assets	3,800	8,633
Total Assets	$ 253,555	$ 91,383

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$ 749,270	$ 99,412
Accrued expenses	32,923	63,400
Deferred revenue	28,298	-
Convertible debentures	100,000	-
Due to XML- Global Technologies, Inc.	-	186,762
Due to stockholders	-	529,666
Total Current Liabilities	910,491	879,240
Deferred credits	100,000	-
Total liabilities	1,010,491	879,240

Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at June 30, 2005 and 2004	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 35,911,672 and 17,947,984 shares issued and outstanding at June 30, 2005 and 2004	3,591	1,795
Additional paid-in capital	2,991,752	840,355
Subscription receivable	-	(45,000)
Accumulated deficit	(3,752,279)	(1,585,007)
Total Stockholders' Equity (Deficit)	(756,936)	(787,857)
Total Liabilities and Stockholders' Equity (Deficit)	$ 253,555	$ 91,383

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiaries
Consolidated Statement of Operations

	Year Ended June 30,
	2005	2004

Revenue	$ 457,261	$ 200,755
Cost of revenue	476,987	160,154
Research and development	564,582	456,114
Marketing and selling	117,763	16,256
General and administrative	1,469,611	565,608
Total operating expenses	2,628,943	1,198,132
Loss from operations	(2,171,682)	(997,377)
Interest income (expense), net	4,410	(15,412)
Loss before provision for income taxes	(2,167,272)	(1,012,789)
Provision for income taxes	-	-
Net loss	$ (2,167,272)	$ (1,012,789)

Net loss per share - basic	$ (0.06)	$ (0.07)

Weighted average number of shares - basic	34,625,011	13,827,127

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
Years Ended June 30, 2005 and 2004
	Common Stock
	Issued and Outstanding Shares	Stated Amount	Additional Paid-in Capital	Subscriptions Receivable	Accumulated Deficit	Total
Balance July 1, 2003	655,664	$ 6,556	$ 94,444	$ (23,100)	$ (572,218)	$ (494,318)
Collections of stock subscriptions				23,100		23,100
Sales of common stock	267,336	2,674	597,326	(45,000)		555,000
Issuance of common stock upon conversion of note payable	77,000	770	140,380			141,150
Net (Loss)					(1,012,789)	(1,012,789)
	1,000,000	10,000	832,150	(45,000)	(1,585,007)	(787,857)
Changes to prior year presentation to reflect recapitalization: Elimination of outstanding XFormity, Inc. shares Outstanding XML-Global Technologies, Inc. shares at June 30, 2004	(1,000,000) 17, 947,984	(10,000) 1,795	10,000 (1,795)			- -
Balance June 30, 2004	17,947,984	1,795	840,355	(45,000)	(1,585,007)	(787,857)
Collections of stock subscriptions				45,000		45,000
Recapitalization:
Acquisition of public shell			2,315,800			2,315,800
Issuance of shares to XFormity, Inc.'s stockholders	17,947,984	1,795	(1,795)
Less issuance costs			(62,607)			(62,607)
Issuance of common stock for exercise of stock options	15,704	1	(1)			-
Deferred credits included in sales of common stock in 2004			(100,000)			(100,000)
Net loss					(2,167,272)	(2,167,272)
Balance, June 30, 2005	35,911,672	$ 3,591	$ 2,991,752	$ -	$ (3,752,279)	$ (756,936)

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
	Year Ended June 30,
	2005	2004
Operating activities:
Net loss	$ (2,167,272)	$ (1,012,789)
Depreciation	24,006	17,343
Changes in (net of effects from acquisition of XML-Global Technologies, Inc):
Accounts receivable	(48,066)	(6,680)
Prepaid expenses	(3,818)	(6,533)
Other assets	37,213	-
Accounts payable	483,313	90,093
Accrued expenses	(38,068)	28,400
Deferred revenue	28,298	-

Net cash used in operating activities	(1,684,394)	(890,166)

Investing activities:
Cash proceeds received upon acquisition of XML-Global Technologies, Inc.	1,226,853	-
Purchase of property and equipment	(47,797)	(20,202)
Net cash provided by (used in) investing activities	1,179,056	(20,202)

Financing activities:
Proceeds (retirement) of stockholders' loans	(529,666)	172,490
Issuance of convertible debentures	100,000	-
Collection of subscriptions receivable for issuance of common stock	45,000	578,100
Advances from XML-Global Technologies, Inc.	970,818	186,762
Net cash provided by financing activities	586,152	937,352
Increase in cash and cash equivalents	80,814	26,984
Cash and cash equivalents, beginning of period	39,953	12,969
Cash and cash equivalents, end of period	$ 120,767	$ 39,953

Supplemental disclosure of cash flow information:
Interest paid	$ 249	$ 15,412
Supplemental disclosure of non-cash financing and investing activities:
Acquisition legal fees payable, charged to additional paid-in capital	$ 62,607	$ -
Notes payable converted to common stock	$ -	$ 141,150
Deferred credits converted from additional paid-in capital	$ 100,000	$ -
Net assets received (liabilities assumed) upon acquisition of XML-Global Technologies, Inc:
Other accounts receivable	$ 33,449
Advances due from XFormity, Inc.	1,157,580
Prepaid expenses	9,447
Accounts payable	(103,938)
Accrued expenses	(7,591)
	$ 1,088,947

The accompanying notes are an integral part of these consolidated financial statements.\

XFormity Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005

Note 1 - Organization, Nature of Business and Significant Accounting Policies

Organization and Nature of Business

The reporting entity in these financial statements is XFormity Technologies, Inc. (a Colorado Corporation) (the Company) formerly known as XML-Global Technologies, Inc. (XML). In June 2004, XML signed a letter of intent and then in August 2004 entered into an agreement and plan of merger with XFormity, Inc. (a Texas Corporation) ("XFM"). Under the merger agreement, completed on September 27, 2004, XFM became a wholly-owned subsidiary of XML and stockholders of XFM received 17,947,984 shares of common stock and 5,869,500 warrants exercisable at $0.26 per share representing 50 percent of the issued and outstanding shares and warrants of XML. In conjunction with this transaction, XML, the surviving legal entity, changed its name to XFormity Technologies, Inc. ("XFormity" or the "Company") and effected a reverse one-for-four stock split, which has been reflected retroactively in the financial statements presented. All share and per share information contained in this report has been adjusted to give effect to the reverse split.

XFM, based in Dallas, Texas and incorporated as a private enterprise in June 2002, designs and implements business intelligence software for large and mid-size companies, with a focus in the quick service restaurant industry. The quick service restaurant industry may be defined as restaurants that serve "fast food" ordered and delivered reasonably quickly either at walk-in counters or drive-through facilities. XFM, along with a strategic partner, is able to rapidly roll out flexible, extensible solutions to help their clients streamline the flow of business information. XFM currently provides its QSRx business intelligence and BPx financials software products to an existing customer base approximating over 1,000 individual franchisee stores. A strategic partner provides primary technical support for all of these customers along with billing and collection services. The Company continues to pursue business opportunities that if successful would, in the opinion of management, render the Company viable. There can be no assurance that these opportunities will result in agreements or profits.

All of the Company's operations during the reporting periods were conducted within the quick service restaurant industry and the Company expects to continue to primarily focus its operations in that industry segment; however, there has been interest in the Company's technology from other retail categories that may be pursued in the future.

The Company has incurred significant losses resulting in a stockholders' deficit exceeding $750,000 at June 30, 2005. The Company has addressed resulting liquidity issues through the issuance of convertible debentures that has raised a total of $450,000 in working capital, ($350,000 of which was raised subsequent to June 30, 2005). The Company has met with various institutional and individual investors for the purpose of raising additional capital. The Company will need additional financing and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock. If adequate funds are not available or not available on acceptable terms, it could have a materially adverse effect on the Company's financial condition and results of operations.

Significant Accounting Policies

Financial Statements

The consolidated 2005 financial statements include the full year of operations of XFM and only those of XML subsequent to September 27, 2004, the date of the merger. The 2004 financial statements include only the accounts and activities of XFM. Based upon the terms of the merger agreement, for financial reporting and accounting purposes the acquisition has been accounted for as a reverse acquisition whereby XFM is deemed to have acquired XML. However, XML is the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax filing purposes. Since XML was a non-operating shell company and XFM was a private operating company, the transaction has been recorded as the issuance of stock for the net monetary assets of XML accompanied by a recapitalization, and no goodwill or other intangible assets were recorded.

Principles of Consolidation

The consolidated financial statements include the accounts of XFormity Technologies, Inc. and its wholly-owned operating subsidiary, XFM. The Company also has one other U.S subsidiary that, due to the uncertainty of realizing any value on this investment, a reserve allowance was effected to properly reflect its nominal carrying value. All other Canadian and U.S. subsidiaries previously owned by XML have been liquidated or merged into XML. All material inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents include cash on deposit with banks and money market funds.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. The Company maintains its cash balances in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk on cash. All trade accounts receivable are also deemed collectible and as such, the Company is not exposed to any significant credit risk.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses, deferred credits and convertible debentures reported on the balance sheet are estimated by management to approximate fair value.

Revenue Recognition

The Company contracts with clients for development and sale of business intelligence software products. Revenue derived from the sales of these products, that is billed on a monthly usage basis, is recognized in accordance with Statement of Position 97-2 (as amended), Software Revenue Recognition, over the term of the agreement or at specific acceptance points. The Company, in many instances, receives payments from some of its customers in advance of the month of actual usage of the software product. These funds are reflected as a deferred liability until the month of usage, or specific acceptance points, when they are recognized as earned revenue.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over a 5 year estimated useful life of the assets.

Software Development Costs

The Company capitalizes internally generated software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No.86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of software development costs begins when a product's technological feasibility is established. Costs incurred for research and development of products where technological feasibility has not yet been established are expensed as incurred. Research and development expense was $584,582 and $456,114 for 2005 and 2004, respectively.

Amortization of capitalized software development costs begins when the product is available for sale, and is amortized on a product-by-product basis. The annual amortization amount is the greater of (a) the straight line method over the remaining estimated economic life of the product or (b) the ratio of the product's current gross revenue to its total current and anticipated future gross revenue. Costs eligible for capitalization have been immaterial for the periods presented.

In fiscal years 2003 and 2004, the Company entered into agreements with seven of its customers ("consortium members") whereby the Company is to develop a "Back-of-the-House" software program. The terms of the related agreements also included the issuance of common stock for cash totaling $700,000, certain consulting services to be provided through 2008 by the consortium members, and potential credits against future billings of the software program of $150,000 for each member, over a three-year period commencing when and if the program is successfully developed.  If the software program is not completed, one of the consortium members would be entitled to apply this credit against the Company's QSRx business intelligence billings over a four year period.  The agreements for the other six members do not provide for any form of repayment if development is not successful. Development of the project was halted in December 2004.  The Company is not certain when or if development will be restarted and if the project will be completed.

The Company considers the agreements to represent a funded software development arrangement under Statement of Position 97-2.  Pursuant to Statement of Financial Accounting Standards No. 68 (As Amended), Research and Development Arrangements, the Company has recorded a deferred credits liability of $100,000 to reflect the present value of its obligation to repay the one customer and paid in capital of $600,000 representing the estimated fair market value of common stock issued to the other six members.  The Company has not recorded an asset for prepaid consulting services because its value was uncertain.  The Company's 2004 financial statements reflect the $700,000 received as a credit to its common stock and additional paid-in capital, but reclassified $100,000 to a deferred credit liability in fiscal 2005 upon clarification of the one member's arrangement. The Company deems it immaterial to restate the prior year for this reclassification.

New Accounting Standards

The Financial Accounting Standards Board (FASB) has issued Interpretation No. 46 (FIN-46R) (Revised December 2003), "Consolidation of Variable Interest Entities: an Interpretation of Accounting Research Bulletin No. 51" (FIN 46).  FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of its expected residual returns.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2004 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2004.  The adoption of FIN 46 did not have a material effect on the Company's financial statements and related disclosures because it does not have any variable interest entity relationships.

In April 2003, FASB issued Statement of Accounting Financial Standards (SFAS) 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."  The changes in SFAS 149 improve financial reporting by requiring that contracts with similar characteristics be accounted for similarly.  SFAS 149 is effective, with some exceptions, for contracts entered into or modified after June 30, 2003.  Effective July 1, 2003 the Company adopted SFAS 149 which did not have a material impact on its financial position or results of operations because the Company does not use derivative instruments.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150").  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted SFAS 150, and there was no material impact on its financial position, results of operations, or cash flows.

In October 2004, the FASB ratified the consensus reached in Emerging Issue Task Force (EITF) Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment (SFAS No, 123R)," effective as of the first interim or annual reporting period that begins after June 15, 2005.  SFAS No. 123 R requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  The Company is currently evaluating the impact of the revised rule on the Company's results of operations and financial position.

Income Taxes

The Company accounts for income taxes in accordance with the SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expect to be realized.

Note 2 Accounts Receivable

The Company contracts with its clients for the sale and usage of its business intelligence and financial software products. The Company's strategic business partner provides the technical support and billing and collection of its trade customers, which are invoiced in the month preceding the use of the service. Many of the Company's customers remit payment for the subsequent month's service during the month billed for the use of the software and those customers payments are held by the strategic business partner until they are sent to the Company. Those funds collected are recorded as deferred revenue until the actual month of service at which time they are appropriately recognized as revenue in the month earned. Accounts receivable thus include funds due from customers who have not paid for the monthly service provided in addition to the funds collected but not yet remitted by the strategic business partner at the end of a fiscal period. Due to the high collectability factor either by prepayment or within 30 days of usage, and the Company's experience with uncollectible accounts, management deems that no allowance for doubtful accounts is necessary.

During the fiscal years 2005 and 2004, over 47% and 55% of the Company's revenues, $208,817 and $110,350, respectively, were generated from four customers. These customers are also stockholders of the Company.

Note 3 Prepaid expenses

Prepaid expenses represent the unexpired portion of the Company's directors and officers' liability and comprehensive general liability insurance.

Note 4 Property and Equipment

Property and equipment consisted of the following:
	2005	2005
Computer and related equipment	$ 98,542	$ 50,745
Furniture and fixtures	11,029	11,029
	109,571	61,774
Accumulated depreciation	(49,663)	(25,657)
	$ 59,908	$ 36,117

Note 5 Other Assets

Other assets consist of deposits required by the lease on the Company's office space in Dallas, Texas and its telecommunications systems used in its operations.

Note 6 Account Payable

Accounts payable represents balances due to trade creditors and fees for professional services incurred for legal and accounting issues. Approximately $659,000 included in the June 30, 2005 balance is for legal fees incurred in the defense of the patent infringement suit filed by a competitor in the QSR industry.

Note 7 Accrued Expenses

Included in accrued expenses for 2005 are XFM's unpaid portion of its 401(K) obligation in the amount of $24,163 and other miscellaneous accruals. Under the terms of the plan, begun as of September 2004, mandatory contributions are required by the employer for 3% of the employees pay during the plan year. The amounts in the plan are fully vested with the employees. Accrued expenses for 2004 included accrued payroll and related expenses of $63,400.

Note 8 Stockholder Loans

During 2003 and 2004, the Company received funds from the founders of the Company and related parties in exchange for notes and common stock. In addition, certain note balances included amounts representing salaries accrued but not paid to various employees who are also stockholders. Certain notes payable matured during fiscal 2004 at which time portions of the principal totaling $141,150 were converted to additional paid-in capital. Terms of the merger agreement required $500,000 to be contributed by XML and $29,666 to be taken from operations to retire the remaining XFM stockholder loans of $529,666.

The stated interest rates on the notes ranged from 5 % to 8%. During fiscal years 2005 and 2004, the Company paid interest expense of $249 and $15,412, respectively, on the loan from a major stockholder. The other respective stockholders waived interest on the other stockholder loans in fiscal 2004.

Note 9 Convertible Debentures

In April 2005, the Board of Directors of the Company approved a private placement of unsecured convertible debentures of up to $1,000,000. The term of these debentures, and their maturity date, is one year from date of issuance. The principal amount of the debentures accrues interest at the rate of 7% per annum. The interest will be payable in cash at maturity. If the debt holder elects to receive cash in lieu of stock, that will be payable at maturity. The debentures are convertible, at the option of the debt holder, at any time, into shares of the Company's common stock at a conversion price equal to the lesser of (i) 80% of the price per share of common stock or common stock equivalent paid by investors in the Company's next round of equity or debt financing consisting of at least $2,000,000 in cumulative gross proceeds, or (ii) $0.28 per share.

As of June 30, 2005, the Company has issued in exchange for cash, $100,000 of the debentures, and another $350,000 subsequent to that date. Under the parameters of Emerging Issues Task Force 00-27, none of these issuances to date have any embedded beneficial conversion features on their respective commitment dates. The Company has no assurance as to how much in additional subscriptions will be received in the private offering. Of the total issued through September 2005, $400,000 of these convertible debentures was issued to stockholders who are also customers of the Company and were part of the original investment group of XFM. The remaining $50,000 was issued to an individual stockholder who was also part of the original investment group. There were no discounts or commissions incurred on the sale of the debentures.

Note 10 Due to XML-Global Technologies, Inc.

As of June 30, 2004, XFM was obligated to XML in the amount of $186,762. XFM increased its borrowings from XML to $1,157,580 through the date of the merger between the two companies. These notes bearing interest at 8% were unsecured and, under the terms of the merger agreement, were converted to an inter-company payable upon completion of the merger. Inter-company accounts are eliminated in consolidation and the inter-company payable therefore is not reflected on the June 30, 2005 consolidated balance sheet. The Company filed a lien on all of the intellectual and physical assets of XFM.

Note 11 Income Taxes

The Company and XFM filed separate tax returns on a fiscal June 30th and calendar year basis, respectively, prior to the merger transaction and will file a consolidated return under the accrual method of accounting for the fiscal year ended June 30, 2005 that will include transactions of XML for the period July 1, 2004 through September 27, 2004, the merger date, Both companies are C corporations under the Internal Revenue Code, pursuant to which federal and state income taxes are to be paid at the corporate level rather than as obligations of the individual stockholders.

At June 30, 2005, the Company had XFM net operating loss carry-forwards totaling approximately $3,500,000 that begin to expire in 2022. They also had net operating loss carry-forwards from XML approximating another $12,000,000 that begin to expire in 2018. The carry-forward losses from both companies before the merger will be severely limited by the parameters of Code Section 382 of the Internal Revenue Code and is not considered as a deferred asset. The Company's current year taxable loss of approximately $2,150,000 created a deferred tax benefit arising from that loss of approximately $715,000, and was fully reserved by a valuation allowance. The prior year's deferred tax benefit is significantly eliminated by the provisions of Code Section 382 of the Internal Revenue Code and is not included in the current year's tax asset. The difference between the Company's financial statement loss and tax loss is primarily expenses not deductible for tax purposes. The current year's tax loss will be carried forward until 2022 and fully deductible against future earnings. However, no tax benefit, either from the prior year's or current year's losses has been reported in the June 30, 2005 and 2004 financial statements because utilization of the carry-forward is uncertain. The deferred tax asset at June 30, 2005 and 2004 is as follows:
Balance Sheet at June 30,	2005	2004
Deferred tax asset arising from Net Operating Loss Carry-forwards	$ 715,000	$ 280,000
Valuation allowance	(715,000)	(280,000)
Net deferred tax asset	$ -	$ -

Note 12 Stockholders' Equity

In fiscal year 2005, under the merger agreement completed on September 27, 2004, XFM became a wholly-owned subsidiary of XML. Stockholders of XFM received 17,947,984 shares of common stock and 5,869,500 warrants exercisable at $0.26 per share representing 50 percent of the issued and outstanding shares and warrants of XML in exchange for all 1,000,000 XFM shares then outstanding. As discussed under Note 1, Significant Accounting Policies, the acquisition has been accounted for as a reverse acquisition whereby XFM is deemed to have acquired XML. Accordingly, while the number of shares of common stock reflects all shares issued and outstanding, the amount recorded for additional paid-in capital includes the value of XML's net assets as of September 27, 2004, the date of the merger.

During fiscal 2004, XML granted to a stockholder, as part of an agreement for capital contributions to XML, warrants expiring on December 31, 2005 for the right to purchase 5,869,500 shares of XML's common stock. As part of the merger agreement with XFM, the Company issued an equal number of warrants to the stockholders of XFM under the same terms and conditions as previously granted. As of June 30, 2005, there are 11,739,000 warrants outstanding, expiring on December 31, 2005, to purchase the Company's common stock at $0.26 per share.

In January 2005, a former director exercised 50,000 options pursuant to a cashless exercise and received 15,704 shares of common stock. The Company reflected this as an issuance of common stock and a reduction of its additional paid-in capital at the par value of the shares issued.

Note 13 Loss per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. For the years ended June 30, 2005 and 2004, the fully diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of options and warrants would be anti-dilutive.

Net loss per share has been computed using the following weighted average number of shares:
	June 30, 2005	June 30, 2004
Shares issued and outstanding	35,911,672	17,947,984
Shares potentially issuable (fully diluted)	47,675,672	23,817,484
Weighted average number of shares outstanding (basic)	34,625,011	13,827,127
Weighted average number of shares outstanding (fully diluted)	45,970,909	23,817,484

Note 14 Stock Compensation

The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options issued to employees (intrinsic value) and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Although there were no options issued during this period, 15,704 shares of common stock were issued to a former director through a cashless exercise of 50,000 options valued at the difference between the exercise price and the closing market price on the date of exercise of the Company's common stock. No compensation expense was recorded under SFAS 123; therefore, no pro-forma disclosures are made.

Note 15 1999 Equity Incentive Plan

On October 19, 1999, the Company adopted the 1999 Equity Incentive Plan to provide incentives to employees, directors and consultants. At the Company's annual general meeting, held May 14, 2001, the stockholders approved an increase in the number of options reserved under the Plan from 1,000,000 to a total of 1,500,000 shares of common stock for issuance with the maximum term of options being ten years. On November 13, 2003, the Company's stockholders approved an increase in the number of shares issuable under the Plan, but the increase has not yet been implemented. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. All options granted to date have a ten-year term.
	2005
	Number of Options	Weighted Average Exercise Price

Options outstanding at June 30, 2004	106,250	$ 0.26
Granted	-	-
Exercised	(50,000)	$ 0.26
Forfeited	(31,250)	$ 0.26
Options outstanding and exercisable at June 30, 2005	25,000	$ 0.26

As discussed previously, a former director exercised 50,000 options.

Note 16 Related Party Transactions

Customers, who are also stockholders in the Company, generated revenues approximating $261,000 and $183,000 in fiscal years 2005 and 2004, respectively. Owners from two of those respective customers serve as members of the Board of Directors and the Audit Committee. A senior executive of SEI Information Technology, the company that provides the Company's customers with primary technical support and that received payments approximating $130,000 during fiscal year 2005, also serves as a member of the Board of Directors.

Note 17 Lease Commitments

As of June 30, 2005, the Company is obligated under the terms of an operating lease agreement for space at its Dallas location through September 2005 in the aggregate amount of $5,400 and is not responsible for any operating costs attributable to the property. There are no significant renewal or purchase options. The Company currently intends to relocate its offices in the Dallas area to provide for necessary expansion when necessary and will be on a month-to-month basis with the landlord after the effective date of termination. In the fiscal years ended June 30, 2005 and 2004, the Company paid or accrued rent of $12,000 and $4,000, respectively, to a company controlled by a significant stockholder of the Company. The rent included administrative services provided to the Company. Rent expense for the fiscal years ended June 30, 2005 and 2004 was $32,295 and $26,400, respectively.

Note 18 Contingencies

A competitor has claimed in a civil action that the Company has infringed on its patent. The Company's counsel and management believe there is no basis for this infringement claim and is vigorously defending the matter.

Under agreements entered into with seven of its customers, (see Note 1 under Software Development Costs) the Company agreed to issue future licensing credits in the aggregate amount of $350,000 per year over a three year period toward future billings of a software program when and if the project is completed. The Company halted development in 2004 and is currently in discussion with those customers to determine the continuation of this project.

Effective August 9, 2004, our Audit Committee dismissed Berkovits, Lago & Company, LLP as independent auditors of XML-Global Technologies, Inc. The dismissal was ratified by our Board of Directors. Berkovits, Lago & Company, LLP issued an audit report on our financial statements as of and for the year ended June 30, 2003, which included an explanatory paragraph concerning the Company's ability to continue as a going concern. In the period from Berkovits, Lago & Company, LLP's appointment on September 22, 2003 until August 9, 2004 (the date of dismissal), there were no disagreements with Berkovits, Lago & Company, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Berkovits, Lago & Company, LLP, would have caused Berkovits, Lago & Company, LLP to make reference to the matter in its report of the financial statements; and there were no reportable events as defined in Item 304(a) (1) (iv) (B) of Regulation S-B.

Effective August 9, 2004, the Company's Audit Committee approved the appointment of Altschuler, Melvoin and Glasser, LLP to serve as the Company's independent accountant to audit the Company's financial statements. Prior to its engagement as the Company's independent accountant, the Company had not consulted Altschuler, Melvoin and Glasser, LLP with respect to the application of accounting principles to specific transactions or the type of audit opinion that might be rendered on the Company's financial statements. The engagement of Altschuler, Melvoin and Glasser, LLP was effective on June 9, 2004.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As of September 12, 2005, the Audit Committee approved the appointment of Altschuler, Melvoin and Glasser LLP to serve as the Company's independent accountant to audit the financials statements for the year ended June 30, 2005. Other than the going concern issue related to the consolidated financial statements for the fiscal year ended June 30, 2005 as mentioned in the Independent Auditors' Report, there has been no adverse opinion or disclaimer of opinion, or modification due to uncertainty, audit scope or accounting principles.

Audit Committee Report

The Audit Committee has reviewed and discussed the audited financial statements with management and with Altschuler, Melvoin and Glasser LLP and the matters required to be discussed by SAS 61. The Audit Committee has received the written disclosures and the letter from Altschuler, Melvoin and Glasser LLP required by Independence Standards Board Standard No. 1 and has discussed with them their independence. Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report of Form 10-KSB for the fiscal year ended June 30, 2005 for filing with the Commission.

Members of the Audit Committee are Mr. Michael Shahsavari, Chairman, and Mr. Shawn Taylor.

Item 8A.   Control and Procedures

Mark Haugejorde, Chief Executive Officer, and Jack Rabin, Chief Financial Officer, of XFormity Technologies, Inc., have established and currently maintain disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

Our Chief Executive Officer and Chief Financial Officer conducted an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report and have concluded, based on their evaluation within 90 days of the filing of this Report, (a) that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934 and (b) there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Part III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act.

Our executive officers, key employees and outside Directors during fiscal 2005 year with their respective ages, positions and term are set forth below:

Name	Age	Position	Term
Mark Haugejorde	49	Chairman of the Board, Chief Executive Officer, President and Director	From September 28, 2004 through present day
Jack Rabin	65	Chief Financial Officer and Director	Director from March 2004 through present day, CFO from September 28, 2004 through present day
Sergio Nesti	40	Director	From September 28, 2004 through April 19, 2005
Michael Shahsavari	56	Director and Chairman of the Audit Committee	From October 7, 2004 through present day
Shawn Taylor	45	Director and member of the Audit Committee	From October 7, 2004 through present day
Paul Dwyer	45	Director	From October 7, 2004 through present day
Chris Ball	40	Chief Operating Officer	From September 28, 2004 through present day
C. Drew Seale	37	Chief Technical Officer	From September 28, 2004 through present day
Sheldon Drobny	59	Chairman of the Board, Chief Executive Officer, President and Director	From March 2, 2004 through September 28, 2004

Our directors are each elected for a term of one year and serve until their qualified successor has been elected. Each is elected at each annual meeting of our stockholders. None of the independent directors received any compensation other than reimbursement of any expenses for attending the respective board meetings.

No family relationship exists between any of our directors or executive officers.

Listed below is biographical information for each of the directors, executive officers and persons of control including their principal occupation and other business affiliations.

Mark Haugejorde, 49, is currently Chief Executive Officer for the Company, a position he has held since September 2004. Prior to the merger with XML, Mr. Haugejorde served as the Chief Executive Officer of XFormity, Inc. from March 2002 through September 2004. From August 1998 to February 2002, Mr. Haugejorde was Chairman of the Board of Directors of VertaPort, Inc., a software company engaged in the development and licensing of integration technology for the golf industry. Mr. Haugejorde attended the University of Houston from 1974 to 1978.

Jack Rabin, 65, has been our Chief Financial Officer since July 2004 and a director since March 2004. He was also Chief Financial Officer of Paradigm Group II, LLC since its inception in 2000 until June 30, 2004. Previously he served as Chief Financial Officer of a major national underwriting firm from 1998 to 2000 and controller of the Illinois Superconductor Corp. from 1993 to 1998. He received a BS degree in business administration from Roosevelt University in 1961 and has a CPA certificate from the University of Illinois.

Sergio Nesti, 40, had been a director until April 2005 when he resigned for personal reasons.

Michael Shahsavari, 56, has worked in the restaurant industry for the past 25 years as an owner and Chief Financial Officer of franchisees for major brands such as Taco Bell and Pizza Hut. In total, the companies with which Mr. Shahsavari is affiliated employ over 1800 people. Mr. Shahsavari received a Bachelor of Arts in accounting from the London School of Accountancy and is a Fellow member of the Institute of Chartered Accountants in England & Wales and is the Chairman of the Audit Committee.

Shawn Taylor, 45, is currently President, Chief Executive Officer and owner of Family EATS, Inc., a Taco Bell franchisee with 28 stores and over 500 employees. Mr. Taylor has been involved in Family EATS, Inc. since 1996. From 1982 to 1987 and from 1991 to 1996, Mr. Taylor was a Manager of Business Consulting for Arthur Andersen & Co., LLP. Mr. Taylor holds a Bachelor of Science Degree (BS) in Accounting from Purdue University and also serves on the Company's Audit Committee.

Paul Dwyer, 45, is currently President of Commercial Operations for SEI Information Technology, where he has overseen marketing, business development, account management and strategic product planning activities since January 2003. From 1999-2002, Mr. Dwyer was a partner at PricewaterhouseCoopers LLC, where he was involved in strategic planning, large-scale program management, process engineering, change management and software engineering, implementation and operation. In addition, Mr. Dwyer led PricewaterhouseCoopers' effort to define its outsourcing strategy and business plan, and managed the Operate and Software Development practice for the central United States, Canada and Mexico. From 1987 to 1999, Mr. Dwyer was PricewaterhouseCoopers' PeopleSoft Global Technology Practice Leader and was a project partner, engagement partner and client service partner for clients ranging from mid-market to Global 100 companies. Mr. Dwyer holds a Bachelor of Arts Degree in English Literature from Marquette University.

Chris Ball, 40, has served as XFormity's Chief Operating Officer since September 2004. From June 2002 through September 2004, he served as XFM's Chief Operating Officer. From April 2000 through May 2002, he worked as Vice President, Operations for VertaPort, Inc. From May 1998 through March 2000, he worked as a project management consultant for a division of US Freightways. As a consultant for the US Freightways' division, he was responsible for the development of their business-to-business auction solution. Mr. Ball earned a Bachelor of Science Degree in Aerospace Engineering from California Polytechnic University and a Masters in Business Administration from Texas Christian University.

C. Drew Seale, 37, has served as XFormity's Chief Technology Officer since September 2004. From June 2002 through September 2004, he served as XFM's Chief Technology Officer. From September 1999 through May 2002, he worked as the Vice President of Applications Development for VertaPort, Inc., where he was responsible for all technology development. From January 1996 through August 1999, he worked as the Director of Application Architecture for Sea-Land, Inc., a shipping company with over 9,000 employees. Mr. Seale earned a Bachelor of Science Degree (BS) in advertising from the University of Texas and a Master in Business Administration from Texas Tech University.

Sheldon Drobny, 59, is chairman and principal of Paradigm Group II, LLC, an investment firm that serves as managing partner of Paradigm Millennium Fund, LP, which companies together are the largest shareholder of the Company. Mr. Drobny is also a director of numerous portfolio companies of Paradigm Group II, LLC and was formerly a partner in the firm of Adler Drobny Fischer, LLC, Certified Public Accountants and Consultants. Mr. Drobny is registered with the NASD and the American Institute of Certified Public Accountants, the Illinois CPA Society and several other professional associations. He holds a Bachelor of Science degree in Accounting from Roosevelt University, 1967.

None of the above directors, executive officers and persons of control has been involved in any legal proceedings as listed under Regulations S-B, Section 228.401(d).

The Board of Directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Mark Haugejorde, President, at the Company's principal executive offices located in Dallas, Texas and provide to Mr. Haugejorde, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. The Company must receive such recommendation before December 31, 2005.

The Board of Directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

Audit Committee Financial Expert

The Board of Directors has determined that both Mr. Michael Shahsavari and Mr. Shawn Taylor, the two members of the audit committee, qualify as audit committee financial experts within the meaning of Item 401(e) of Regulation SB under the Securities Act and that they are deemed independent as that term is used under the Exchange Act.

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Company's directors, its executive officers and any persons holding more than 10% of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established by rules adopted by the SEC and the Company is required to report in this Annual Statement any failure to file by those deadlines.

Based solely upon public reports of ownership filed by such persons and the written representations received by the Company from those persons, all of our officers, directors and 10% owners have satisfied these requirements during its most recent fiscal year except as follows: Shawn Taylor, Michael Shahsavari and Chris Ball each failed to file their Initial Report of Ownership on Form 3 in a timely fashion.

Code of Ethics

The Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees subsequent to fiscal year ended June 30, 2004. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such request should be made in writing and addressed to Investor Relations, XFormity Technologies, Inc., 14333 Proton Road, Dallas, Texas 75244. Further, our Code of Business Conduct and Ethics is being filed herewith as an exhibit to this Annual Report on Form 10-KSB.

Item 10. Executive Compensation.

The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to our Chief Executive Officer ("CEO"), the Company's three most highly compensated executive officers other than the CEO or principal executive officers, for all services rendered in all capacities to the Company for the last fiscal year; however, no disclosure has been made for any executive officer, other than the CEO and principal executive officers, whose total annual salary and bonus does not exceed $100,000.
TABLE 1
SUMMARY COMPENSATION TABLE

Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Options/ SARs(#)	LTIP Payouts ($)	All Other Compen- sation ($)

Sheldon Drobny, Chief Executive Officer	2005 2004 2003	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	282,000 (1) 140,667 (1) -0-

Mark Haugejorde, Chief Executive Officer (2)(3)	2005 2004 2003	210,000 237,500 150,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	7,992 -0- -0-

Chris Ball, Chief Operating Officer (3)	2005 2004 2003	135,000 100,000 96,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	192 -0- -0-

C. Drew Seale, Chief Technical Officer (3)	2005 2004 2003	135,000 100,000 96,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	192 -0- -0-

Jack Rabin, Chief Financial Officer (3)	2005 2004 2003	110,000 -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	192 -0- -0-

S. Anderson, former Chief Financial Officer and principal executive officer	2005 2004 2003	-0- 105,612 73,606	-0- 25,000 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- 25,000	-0- -0- -0-	18,119 -0- -0-

(1) For the year ended June 30, 2005, Paradigm Group II, LLC, a corporate finance advisory firm in Northbrook, Illinois, in which Mr. Sheldon Drobny holds an interest, was paid $282,000; $270,000 for investment banking services and $12,000 as rent for space and administrative services provided to the Company. For the year ended June 30, 2004, Paradigm Group II, LLC., was paid $140,667; $90,000 for investment banking services, rent ($4,000) and salaries paid to Mr. Rabin, their Chief Financial Officer, ($46,667).

(2) Includes an automobile allowance.

(3) Includes total cost of term life insurance premiums paid for employees' coverage up to $50,000.

No executive officer, director or control person received compensation, perquisites and other personal benefits during the fiscal year ended June 30, 2005 other than as reflected in the above table.

Equity Incentive Plan

We have a Equity Incentive Plan which allows the granting of stock options to employees of the Company and its subsidiaries and service providers up to an aggregate of 1,500,000 common shares. The stockholders of the Company have granted our board of directors authority to increase the total authorization under our plan to 20% of the number of outstanding shares of common stock. The board of directors has not yet implemented this change.

Under current practice the options, which have a seven-year term, vest immediately for directors and advisory board members and over three years for all others, at a rate of one-third for each year commencing on the grant date. From time to time, options are granted to employees for which vesting is tied to performance objectives rather than to tenure. The exercise price of each option equals the closing market price of our common shares on the last trading day preceding the date of grant.

There have been no option grants in fiscal year ended June 30, 2005.

TABLE 3
Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized(1) ($)	Number of Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($)(2) Exercisable/ Unexercisable

Mark Haugejorde	-0-	-0-	-0-/-0-	-0-/-0-
Chris Ball	-0-	-0-	-0-/-0-	-0-/-0-
C. Drew Seale	-0-	-0-	-0-/-0-	-0-/-0-
Jack Rabin	-0-	-0-	-0-/-0-	-0-/-0-
Simon Anderson	15,704	$2,000	-0-/-0-	-0-/-0-

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to beneficial ownership of our common stock at September 20, 2005 by each person who beneficially owns more than 5% of the common stock; by each of our executive officers named in the Management section; by each of our Directors; and by all executive officers and Directors as a group. Unless otherwise indicated, we believe all persons in the table have sole voting and investment power for all shares beneficially owned by them. (1)

Name and Address of Beneficial Owner (3)	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Outstanding Shares Owned Currently (as of 9/20/05) (2)
Mark Haugejorde(4)	5,739,365	15.37%
Chris Ball (5)	1,390,885	3.84%
Drew Seale (5)	1,390,885	3.84%
Michael Shahsavari (6)	381,605	1.06%
Shawn Taylor (7)	880,001	2.43%
Paul Dwyer (7)	250,000	0.69%
Jack Rabin (8)	250,000	0.69%
Paradigm Millennium Fund, LP (9)(11)	12,648,998	32.02%
Paradigm Group II, LLC (10)(11)	5,991,332	15.69%

All officers and directors as a group (seven persons)	10,282,742	26.66%

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

(2)

The percentages shown are calculated based upon 35,911,672 shares of common stock outstanding on September 20, 2005. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of September 20, 2005 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)	Unless otherwise stated, the beneficial owner's address is c/o 14333 Proton Road, Dallas, Texas 75244. Paradigm Group II, LLC's address is 60 Revere Drive, Suite 725, Northbrook, IL 60062.
(4)

Of these shares, 1,470,000 are subject to a Holdback Escrow Agreement securing the Indemnity Agreement of XFormity under its acquisition agreement of September 27, 2004. Includes warrants to purchase 1,425,757 shares of common stock at $0.26 per share.

(5)	Includes warrants to individually purchase 355,087 shares of common stock at $0.26 per share.
(6)	Includes warrants to purchase 26,271 shares of common stock at $0.26 per share.
(7)	Includes warrants to individually purchase 250,000 shares of common stock at $0.26 per share.
(8)	Mr. Rabin has gifted these shares to the Arthur J. Rabin Irrevocable Marital Trust, in which Mr. Rabin disclaims any beneficial ownership.
(9)	Includes warrants to purchase 3,590,300 shares of common stock at $0.26 per share.
(10)	Includes warrants to purchase 2,279,200 shares of common stock at $0.26 per share.
(11)

Paradigm Group II, LLC is the sole General Partner of Paradigm Millennium Fund, LP and, as such, is considered to be the controlling person of Paradigm Millennium Fund, LP. Amounts shown as beneficially owned by Paradigm Group II, LLC do not include shares beneficially owned by Paradigm Millennium Fund, LP.

Item 12. Certain Relationships and Related Party Transactions.

In the two fiscal years ended June 30, 2005, the Company entered into a series of transactions with Paradigm Millennium Fund, LP, Paradigm Group, LLC and Paradigm Group II, LLC (collectively "Paradigm Group"). Paradigm Group, II, LLC is the sole general partner of Paradigm Millennium Fund, LP.

On October 1, 2003, in consideration for cash of $300,000 the Company issued to the Paradigm Group:
1)	409,836 shares of common stock; and

2)

Share purchase warrants to acquire 245,877 shares of common stock at a price of $2.00 per share. In June 2004, Paradigm Group relinquished all their then existing warrants to purchase stock at prices between $2.00 and $4.00 per share.

As a result of these transactions and purchases of our common stock in the open market, Paradigm Group holds, in aggregate, 12,770,830 shares or 35.56% of the issued and outstanding shares of the Company as of the date of this statement. Paradigm Group also holds share purchase warrants to purchase 5,869,500 shares of common stock at $0.26 per share.

On August 12, 2004, the Company entered into a financial advisory and investment banking services agreement with Paradigm Group II, LLC pursuant to which Paradigm Group was paid a one-time investment banking fee in the amount of $360,000 for its services in connection with the pending acquisition of XFormity, Inc. The Company recorded $90,000 of this amount in the fiscal year ended June 30, 2004. The fee was for services rendered by Paradigm Group in identifying XFormity, Inc. as an acquisition target and assisting in the effort to consummate the transaction.

In connection with the merger agreement, XFormity agreed to pay Paradigm Group II, LLC, a fee consisting of 10% of the pre-merger XFormity equity. Paradigm assigned to Sergio Nesti, a former director of the Company, as a consulting fee, approximately 1.4% of that 10% pre-merger equity. Upon consummation of the merger, those interests were converted into 1,544,798 of our shares for Paradigm and 250,000 of our shares for Mr. Nesti.

Customers, who are also stockholders in the Company, generated revenues approximating $261,000 and $183,000 in fiscal years 2005 and 2004, respectively, Owners from two of those respective customers serve as members of the Board of Directors. A senior executive of the company that provides our customers with primary technical support and received payments approximating $130,000 during fiscal year 2005 also serves a member of our Board of Directors.

Item 13. Exhibits and Reports on Form 8-K.
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

********	10.35	Employment agreement dated May 29, 2003 between Xtract Informatics Inc. and Garry Kupecz.
********	10.36	Agreement dated July 29, 2003 between Liang Wang, Kai Xu, Hai Bo Fan, Jianwen Zhang and XML Global Technologies, Inc. a Colorado company and its wholly owned subsidiaries.
********	10.37	Letter of intent dated June 30, 2003 between XML-Global Technologies, Inc. and Xenos Group Inc.
********	10.38	Definitive purchase and sale agreement dated August 21, 2003 between XML-Global Technologies, Inc. and Xenos Group Inc.
********	10.39	iWay Software, Inc. Termination Agreement and Mutual General Release.
********	10.40	Xtract Sale Agreement
********	10.41	Transfer Agreement dated April 14, 2003 with Developers
********	10.42	Grant of Right of First Option dated April 14, 2003 with Developers
********	10.43	Agreement dated July 4, 2003 with Developers
*********	10.44	Agreement and Plan of Merger dated as of August 13, 2004.
*********	10.45	Articles of Amendment to Articles of Incorporation
*********	10.46	Statement of Merger
*********	10.47	Closing Escrow Agreement dated as of September 27, 2004.
*********	10.48	B-50 Indemnity Agreement dated as of September 27, 2004
*********	10.49	Holdback Escrow Agreement dated as of September 27, 2004
*********	10.50	Indemnity Agreement by and among XFormity, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, L.P. dated as of September 27, 2004.
*********	10.51	Escrow Agreement by and among XFormity, Inc., Paradigm Group II, LLC Paradigm Millennium Fund, L.P. and Clifford L. Neuman, P.C. dated as of September 27, 2004.
*********	10.52	Employment Agreement by and among XFormity, Inc. and Jack Rabin effective as of September 27, 2004.
*********	10.53	Employment Agreement by and among XFormity, Inc. and Drew Seale effective as of September 27, 2004.
*********	10.54	Employment Agreement by and among XFormity, Inc. and Mark Haugejorde effective as of September 27, 2004.
*********	10.55	Employment Agreement by and among XFormity, Inc. and Chris Ball effective as of September 27, 2004.
X	14.1	Code of Ethics
***	22.0	List of Subsidiaries
	31.0	Certifications
	32.0	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Registration Statement on Form 10-SB filed with the Commission on November 18, 1997
**	Incorporated by referenced from the Current Report on Form 8-K which was filed with the Commission on September 8, 1999
***	Incorporated by reference from the Registration Statement on Form SB-2 which was filed with the Commission on October 3, 2000
****	Incorporated by reference from the Current Report on Form 8-K that was filed with the Commission on June 30, 2000.
*****	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended June 30, 2002, which was filed with the Commission on September 30, 2002
******	Incorporated by reference from the Quarterly Report on Form 10-QSB for the period ended December 31, 2002, which was filed with the Commission on February 14, 2003
*******	Incorporated by reference from the Quarterly Report on Form 10-QSB for the period ended March 31, 2003, which was filed with the Commission on May 15, 2003
********	Incorporated by reference from the Annual Report on Form 10-KSB for the period ended June 30, 2003, which was filed with the Commission on October 10, 2003
*********	Incorporated by reference from the Current Report on Form 8-K, which was filed with the Commission on October 1, 2004
X	Incorporated by reference from the Annual Report on Form 10-KSB for the period ended June 30, 2004, which was filed with the Commission on October 14, 2004

(b)	Reports on Form 8-K

	1.	Current Report on Form 8-K dated April 21, 2005, Item 5.01, as filed with the Commission on April 21, 2005.

	2.	Current Report on Form 8-K dated September 20, 2005, Items 7.01 and 9.01, as filed with the Commission on September 23, 2005.

Item 14. Principal Accountant Fees and Services.

In the last two fiscal years, we have retained Altschuler, Melvoin and Glasser LLP (AM&G) as our principal accountants. AM&G audited our financial statements for fiscal years 2004 and 2003 as part of the requirements of the merger between XFormity, Inc. and XML-Global Technologies, Inc. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our Audit Committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices adopted by the Audit Committee effective June 2005. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

Altschuler, Melvoin and Glasser LLP had a relationship with American Express Tax and Business Services, Inc. (TBS) from which it leased auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, AM&G had no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of AM&G. AM&G managed and supervised the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

No other services have been provided by TBS.

After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.
	2005	2004

Audit fees - audit of annual financial statements and review of financial statements included in our 10-QSB, services normally provided by the accountant in connection with statutory and regulatory filings.

	$ 55,700	$ 28,907
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	2,900	-0-
Tax fees - tax compliance, tax advice and tax planning	-0-	1,900
All other fees - services provided by our principal accountants other than those identified above	-0-	-0-
Total fees paid or accrued to our principal accountants	$ 58,600	$ 30,807

Indemnification of Directors and Officers

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

Safe Harbour - Forward Looking Statements

When used in this Annual Report on Form 10-KSB, in documents incorporated herein and elsewhere by us from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements concerning our business operations, economic performance and financial condition, including in particular, our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures required, the likelihood of our success in developing and introducing new products and expanding the business, and the timing of the introduction of new and modified products or services. These forward looking statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change.

A variety of factors could cause actual results to differ materially from those expected in our forward-looking statements, including those set forth from time to time in our press releases and reports and other filings made with the Securities and Exchange Commission. We caution that such factors are not exclusive. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.
XFormity Technologies, Inc.

Date: October 26, 2005	/s/ Mark Haugejorde Mark Haugejorde Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE

/s/ Mark Haugejorde Mark Haugejorde	Chief Executive Officer and Director	October 26, 2005

/s/ Jack Rabin	Chief Financial Officer and Director	October 26, 2005
Jack Rabin

/s/ Michael Shahsavari	Director	October 26, 2005
Michael Shahsavari

/s/ Shawn Taylor	Director	October 26, 2005
Shawn Taylor

/s/ Paul Dwyer	Director	October 26, 2005
Paul Dwyer

/s/ Chris Ball	Chief Operating Officer	October 26, 2005
Chris Ball

/s/ C. Drew Seale	Chief Technical Officer	October 26, 2005
C. Drew Seale