Form 10QSB
period 2005-09-30
XFormity Technologies, Inc.
filed 2005-11-25
CIK 1048501

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per respons .........182

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-QSB

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]          No [ ]

The number of shares of the registrant's common stock, $0.0001 par value, outstanding at November 10, 2005: 35,911,672

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
	(Unaudited)
	September 30, 2005	June 30, 2005
Assets
Current Assets
Cash and cash equivalents	$ 131,775	$ 120,767
Accounts receivable	25,929	54,746
Prepaid expenses	11,514	13,265
Other current assets	191	1,069
Total current assets	169,409	189,847
Property and equipment, net	64,122	59,908
Other assets	3,800	3,800
Total Assets	$ 237,331	$ 253,555

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$ 1,177,634	$ 749,270
Accrued expenses	46,564	32,923
Deferred revenue	14,886	28,298
Convertible debentures	450,000	100,000
Total Current Liabilities	1,689,084	910,491
Deferred credits	100,000	100,000
Total Liabilities	1,789,084	1,010,491

Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at September 30, 2005 and June 30, 2005	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 35,911,672 shares issued and outstanding at September 30, 2005 and June 30, 2005	3,591	3,591
Additional paid-in capital	2,991,752	2,991,752
Accumulated deficit	(4,547,096)	(3,752,279)
Total Stockholders' Equity (Deficit)	(1,551,753)	(756,936)
Total Liabilities and Stockholders' Equity (Deficit)	$ 237,331	$ 253,555

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Operations

	(Unaudited) Three Months Ended September 30,
	2005	2004

Revenue	$ 169,003	$ 80,800
Cost of revenue	112,824	95,341
Research and development	134,483	138,565
Marketing and selling	19,555	38,703
General and administrative	692,596	190,023
Total operating expenses	959,458	462,632
Loss from operations	(790,455)	(381,832)
Interest expense, net	(4,362)	(249)
Loss before provision for income taxes	(794,817)	(382,081)
Provision for income taxes	-	-
Net loss	$ (794,817)	$ (382,081)

Net loss per share - basic	$ (0.02)	$ (0.02)

Weighted average number of shares - basic	35,911,672	18,533,244

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows
	(Unaudited)
	Three Months Ended September 30,
	2005	2004
Operating activities:
Net loss	$ (794,817)	$ (382,081)
Depreciation	6,531	3,785
Changes in:
Accounts receivable	28,817	1,070
Prepaid expenses	1,751	-
Other assets	878	1,220
Accounts payable	428,364	(43,039)
Accrued expenses	13,641	(23,427)
Deferred revenue	(13,412)	-
Net cash used in operating activities	(328,247)	(442,471)

Investing activities:
Cash proceeds received upon acquisition of XML-Global Technologies, Inc.	-	1,226,853
Purchases of property and equipment	(10,745)	(8,593)
Net cash provided by (used in) investing activities	(10,745)	1,218,260

Financing activities:
Issuance of convertible debentures	350,000	-
Retirement of stockholders' loans	-	(391,222)
Advances from XML-Global Technologies, Inc.	-	970,818
Net cash provided by financing activities	350,000	579,596
Increase in cash and cash equivalents	11,008	1,355,385
Cash and cash equivalents, beginning of period	120,767	39,953
Cash and cash equivalents, end of period	$ 131,775	$ 1,395,338
Supplemental disclosure of cash flow information:
Interest paid	$ -	$ 249
Supplemental disclosure of non-cash financing and investing activities:
Acquisition legal fees payable, charged to additional paid in capital	$ -	$ 50,000
Net assets received (liabilities assumed) upon acquisition of XML-Global Technologies, Inc.:
Other accounts receivable	-	$33,449
Advances due from XFormity, Inc.	-	1,157,580
Prepaid expenses	-	9,447
Accounts payable	-	(103,938)
Accrued expenses	-	(7,591)
	$ -	$ 1,088,947

The accompanying notes are an integral part of these consolidated financial statements.

Part I

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2005
(Unaudited)

Note 1.     Organization and Nature of Business.

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

XFM, based in Dallas, Texas and incorporated as a private enterprise in June 2002, designs and implements business intelligence software for large and mid-size companies, with a focus in the quick service restaurant industry. The quick service restaurant industry may be defined as restaurants that serve "fast food" ordered and delivered reasonably quickly either at walk-in counters or drive-through facilities. XFM, along with a strategic partner, is able to rapidly roll out flexible, extensible solutions to help their clients streamline the flow of business information. XFM currently provides its QSRx business intelligence and BPx financial software products to an existing customer base approximating over 1,000 individual franchisee stores. A strategic partner provides primary technical support for all of these customers along with billing and collection services. The Company continues to pursue business opportunities that if successful would, in the opinion of management, render the Company viable. There can be no assurance that these opportunities will result in agreements or profits.

All of the Company's operations during the reporting periods were conducted within the quick service restaurant industry and the Company expects to continue to primarily focus its operations in that industry segment; however, there has been interest in the Company's technology from other retail categories that may be pursued in the future.

The Company has incurred significant losses resulting in a stockholders' deficit exceeding $1,500,000 at September 30, 2005. The Company has addressed resulting liquidity issues through the issuance of convertible debentures that has raised a total of $450,000 in working capital. The Company has met with various institutional and individual investors for the purpose of raising additional capital. The Company will need additional financing and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock. If adequate funds are not available or not available on acceptable terms, it could have a materially adverse effect on the Company's financial condition and results of operations.

Note 2.     Basis of Financial Statement Presentation.

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year or any other period.

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to obtain these capital resources include raising additional capital through sales of convertible debentures, $450,000 of which was raised as of September 30, 2005, and common stock, and continuing to develop and market its business intelligence software. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Note 3. Summary of Significant Accounting Policies

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

Credit Risk

All trade accounts receivable are deemed collectible and as such, the Company is not exposed to any significant credit risk.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, convertible debentures and deferred credits reported on the balance sheet are estimated by management to approximate fair value.

Revenue Recognition

The Company contracts with clients for development and sale of business intelligence software products. Revenue derived from the sales of these products, that is billed on a monthly usage basis, is recognized in accordance with Statement of Position 97-2 (as amended), Software Revenue Recognition, over the term of the agreement or at specific acceptance points. The Company, in many instances, receives payments from some of its customers in advance of the month of actual usage of the software product. These funds are reflected as deferred revenue until the month of usage, or specific acceptance points, when they are recognized as earned revenue.

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

In fiscal year 2004, the Company entered into agreements with seven of its customers ("consortium members") whereby the Company was to develop a "Back-of-the-House" software program. The terms of the related agreements also included the issuance of common stock for cash totaling $700,000, certain consulting services to be provided through 2008 by the consortium members, and potential credits against future billings of the software program of $150,000 for each member, over a three-year period commencing when and if the program is successfully developed.  If the software program is not completed, one of the consortium members would be entitled to apply this credit against the Company's QSRx business intelligence billings over a four year period.  The agreements for the other six members do not provide for any form of repayment if development is not successful. Development of the program was halted in December 2004.  The Company is not certain when or if development will be restarted and if the program will be completed.

The Company considers the agreements to represent a funded software development arrangement under Statement of Position 97-2.  Pursuant to Statement of Financial Accounting Standards No. 68 (As Amended), Research and Development Arrangements, the Company has recorded a deferred credit liability of $100,000 to reflect the present value of its obligation to repay the one customer and paid in capital of $600,000 representing the estimated fair market value of common stock issued to the other six members.  The Company has not recorded an asset for prepaid consulting services because its value was uncertain.

Note 4.     Income Taxes

At September 30, 2005, the Company had net operating loss carry-forwards totaling approximately $2,925,000 that begin to expire in 2022. No tax benefit has been reported in the September 30, 2005 financial statements because the Company believes a portion or all of the carry-forward may expire unused. Accordingly, the $971,000 tax benefit of the loss carry-forward has been offset by a valuation allowance of the same amount. The following are the components of the income tax provision:
Statement of Operations	Three Months Ended September 30,
	2005	2004
Federal income tax provision (benefit)	$ (256,000)	$ (130,000)

Total provision (benefit) for income taxes	(256,000)	(130,000)

Valuation allowance	256,000	130,000

Provision for income tax	$ -	$ -

Balance Sheet at September 30, 2005
Deferred tax asset arising from net operating loss carry-forwards	$ 971,000
Valuation allowance	(971,000)
Net deferred tax asset	$ -

Note 5.     Accounts Payable

Accounts payable represents balances due to trade creditors and fees for professional services incurred for legal and accounting issues. Approximately $1,110,000 and $659,000, respectively, are included in the September 30, 2005 and June 30, 2005 balances that are for legal fees incurred in the defense of a patent infringement suit filed by a competitor in the QSR industry.

Note 6.     Convertible Debentures

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

As of September 30, 2005, the Company has issued in exchange for cash $450,000 of the debentures. The Company has no assurance as to how much in additional subscriptions will be received in the private offering. Of the total issued through the filing date, $400,000 of these convertible debentures was issued to stockholders who are also customers of the Company and were part of the original investment group of XFM. The remaining $50,000 was issued to an individual stockholder who was also part of the original investment group. Accrued interest on these debentures was $6,079 at September 30, 2005. There were no discounts or commissions incurred on the sale of the debentures.

Note 7.     Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. The Company's calculation of net loss per share excludes potential common shares as the effect would be anti-dilutive.

Note 8.     Stock Compensation

The Company has elected to apply Accounting Principles Board ("APB") Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options issued to employees (intrinsic value) and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Application of an option pricing model to the Company's stock options resulted in a $0 fair value and, therefore, no pro forma disclosures are made.

Note 9.     1999 Equity Incentive Plan

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
	Three Months ended September 30,
	2005
	Number of Options	Weighted Average Exercise Price
Options outstanding at June 30, 2005	25,000	$ 0.26
Granted	-	-
Exercised	-	$ 0.26
Forfeited	-	$ 0.26
Options outstanding and exercisable at September 30, 2005	25,000	$ 0.26

Note 10.     Related Party Transactions

Customers, who are also stockholders in the Company, generated revenues approximating $77,800 and $55,200 for the three month periods ended September 30, 2005 and 2004, respectively. Owners from two of those respective customers serve as members of the Board of Directors and the Audit Committee. A senior executive of SEI Information Technology, the company that provides the Company's customers with primary technical support and that received payments approximating $30,400 during fiscal year 2005, also serves as a member of the Board of Directors.

In the three months ended September 30, 2005, the Company paid or accrued rent of $3,000 to a company controlled by a major stockholder of the Company. The rent included space and administrative services provided to the Company.

Note 11.     Lease Commitments

The Company's lease at its Dallas location expired September 30, 2005 and the Company is now on a month-to-month basis with the landlord after the effective date of termination. There were no significant renewal or purchase options and the Company currently intends to relocate its offices in the Dallas area to provide for necessary expansion when necessary. The Company also has a month-to-month lease for $1,000 per month at its Chicago office that includes telephone and secretarial services.

Note 12.     Contingencies

A competitor has claimed in a civil action that the Company has infringed on its patent. The Company's counsel and management believe there is no basis for this infringement claim and is vigorously defending the matter.

Under agreements entered into with seven of its customers (see Software Development Costs under Note 3), the Company agreed to issue future licensing credits in the aggregate amount of $350,000 per year over a three year period toward future billings of a software program when and if the project is completed. The Company halted development in 2004 and is currently in discussion with those customers to determine the continuation of this project.

ITEM 2.	MANAGEMENT'S DIOSCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company believes its critical accounting policies for the period July 1, 2005 to September 30, 2005 are revenue recognition and accounting for research and development expenses under accounting principles generally accepted in the United States and that they are adhered to in the accompanying consolidated financial statements.

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

RESULTS OF OPERATIONS

REVENUES. The Company contracts with its clients for the development and sale of its business intelligence software, primarily its QSRx software product that is billed on a monthly basis to its customers' respective franchise locations. For the three months ended September 30, 2005, the Company generated $169,003 in revenues compared to $80,800 in the comparative period in the prior year. The increase in revenue is attributable to an increased number of customers within different franchises, sales of additional software products to our existing customer base and a professional service contract for a specific development project.

COST OF REVENUES. The cost of revenue for the three months ended September 30, 2005 consists primarily of salaries, related payroll costs and technical support provided to our customers. During the current quarter, we added additional franchisees to our customer base that increased the technical support costs proportionately. The costs in the three month period ended September 30, 2005 were $112,824 compared to $95,341 in the comparative period of the prior year. Other costs include travel, data hosting service, royalty fees and increased telecommunication costs, the primary reason for the increase over the prior year's quarter approximating $14,800, and higher depreciation costs of computer equipment used in the maintenance and processing of customers' data.

RESEARCH AND DEVELOPMENT. Research and development costs are charged to operations as incurred and consist primarily of personnel and related benefit costs. The costs for the three month period ended September 30, 2005 of $134,483 compared to $138,565 in the comparative period of the prior year primarily decreased due to lower pay for some personnel and an executive. The Company's research and development is part of our strategic plan to provide a complete enterprise system in the quick service restaurant market.

MARKETING AND SELLING. The marketing and selling expenses incurred by the Company consisted primarily of trade shows and their related costs. The costs in the period ended September 30, 2005 were $19,555 compared to $38,703 in the comparative period of the prior year. For the current fiscal year, the Company continues to rely on its relationship with existing clients to expand its market share, and did not incur any significant direct sales costs for this period.

GENERAL AND ADMINISTRATIVE. Our general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, patent litigation and our independent auditors, rent, expenses related to being a public company and other operating costs. The costs in the three month period ended September 30, 2005 were $692,596 compared to $190,023 for the three month period ended September 30, 2004. The increase for the three month period was primarily attributable to patent litigation and the merger's legal fees of approximately $525,000, and insurance costs of approximately $11,000, offset by reduced executive compensation of $40,000.

NET LOSS. The net loss for the three-month period ended September 30, 2005 was $794,817 compared with a net loss of $382,081 for the comparative period in 2004. The increase in the net loss was primarily the result of additional technical support costs attributable to new customers and a franchisor, and professional fees attributable to the merger and patent litigation offset by reduced executive compensation.

The net loss applicable to common stockholders for the three months ended September 30, 2005 was $794,817 or $0.02 per common share, on 35,911,672 weighted average common shares outstanding. This compares with the net loss available to common stockholders for the three-month period ended September 30, 2004 of $382,081, or $0.02 per share, on 18,533,244 weighted average common shares outstanding for both periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred operating losses and negative cash flows from operations in each quarter since it commenced operations. As of September 30, 2005, there was an accumulated deficit of $4,547,096 and its cash position is $131,775. The current cash position was acquired primarily through its acquisition of XML Global Technologies, Inc., a public shell corporation, and its operating revenues. The Company does not expect to generate operating earnings in the current fiscal year until it achieves a substantial customer base and related revenues necessary to cover its operational costs.

The Company continues to vigorously defend the patent infringement suit filed by a competitor.

In April 2005, the Board of Directors of the Company approved a $1,000,000 private placement of convertible debentures and to date has issued $450,000. There can be no assurance how much in subscriptions will be received in the private offering.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's Principal Executive Officer, Mark Haugejorde, and Principal Financial Officer, Jack Rabin, have established and are currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

The Principal Executive Officer and Principal Financial Officer conducted an update review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Our wholly-owned subsidiary, XFormity, Inc., is a defendant in a civil action brought by a competitor, as Plaintiff, in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 304CV-542-D (the "Litigation"). In the Litigation, the Plaintiff claims that XFormity has infringed upon a patent owned by the plaintiff. XFormity denies liability and continues to vigorously defend the matter. Common stock issued to a former XFormity, Inc. shareholder, having a market value of $500,000 at the time of the indemnity agreement, has been withheld in escrow to cover any potential liability arising from the Litigation.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the three months ended September 30, 2005.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
Exhibits
31.	Certification
32.	Certification pursuant to USC Section 1350

Reports on Form 8-K
1	Current Report on Form 8-K, Items 7.01 and 9.01, dated September 20, 2005, as filed with the Commission on September 23, 2005.
2	Current Report on Form 8-K, Items 7.01 and 9.01, dated November 7, 2005, as filed with the Commission on November 14, 2005.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date: November 25, 2005	/s/ Mark Haugejorde Mark Haugejorde Chief Executive Officer

Date: November 25, 2005	/s/ Jack Rabin Jack Rabin Chief Financial Officer