Form 10QSB
period 2005-12-31
XFormity Technologies, Inc.
filed 2006-02-09
CIK 1048501

OMB APPROVAL
OMB NUMBER: 3235-0416 EXPIRES: March 31, 2007 ESTIMATED AVER BURDEN HOURS PER RESPONSE 182

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-QSB

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

____________________________________________________________________________________________

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]          No [ ]

The number of shares of the registrant's common stock, $0.0001 par value, outstanding at February 6, 2006: 35,911,672

Transitional Small Business Disclosure Format (Check one):  Yes [  ]; No [X]

PART I.	FINANCIAL INFORMATION	Page
Item 1.	Financial statements

	Consolidated Balance Sheets - December 31, 2005 (unaudited) and June 30, 2005	3

	Unaudited Consolidated Statements of Operations - Six Months and Three Months Ended December 31, 2005 and 2004	4

	Unaudited Consolidated Statements of Cash Flows - Six Months Ended December 31, 2005 and 2004	5

	Notes to Unaudited Consolidated Financial Statements	6-12

Item 2.	Management's Discussion and Analysis or Plan of Operations	12-14

Item 3.	Controls and Procedures	14-15

PART II.	other INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

PART 1.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
	(Unaudited)
	December 31, 2005	June 30, 2005
Assets
Current Assets
Cash and cash equivalents	$ 9,063	$ 120,767
Accounts receivable	41,200	54,746
Prepaid expenses	39,118	13,265
Other current assets	360	1,069
Total current assets	89,741	189,847
Property and equipment, net	63,294	59,908
Other assets	3,800	3,800
Total Assets	$ 156,835	$ 253,555

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$ 1,340,146	$ 749,270
Accrued expenses	59,422	32,923
Deferred revenue	1,760	28,298
Convertible debentures	600,000	100,000
Total Current Liabilities	2,001,328	910,491
Deferred credits	100,000	100,000
Total Liabilities	2,101,328	1,010,491

Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at December 31, 2005 and June 30, 2005	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 35,911,672 shares issued and outstanding at December 31, 2005 and June 30, 2005	3,591	3,591
Additional paid-in capital	2,991,752	2,991,752
Accumulated deficit	(4,939,836)	(3,752,279)
Total Stockholders' Equity (Deficit)	(1,944,493)	(756,936)
Total Liabilities and Stockholders' Equity (Deficit)	$ 156,835	$ 253,555

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Operations

	(Unaudited) Three Months Ended December 31,		(Unaudited) Six Months Ended December 31,
	2005	2004	2005	2004

Revenue0	$ 182,758	$ 90,575	$ 351,761	$ 171,375
Cost of revenue	123,481	96,363	236,305	191,704
Research and development	131,598	149,449	266,080	288,014
Marketing and selling	5,458	31,386	25,014	70,089
General and administrative	306,793	279,488	999,391	469,760
Total operating expenses	567,330	556,686	1,526,790	1,019,567
Loss from operations	(384,572)	(466,111)	(1,175,029)	(848,192)
Interest income (expense), net	(8,168)	2,052	(12,528)	2,052
Loss before provision for income taxes	(392,740)	(464,059)	(1,187,557)	(846,140)
Provision for income taxes	-	-	-	-
Net loss	$ (392,740)	$ (464,059)	$ (1,187,557)	$ (846,140)

Net loss per share - basic	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.03)

Weighted average number of shares - basic	35,911,672	35,895,968	35,911,672	27,214,606

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows
	(Unaudited)
	Six Months Ended December 31,
	2005	2004
Operating activities:
Net loss	$ (1,187,557)	$ (846,140)
Depreciation	15,914	8,779
Changes in:
Accounts receivable	13,546	(4,140)
Prepaid expenses	(25,853)	(23,875)
Other assets	709	37,394
Accounts payable	590,876	(44,348)
Accrued expenses	26,499	(62,784)
Deferred revenue	(26,538)	-
Net cash used in operating activities	(592,404)	(935,144)

Investing activities:
Cash proceeds received upon acquisition of XML-Global Technologies, Inc.	-	1,226,854
Purchases of property and equipment	(19,300)	(18,957)
Net cash provided by (used in) investing activities	(19,300)	1,207,897

Financing activities:
Issuance of convertible debentures	500,000	-
Retirement of stockholders' loans	-	(529,666)
Deposits	-	50,000
Collection of subscriptions receivable for common stock	-	45,000
Advances from XML-Global Technologies, Inc.	-	970,818
Net cash provided by financing activities	500,000	536,152
Increase (decrease) in cash and cash equivalents	(111,704)	808,935
Cash and cash equivalents, beginning of period	120,767	39,953
Cash and cash equivalents, end of period	$ 9,063	$ 848,888
Supplemental disclosure of cash flow information:
Interest paid	$ 329	$ 249
Supplemental disclosure of non-cash financing and investing activities
Acquisition legal fees payable, charged to additional paid in capital	$ -	$ 62,607
Net assets received (liabilities assumed) upon acquisition of XML-Global Technologies, Inc.:
Other accounts receivable	-	$ 33,449
Advances due from XFormity, Inc.	-	1,157,580
Prepaid expenses	-	9,447
Accounts payable	-	(103,938)
Accrued expenses	-	(7,591)
	$ -	$ 1,088,947

The accompanying notes are an integral part of these consolidated financial statements.

 PART I

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005
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

All of the Company's operations during the reporting periods were conducted within the quick service restaurant industry and the Company expects to continue to primarily focus its operations in that industry segment.

The Company has incurred significant losses resulting in a stockholders' deficit exceeding $1,900,000 at December 31, 2005. The Company has addressed resulting liquidity issues through the issuance of convertible debentures that has raised a total of $700,000 in working capital ($600,000 through December 31, 2005). The Company has met with various institutional and individual investors for the purpose of raising additional capital. The Company will need additional financing and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock. If adequate funds are not available or not available on acceptable terms, it could have a materially adverse effect on the Company's financial condition and results of operations.

Note 2.     Basis of Financial Statement Presentation.

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2005 Annual Report on Form 10-KSB. Operating results for the three months and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain these capital resources include raising additional capital through sales of convertible debentures, $600,000 of which was raised as of December 31, 2005, common stock, and continuing to develop and market its business intelligence software. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, convertible debentures and deferred credits reported on the balance sheet are estimated by management to approximate fair value.

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

In fiscal year 2004, the Company entered into agreements with seven of its customers ("consortium members") whereby the Company was to develop a "Back-of-the-House" software program. The terms of the related agreements also included the issuance of common stock for cash totaling $700,000, certain consulting services to be provided through 2008 by the consortium members, and potential credits against future billings of the software program of $150,000 for each member over a three-year period (a total of $350,000 per year combined) commencing when and if the program is successfully developed.  If the software program is not completed, only one of the consortium members would be entitled to apply this credit against the Company's QSRx business intelligence billings over a four year period (the "one consortium member").  The agreements for the other six members do not provide for any form of repayment if development is not successful. Development of the program was halted in December 2004.

The Company considered the agreements to represent a funded software development arrangement under Statement of Position 97-2.  Pursuant to Statement of Financial Accounting Standards No. 68 (As Amended), Research and Development Arrangements, the Company had recorded a deferred credit liability of $100,000 to reflect the present value of its obligation to repay the one customer, and paid in capital of $600,000 representing the estimated fair market value of common stock issued to the other six members.  The Company has not recorded an asset for prepaid consulting services because its value was uncertain.

In January 2006, the Board of Directors, to maintain the Company's goodwill with its customers and to raise additional capital, agreed to offer all of the consortium members the following options: (i) a right to receive $150,000 in QSRx billing credits applied against their monthly QSRx billings at a rate of 25% of the billings commencing July 1, 2006, in exchange for any previous billing credits; or (ii) a right to receive an additional 833,333 shares of XFormity's common stock per consortium member.  These shares would be in addition to the shares issued to consortium members in exchange for their original $100,000 investment in 2003. The offer expires on March 31, 2006.

The one consortium member has put forth a proposal electing option (i), with certain other terms. The Company has agreed to this proposal and awaits confirmation. The Company expects the six other consortium members to elect option (ii).

Note 4.     Income Taxes

At December 31, 2005, the Company had net operating loss carry-forwards totaling approximately $3,300,000 that begin to expire in 2022. No tax benefit has been reported in the December 31, 2005 financial statements because the Company believes that as much as all of the carry-forward may expire unused. Accordingly, the $1,100,000 tax benefit of the loss carry-forward has been offset by a valuation allowance of the same amount. The following are the components of the income tax provision:
Statement of Operations	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Federal income tax provision (benefit)	$ (129,000)	$ (130,000)	$ (388,000)	$ (288,000)

Total provision (benefit) for income taxes	(129,000)	(130,000)	(388,000)	(288,000)

Valuation allowance	129,000	130,000	388,000	288,000

Provision for income tax	$ -	$ -	$ -	$ -

Balance Sheet at December 31, 2005
Deferred tax asset arising from net operating loss carry-forwards	$ 1,100,000
Valuation allowance	(1,100,000)
Net deferred tax asset	$ -

Note 5.     Accounts Payable

Accounts payable represents balances due to trade creditors and fees for professional services incurred for legal and accounting issues. Approximately $1,204,000 and $659,000, respectively, are included in the December 31, 2005 and June 30, 2005 balances that are for legal fees incurred in the defense of a patent infringement suit filed by a competitor in the QSR industry.

Note 6.     Convertible Debentures

In January 2006, to raise additional capital, the Board of Directors approved a revised term sheet for its convertible debentures providing (a) an increase in the amount to be raised in the private placement from $1 million to $2 million; (b) a reduction in the conversion terms from the lesser of "(i) 80% of the price per share of common stock or common stock equivalent paid by investors in the Company's next round of equity or debt financing consisting of at least $2,000,000 in cumulative gross proceeds, or (ii) $0.28" to now 70% or $0.12, respectively; and lastly (c) the securitization of the debentures with the assets of the Company's wholly owned subsidiary, XFormity, Inc.  If the investor elects to receive cash in lieu of stock, that will be payable only at maturity. The term of these debentures, and their maturity dates, remain one year from date of issuance. The principal amount of the debentures accrues interest at the rate of 7% per annum. The interest will be payable at maturity. In January 2006, the Company issued an additional $100,000 in debentures to two previous note-holders who are stockholders and customers of the Company.

The holders of the previous convertible debentures may exchange those notes for new convertible debentures issued under the revised term-sheet above. The Company expects all prior holders to exchange their debentures.

As of December 31, 2005, the Company has issued in exchange for cash $600,000 of the debentures. Under paragraph 12 of Statement of Financial Accounting Standards (SFAS) No. 133, none of these issuances to date have any embedded beneficial conversion features on their respective commitment dates. The Company has no assurance as to how much in additional subscriptions will be received in the private offering. Of the total issued through the filing date, $500,000 of these convertible debentures were issued to stockholders who are also customers of the Company and were part of the original investment group of XFM, $125,000 of the balance was issued to the Company's Chief Executive Officer and $75,000 was issued to individual stockholders, one of whom was also part of the original investment group. Accrued interest on these debentures was $14,019 at December 31, 2005. There were no discounts or commissions incurred on the sale of the debentures.

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
	Six Months ended December 31,
	2005
	Number of Options	Weighted Average Exercise Price
Options outstanding and exercisable at June 30, 2005	25,000	$ 0.26
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding and exercisable December 31, 2005	25,000	$ 0.26

Note 10.     Related Party Transactions

Customers, who are also stockholders in the Company, generated revenues approximating $86,700 and $164,500 for the three month and six month periods ended December 31, 2005 and $63,100 and $117,900 for those same periods in 2004, respectively. Owners from two of those respective customers serve as members of the Board of Directors and the Audit Committee. A senior executive of SEI Information Technology, Inc., the company that provides the Company's customers with primary technical support and that received payments approximating $35,800 and $66,200 for the three month and the six month periods ended December 31, 2005 and $25,600 and $49,300 for those same periods in 2004, respectively, also serves as a member of the Board of Directors.

In the three months and six months ended December 31, 2005, the Company paid or accrued rent of $3,000 and $6,000, respectively to a company controlled by a major stockholder of the Company. The rent included space and administrative services provided to the Company.

Note 11.     Lease Commitments

The Company is on a month-to-month lease for $1,835 at its Dallas location after its lease expired on September 30, 2005. There were no significant renewal or purchase options and the Company currently intends to relocate its offices in the Dallas area to provide for necessary expansion when necessary. The Company also has a month-to-month lease for $1,000 per month at its Northbrook, Illinois office which includes administrative services.

Note 12.     Contingencies

XFormity, Inc., the Company's wholly owned subsidiary, is the defendant in a civil patent infringement suit filed March 15, 2004. The Plaintiff is seeking royalty damages and an injunction against XFormity, Inc. The Company believes the litigation is not well founded and is vigorously defending this position for several reasons: (1) there was no infringement of the patent by XFormity Inc.; (2) the patent issued to the plaintiff is invalid; and (3) the patent issued to the plaintiff is unenforceable. Of the common stock issued to XFormity, Inc. stockholders, 1,666,667 shares having a market value of $500,000 at the date of the merger have been placed in escrow to cover XFormity, Inc.'s potential litigation liabilities.

Under agreements entered into with seven of its customers (see Software Development Costs under Note 3), the Company agreed to issue future licensing credits in the aggregate amount of $350,000 per year ($50,000 per consortium member) over a three year period toward future billings of a software program when and if the project is completed. Development of the program was halted in December 2004.

In January 2006, the Board of Directors, to maintain the Company's goodwill with its customers and to raise additional capital, agreed to offer all of the consortium members the following options: (i) a right to receive $150,000 in QSRx billing credits applied against their monthly QSRx billings at a rate of 25% of the billings commencing July 1, 2006, in exchange for any previous billing credits; or (ii) a right to receive an additional 833,333 shares of XFormity's common stock per consortium member.  These shares would be in addition to the shares issued to consortium members in exchange for their original $100,000 investment in 2003. The offer expires on March 31, 2006.

The one consortium member has put forth a proposal electing option (i), with certain other terms. The Company has agreed to this proposal and awaits confirmation. The Company expects the six other consortium members to elect option (ii).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company believes its critical accounting policies for the period July 1, 2005 to December 31, 2005 are revenue recognition, software development costs and accounting for research and development expenses under accounting principles generally accepted in the United States and that they are adhered to in the accompanying consolidated financial statements.

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

RESULTS OF OPERATIONS

REVENUES. The Company contracts with its clients for development and sale of business intelligence software, primarily its QSRx software product that is billed on a monthly basis to its customers' respective franchise locations. For the six months ended December 31, 2005, the Company generated $351,761 in revenues compared to $171,375 in the comparative period in the prior year. In the current quarter, the Company generated $182,758 in revenues compared to $90,575 in the comparative period of the prior year. The increase in revenue in the current quarter and year to date is attributable to an increased number of customers and professional consulting services billed to a customer and an outside party.

COST OF REVENUES. The cost of revenue for the six months and three months ended December 31, 2005 consists primarily of personnel, related payroll costs and technical support costs to our customers. During the current quarter, we added additional franchisees to our customer base that increased the technical support costs proportionately. Other costs include travel, data hosting services and increased telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data. The costs for the six month period ended December 31, 2005 were $236,305 compared to $191,704 in the comparative period of the prior year. The costs in the three month period ended December 31, 2005 were $123,481 compared to $96,363 in the comparative period of the prior year. The primary reasons for the increase over the prior year's quarter were increased telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data.

RESEARCH AND DEVELOPMENT. Research and development costs are charged to operations as incurred and consist primarily of personnel and related benefit costs. The costs for the six month period ended December 31, 2005 of $266,080 compared to $288,014 in the comparative period of the prior year primarily decreased due to fewer personnel. The costs for the three month period ended December 31, 2005 were $131,598 compared to $149,449 in the comparative period of the prior year. This decrease was also primarily due to less personnel. The Company's research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the quick service restaurant market.

MARKETING AND SELLING. The marketing and selling expenses incurred by the Company consist of marketing services provided by SEI Customer Care, Inc. and direct selling expenses related to business development. The costs for the six month period ended December 31, 2005 were $25,014 compared to $70,089 in the comparative period of the prior year. The costs for the three month period ended December 31, 2005 were $5,458 compared to $31,386 in the comparative period of the prior year. In the prior year's periods, the Company incurred sales and marketing costs from an outside vendor that were discontinued in the last quarters of fiscal year ended June 30, 2005. For the current fiscal year, the Company continues to rely on its relationship with existing clients to expand its market share, and did not incur any significant direct sales costs for this period.

GENERAL AND ADMINISTRATIVE. Our general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, patent litigation and our independent auditor, rent, expenses related to being a public company and other operating costs. The costs for the six month period ended December 31, 2005 were $999,391 compared to $469,760 in the comparative period of the prior year. The costs for the three month period ended December 31, 2005 were $306,793 compared to $279,488 in the comparative period of the prior year. The increase for the six and three month periods were primarily attributable to patent litigation and legal fees of approximately $660,000, and insurance costs of approximately $12,000, offset by reduced executive compensation of $60,000.

NET LOSS. The net loss for the six month and three month periods ended December 31, 2005 were $1,187,557 and $392,740 respectively, compared with a net loss of $846,140 and $464,059 for the comparative periods in 2004. The increases in the net losses were primarily the result of legal fees attributable to the patent infringement litigation, higher insurance costs, increased telecommunications costs and depreciation of computer equipment used in the maintenance and processing of customers' data offset by reductions in executive compensation, development personnel and sales and marketing costs.

The net loss applicable to common stockholders for the six months and three months ended December 31, 2005 was $1,187,557 and $392,740 respectively, or $0.03 and $0.01 per common share, on 35,911,672 weighted average common shares outstanding for both periods. This compares with the net loss available to common stockholders for the six month and three month periods ended December 31, 2004 of $846,140 and $464,059, respectively, or $0.03 and $0.01 per share, on 27,214,606 and 35,895,968 weighted average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred operating losses and negative cash flows from operations in each quarter since it commenced operations. As of December 31, 2005, there was an accumulated deficit of $4,939,836 and our cash position is $9,063. The Company does not expect to generate operating earnings in the current fiscal year and not until it achieves a substantial customer base and related revenues necessary to cover its operational costs.

The Company continues to vigorously defend the patent infringement suit filed by a competitor.

In January 2006, to raise additional capital, the Board of Directors approved a revised term sheet for its convertible debentures providing (a) an increase in the amount to be raised in the private placement from $1 million to $2 million; (b) a reduction in the conversion terms from the lesser of "(i) 80% of the price per share of common stock or common stock equivalent paid by investors in the Company's next round of equity or debt financing consisting of at least $2,000,000 in cumulative gross proceeds, or (ii) $0.28" to now 70% or $0.12, respectively; and lastly (c) the securitization of the debentures with the assets of the Company's wholly owned subsidiary XFormity, Inc.  If the investor elects to receive cash in lieu of stock, that will be payable only at maturity. The term of these debentures, and their maturity dates, remain one year from date of issuance. The principal amount of the debentures accrues interest at the rate of 7% per annum. The interest will be payable at maturity. In January 2006, the Company issued an additional $100,000 in debentures to two previous note-holders who are also stockholders and customers of the Company. There can be no assurance how much in subscriptions will ultimately be received in this private offering.

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

ITEM 3.     CONTROLS AND PROCEDURES

The Company's Principal Executive Officer, Mark Haugejorde, and Principal Financial Officer, Jack Rabin, have established and are currently maintaining disclosure controls and procedures for the Company.  The disclosure controls and procedures have been designed to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

The Principal Executive Officer and Principal Financial Officer conducted an update review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, with a reasonable degree of assurance, based on their evaluation within 90 days of the period covered by this Report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that you file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure and we refer you to Exchange Act Rule 13a-15(e).  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Our wholly-owned subsidiary, XFormity, Inc., is a defendant in a civil action brought by a competitor, as Plaintiff, in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 304CV-542-D (the "Litigation"). In the Litigation, the Plaintiff claims that XFormity has infringed upon a patent owned by the plaintiff. XFormity denies liability and continues to vigorously defend the matter. Of the common stock issued to XFormity, Inc. stockholders, 1,666,667 shares having a market value of $500,000 at the date of the merger have been placed in escrow to cover XFormity, Inc.'s potential litigation liabilities.

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

Under an initial offering in May 2005, the Company authorized the sale and issuance of up to $1,000,000 in convertible debentures. Those securities were issued to five current shareholders of XFormity Technologies, Inc. in the amount of $450,000. In January 2006, the Company increased the authorized amount to $2,000,000 and has sold additional debentures in the aggregate amount of $250,000. (See Note 6.  Convertible Debentures for the terms) The Securities were sold to five (5) persons, each of whom qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act"). There are an aggregate of five accredited investors who have participated in the offering. The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Rule 506 of Regulation D thereunder. Each of the investors in the offering qualified as an "accredited investor". The Securities were all taken for investment purposes, not for resale, and were subject to appropriate restrictions on transfer.

ITEM 3.      DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the three months ended December 31, 2005.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.      EXHIBITS AND REPORTS ON Form 8-K
Exhibits

31.	Certification

32.	Certification pursuant to USC Section 1350

Reports on 8-K

1.	Current Report on Form 8-K, Item3.02, dated May 12, 2005, as filed with the Commission on November 1, 2005

2.	Current Report on Form 8-K, Items 7.01 and 9.01, dated November 7, 2005, as filed with the Commission on November 14, 2005

3.	Current Report on Form 8-K, Item 3.02, dated January 12, 2006, as filed with the Commission on January 27, 2006

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date: February 9, 2006	/s/ Mark Haugejorde Mark Haugejorde Chief Executive Officer
Date: February 9, 2006	/s/ Jack Rabin Jack Rabin Chief Financial Officer