Form 10QSB
period 2006-03-31
XFormity Technologies, Inc.
filed 2006-05-22
CIK 1048501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ___________________________________

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

OR

[    ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-23391

     XFORMITY TECHNOLOGIES, INC.

(Formerly known as XML-Global Technologies, Inc.)

(Exact name of small business issuer as specified in its charter)

Colorado	84-1434313
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding at May 22, 2006: 35,911,672

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X] __

PART I.		FINANCIAL INFORMATION	PAGE
Item	1.	Financial statements
		Consolidated Balance Sheets – March 31, 2006 (unaudited) and June 30, 2005	3
		Unaudited Consolidated Statements of Operations – Nine Months and Three	4
		Months Ended March 31, 2006 and 2005
		Unaudited Consolidated Statements of Cash Flows - Nine Months Ended March	5
		31, 2006 and 2005
		Notes to Unaudited Consolidated Financial Statements	6-13
Item	2.	Management's Discussion and Analysis or Plan of Operations	13-16
Item	3.	Controls and Procedures	16
PART II.		OTHER INFORMATION
Item	1.	Legal Proceedings	17
Item	2.	Unregistered Sales of Securities and Use of Proceeds	17
Item	3.	Defaults upon Senior Securities	18
Item	4.	Submission of Matters to a Vote of Security Holders	18
Item	5.	Other Information	18
Item	7.	Exhibits and Reports on Form 8-K	18

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
	(Unaudited)
	March 31,	June 30,
	2006	2005
Assets
Current Assets
Cash and cash equivalents	$51,589	$120,767
Accounts receivable	82,609	54,746
Prepaid expenses	21,656	13,265
Other current assets	315	1,069

Total current assets	156,169	189,847
Property and equipment, net	58,326	59,908
Other assets	3,800	3,800
Total Assets	$218,295	$253,555

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$1,308,616	$749,270
Accrued expenses	80,408	32,923
Deferred revenue	19,490	28,298
Accrued customer retention expense	725,000	-
Convertible debentures	975,000	100,000
Total Current Liabilities	3,108,514	910,491
Deferred credits	110,261	100,000
Total Liabilities	3,218,775	1,010,491

Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none
issued and outstanding at March 31, 2006 and June 30, 2005	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized,
35,911,672 shares issued and outstanding at March 31, 2006 and June 30,
2005	3,591	3,591
Additional paid-in capital	2,991,752	2,991,752
Accumulated deficit	(5,995,823)	(3,752,279)
Total Stockholders' Equity (Deficit)	(3,000,480)	(756,936)
Total Liabilities and Stockholders' Equity (Deficit)	$218,295	$253,555

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Revenue	$165,178	$112,701	$516,939	$ 284,076

Cost of revenue	83,102	120,202	319,407	311,906

Research and development	135,513	141,957	401,593	429,971
Marketing and selling	739,221	26,982	764,235	97,071
General and administrative	250,582	405,395	1,249,973	875,155
Total operating expenses	1 208,418	694,536	2,735,208	1,714,103
Loss from operations	(1,043,240)	(581,835)	(2,218,269)	(1,430,027)
Interest income (expense), net	(12,747)	1,748	(25,275)	3,800

Loss before provision for income taxes	(1,055,987)	(580,087)	(2,243,544)	(1,426,227)
Provision for income taxes	-	-	-	-
Net loss	$(1,055,987)	$(580,087)	$(2,243,544)	$ (1,426,227)

Net loss per share - basic	$(0.03)	$(0.02)	$(0.06)	$ (0.05)

Weighted average number of shares - basic	35,911,672	35,910,601	35,911,672	30,070,955

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended
	March 31,

	2006	2005
Operating activities:
Net loss	$ (2,243,544)	$ (1,426,227)
Depreciation	20,882	14,091
Changes in:
Accounts receivable	(27,863)	(18,349)
Prepaid expenses	(8,391)	(12,775)
Other assets	754	38,935
Accounts payable	559,346	140,137
Accrued expenses	47,485	(45,390)
Deferred revenue	(8,808)	-
Accrued customer retention expense	725,000	-
Deferred credits	10,261	-
Net cash used in operating activities	(924,878)	(1,309,578)

Investing activities:
Cash proceeds received upon acquisition of XML-
Global Technologies, Inc.	-	1,226,854
Purchases of property and equipment	(19,300)	(46,946)
Net cash provided by (used in) investing activities	(19,300)	1,179,908

Financing activities:
Issuance of convertible debentures	875,000	-
Retirement of stockholders’ loans	-	(529,666)
Deposits	-	50,000
Collection of subscriptions receivable for common stock	-	45,000
Advances from XML-Global Technologies, Inc.	-	970,818
Net cash provided by financing activities	875,000	536,152
Increase (decrease) in cash and cash equivalents	(69,178)	406,482
Cash and cash equivalents, beginning of period	120,767	39,953
Cash and cash equivalents, end of period	$ 51,589	$446,435

Supplemental disclosure of cash flow information:
Interest paid	$ 658	$-
Supplemental disclosure of non-cash financing and investing
activities
Acquisition legal fees payable, charged to additional paid
in capital	$ -	$62,607
Net assets received (liabilities assumed) upon acquisition
of XML-Global Technologies, Inc.:
Other accounts receivable	$ -	$33,449
Advances due from XFormity, Inc.	-	1,157,580
Prepaid expenses	-	9,447
Accounts payable	-	(103,938)
Accrued expenses	-	(7,591)
	$ -	$1,088,947

Part I

XFormity Technologies, Inc. and Subsidiary Notes to Consolidated Financial Statements March 31, 2006 (Unaudited)

Note 1. Organization and Nature of Business.

The reporting entity in these financial statements is XFormity Technologies, Inc. (a Colorado Corporation) (the Company) formerly known as XML-Global Technologies, Inc. (XML). In June 2004, XML signed a letter of intent and then in August 2004 entered into an agreement and plan of merger with XFormity, Inc. (a Texas Corporation) (XFM). Under the merger agreement, completed on September 27, 2004, XFM became a wholly-owned subsidiary of XML and stockholders of XFM received 17,947,984 shares of common stock and 5,869,500 warrants exercisable at $0.26 per share representing 50 percent of the issued and outstanding shares and warrants of XML. All of those warrants and any pre-existing warrants expired unexercised on December 31, 2005. In conjunction with the merger, XML, the surviving legal entity, changed its name to XFormity Technologies, Inc. ("XFormity" or the "Company") and effected a reverse one-for-four stock split, which has been reflected retroactively in the financial statements presented. All share and per share information contained in this report has been adjusted to give effect to the reverse split.

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

The Company has incurred significant losses resulting in a stockholders' deficit exceeding $3,000,000 at March 31, 2006. The Company has addressed resulting liquidity issues through the issuance of convertible debentures that has raised a total of $975,000 in working capital through

March 31, 2006. The Company has met with various institutional and individual investors for the purpose of raising additional capital. The Company will need additional financing and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock. If adequate funds are not available or not available on acceptable terms, it could have a materially adverse effect on the Company's financial condition and results of operations.

Note 2. Basis of Financial Statement Presentation.

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2005 Annual Report on Form 10-KSB. Operating results for the nine months and three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management’s plans to obtain these capital resources include raising additional capital through sales of common stock and convertible debentures, $975,000 of which was raised as of March 31, 2006, and continuing to develop and market its business intelligence software. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Note 3. Summary of Significant Accounting Policies.

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

In fiscal year 2004, the Company entered into agreements with seven of its customers ("consortium members") whereby the Company was to develop a "Back-of-the-House" software program (“Everest”). The terms of the related agreements also included the issuance of common stock for cash totaling $700,000 ($100,000 each), certain consulting services to be provided through 2008 by the consortium members, and potential credits against future billings of the Everest software program of $150,000 for each member over a three-year period (a total of $350,000 per year combined) commencing when and if the program was successfully developed. If the software program is not completed, only one of the consortium members would be entitled to apply its credit against the Company's QSRx business intelligence billings over a four year period (the “one consortium member”). The agreements for the other six members did not provide for any form of repayment if development is not successful. Development of the program was halted in December 2004.

The Company considered the one agreement to represent a funded software development arrangement under Statement of Position 97-2. Pursuant to Statement of Financial Accounting Standards No. 68 (As Amended), Research and Development Arrangements, the Company had recorded a deferred credit liability of $100,000 to reflect the present value of its obligation to repay the one customer, and paid in capital of $600,000 representing the estimated fair market value of common stock issued to the other six members.

In January 2006, the Board of Directors, to maintain the Company’s goodwill with its customers and to raise additional capital, agreed to offer all of the consortium members, the following options in exchange for any previous billing credits: (1) a right to receive $150,000 in QSRx billing credits applied against their monthly QSRx billings at a rate of 25% of the billings commencing July 1, 2006 (or earlier),; or (2) a right to receive an additional 833,333 shares of XFormity's common stock per consortium member. These shares would be in addition to the shares issued to consortium members in exchange for their original $100,000 investment (totaling $700,000) in 2003.

The one consortium member has elected option (1), commencing January 1, 2006, effectively changing the terms of his original agreement described above.  Due to the change in the terms of the agreement, the Company has adjusted the deferred credits to the present value as of January 1, 2006 in the additional amount of $10,261 and charged customer retention expense for the increase and the related interest cost.

One of the remaining six consortium members has also elected option (1) commencing July 1, 2006, (but has informed the Company he may reconsider).  The five remaining consortium members have election option (2).  The shares under this agreement have not been issued as of March 31, 2006 but the charge for these five members plus the other consortium member have been recognized as customer retention expense (included in marketing and selling expense) in the amount of $725,000 with a corresponding liability until such shares are issued.  The determination of the amount was based on the fair value at the commitment date under SFAS No. 123, Accounting for Stock-Based Compensation (Revised 2004), and Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued.  To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Note 4. Income Taxes.

At March 31, 2006, the Company had net operating loss carry-forwards totaling approximately $4,400,000 that begin to expire in 2022. No tax benefit has been reported in the March 31, 2006 financial statements because it is not certain as to whether the Company will be able to utilize the carry-forwards before they expire. Accordingly, the $1,445,000 tax benefit of the loss carry-forward has been offset by a valuation allowance of the same amount. The following are the components of the income tax provision:

Statement of Operations	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Federal income tax provision (benefit)	$(342,000)	$ (76,000)	$(730,000)	$(472,000)

Total provision (benefit) for income taxes	(342,000)	(76,000)	(730,000)	(472,000)

Valuation allowance	342,000	76,000	730,000	472,000

Provision for income tax	$-	$-	$-	$-

Balance Sheet at March 31, 2006
Deferred tax asset arising from net operating loss carry-forwards			$ 1,445,000
Valuation allowance			(1,445,000)
Net deferred tax asset			$-

Note 5.    Accounts Payable.

Accounts payable represents balances due to trade creditors and fees for professional services incurred for legal and accounting issues. Approximately $1,218,000 and $659,000, respectively, are included in the March 31, 2006 and June 30, 2005 balances that are for legal fees incurred in the defense of a patent infringement suit filed by a competitor in the QSR industry (See Note 12.).

Note 6. Convertible Debentures.

In January 2006, in order to raise additional capital, the Board of Directors approved a revised term sheet for its convertible debentures providing (a) an increase in the amount to be raised in the private placement from $1 million to $2 million; (b) a reduction in the conversion terms from the lesser of “(i) 80% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $2,000,000 in cumulative gross proceeds, or (ii) $0.28” to now 70% or $0.12, respectively; and lastly (c) the securitization of the debentures with the assets of the Company’s wholly owned subsidiary, XFM. If the investor elects to receive cash in lieu of stock, that will be payable only at maturity. The term of these debentures, and their maturity dates, remain one year from date of issuance. The principal amount of the debentures accrues interest at the rate of 7% per annum. The interest will be payable at maturity.

The holders of the previous convertible debentures have exchanged those notes for the new convertible debentures issued under the revised term-sheet above.

As of March 31, 2006, the Company has issued in exchange for cash $975,000 of the debentures. Under paragraph 12 of Statement of Financial Accounting Standards (SFAS) No. 133, none of these issuances to date have any embedded beneficial conversion features on their respective commitment dates. The Company has no assurance as to how much in additional subscriptions will be received in the private offering. Of the total issued through the filing date, $750,000 of these convertible debentures were issued to stockholders who are also customers of the Company and were part of the original investment group of XFM, $125,000 of the balance was issued to the Company’s then Chief Executive Officer and $100,000 was issued to individual stockholders, one of whom was also part of the original investment group. Accrued interest on these debentures was $26,063 at March 31, 2006. There were no discounts or commissions incurred on the sale of the debentures.

Note 7. Loss Per Share.

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. The Company's calculation of net loss per share excludes potential common shares as the effect would be anti-dilutive.

Note 8. Stock Compensation.

The Company has elected to adopt SFAS No.123R’s fair-value based method of accounting for share-based payment transactions with employees. There were no such transaction during the reporting period and thus no disclosures are required. However, see Note 3 above for stock compensation to other than employees in conjunction with goods or services.

Note 9. 1999 Equity Incentive Plan.

On October 19, 1999, the Company adopted the 1999 Equity Incentive Plan (the “Plan”) to provide incentives to employees, directors and consultants. Under the Plan, the Company has reserved a total of 1,500,000 shares of common stock for issuance with the maximum term of options being ten years. On November 13, 2003, the Company's stockholders approved an increase in the number of shares issuable under the Plan, but the increase has not yet been implemented. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. All options granted to date have a seven-year term.

Nine Months ended March 31,
2006

Weighted
	Number	Average
	of	Exercise
	Options	Price
Options outstanding and exercisable at June 30, 2005	25,000	$ 0.26
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding and exercisable March 31, 2006	25,000	$ 0.26

Note 10. Related Party Transactions.

Customers, who are also stockholders in the Company, generated revenues approximating $82,000 and $246,500 for the three month and nine month periods ended March 31, 2006 and $73,700 and $191,600 for those same periods in 2005, respectively. Owners from two of those respective customers serve as members of the Board of Directors and the Audit Committee. A senior executive of SEI Information Technology, Inc., the company that provides the Company's customers with primary technical support and that received payments approximating $32,200 and $98,400 for the three month and the nine month periods ended March 31, 2006 and $27,100 and $76,400 for those same periods in 2005, respectively, also serves as a member of the Board of Directors.

In the three months and nine months ended March 31, 2006, the Company paid or accrued rent of $3,000 and $9,000, respectively, to a company controlled by a major stockholder of the Company. The rent included space and administrative services provided to the Company.

Note 11. Lease Commitments.

The Company is on a month-to-month lease for $1,835 at its Dallas location after its lease expired on September 30, 2005. There were no significant renewal or purchase options and the Company currently intends to relocate its offices in the Dallas area to provide for expansion when necessary. The Company also has a month-to-month lease for $1,000 per month at its Northbrook, Illinois office, which includes administrative services.

Note 12. Contingencies.

XFormity, Inc., the Company’s wholly owned subsidiary, is the defendant in a civil patent infringement suit filed March 15, 2004. The Plaintiff is seeking royalty damages and an injunction against XFormity, Inc. The Company believes the litigation is not well founded and is vigorously defending this position for several reasons: (1) there was no infringement of the patent by XFormity Inc.; (2) the patent issued to the plaintiff is invalid; and (3) the patent issued to the plaintiff is unenforceable. Of the common stock issued to XFormity, Inc. stockholders, 1,470,000 shares having a market value of $500,000 at the date of the merger have been placed in escrow to cover XFormity, Inc.’s potential litigation liabilities. Both parties have filed motions for summary judgments and the court has referred these motions back to the Special Master who has previously ruled in favor of the Company’s position.

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

In January 2006, the Board of Directors, to maintain the Company’s goodwill with its customers and to raise additional capital, agreed to offer all of the consortium members, the following options in exchange for any previous billing credits: (1) a right to receive $150,000 in QSRx billing credits applied against their monthly QSRx billings at a rate of 25% of the billings commencing July 1, 2006 (or earlier),; or (2) a right to receive an additional 833,333 shares of the Company's common stock per consortium member. These shares would be in addition to the shares issued to consortium members in exchange for their original $100,000 investment (totaling $700,000)in 2003.

The one consortium member has elected option (1), commencing January 1, 2006 effectively changing the terms of his original agreement described above.   Due to the change in the terms of the agreement, the Company has adjusted the deferred credits to the present value as of January 1, 2006 in the additional amount of $10,261 and charged customer retention expense for the increase and the related interest cost.

One of the remaining six consortium members has also elected option (1) commencing July 1, 2006 (but has informed the Company he may reconsider). The five remaining consortium members have elected option (2).  The shares under this agreement have not been issued as of March 31, 2006 but the charge has been recognized as customer retention expense (included in marketing and selling expense) in the amount of $725,000 with a corresponding liability until such shares are issued. The determination of the amount was based on the fair value at the commitment date under SFAS No. 123, Accounting for Equity Instruments That Are Issued and Emerging Task Force  96-18, Accounting for Equity Instruments That Are Issued.  To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company believes its critical accounting policies for the period July 1, 2005 to March 31, 2006 are revenue recognition, software development costs and accounting for research and development expenses under accounting principles generally accepted in the United States and that they are adhered to in the accompanying consolidated financial statements.

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

RESULTS OF OPERATIONS

REVENUE. The Company contracts with its clients for development and sale of business intelligence software, primarily its QSRx software product that is billed on a monthly basis to its customers’ respective franchise locations. For the nine months ended March 31, 2006, the Company generated $516,939 in revenue compared to $284,076 in the comparative period in the prior year. In the current quarter, the Company generated $165,178 in revenue compared to $112,701 in the comparative period of the prior year. The increase in revenue in the current quarter and year to date is attributable to an increased number of customers and professional consulting services billed to a customer and an outside party.

COST OF REVENUE. The cost of revenue for the nine months and three months ended March 31, 2006 consists primarily of personnel, related payroll costs and technical support costs to our customers. During the current quarter, we added additional franchisees to our customer base that increased the technical support costs proportionately. Other costs include travel, data hosting services, telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data. The costs for the nine month period ended March 31, 2006 were $319,407 compared to $311,906 in the comparative period of the prior year. The minimal increase is attributed to reduced salaries and fewer personnel, reduced outside contract services offset by increased data hosting and polling expenses for our Dominos customers. The costs in the three month period ended March 31, 2006 were $83,102 compared to $120,202 in the comparative period of the prior year. The primary reasons for the decrease over the prior year’s quarter were decreased payroll and related costs and the reduction of outside contract services.

RESEARCH AND DEVELOPMENT. Research and development costs are charged to operations as incurred and consist primarily of personnel and related benefit costs. The costs for the nine month period ended March 31, 2006 were $401,593 compared to $429,971 in the comparative period of the prior year and primarily decreased due to reduced salaries and fewer personnel. The costs for the three month period ended March 31, 2006 were $135,513 compared to $141,957 in the comparative period of the prior year. This decrease was also primarily due to less personnel. The Company’s research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the quick service restaurant market.

MARKETING AND SELLING. The marketing and selling expenses incurred by the Company consist of marketing services provided by SEI Customer Care, Inc. and direct selling expenses related to business development. The costs for the nine month period ended March 31, 2006 were $764,235 compared to $97,071 in the comparative period of the prior year and included $737,410 for customer retention as part of the adjustment of the deferred credits and the agreement with the consortium members. The costs for the three month period ended March 31, 2006 were $739,221 compared to $26,982 in the comparative period of the prior year and included the adjustment of the deferred credits and the agreement with the consortium members. In the prior year’s periods, the Company incurred sales and marketing costs from an outside vendor that were discontinued in the last half of fiscal year ended June 30, 2005. For the current fiscal year, the Company continues to rely on its relationship with existing clients to expand its market share, and did not incur any significant direct sales costs for this period.

GENERAL AND ADMINISTRATIVE. Our general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, patent litigation and our independent auditor, rent, expenses related to being a public company and other operating costs. The costs for the nine month period ended March 31, 2006 were $1,249,973 compared to $875,155 in the comparative period of the prior year. The costs for the three month period ended March 31, 2006 were $250,582 compared to $405,395 in the comparative period of the prior year. The increase for the nine month period was primarily attributable to the patent litigation and legal fees of approximately $429,000, and insurance costs of approximately $12,000, offset by reduced executive compensation of $66,000. The decrease for the three month period was attributable to the lower legal fees paid in conjunction with our defence of the patent litigation lawsuit.

NET LOSS. The net loss for the nine month and three month periods ended March 31, 2006 were $2,243,544 and $1,055,987 respectively, compared with a net loss of $1,426,227 and $580,087 for the comparative periods in 2005. The increases in the net losses were primarily the result of customer retention expenses, higher insurance costs, increased data hosting and polling expenses for our Dominos customers offset by lower legal fees attributable to the patent infringement litigation, reductions in executive compensation, development personnel and sales and marketing costs.

The net loss applicable to common stockholders for the nine months and three months ended March 31, 2006 was $2,243,544 and $1,055,987 respectively, or $0.06 and $0.03 per common share, on 35,911,672 weighted average common shares outstanding for both periods. This compares with the net loss available to common stockholders for the nine month and three month periods ended March 31, 2005 of $1,426,227 and $580,087, respectively, or $0.05 and $0.02 per share, on 30,070,955 and 35,910,601 weighted average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred operating losses and negative cash flows from operations in each quarter since it commenced operations. As of March 31, 2006, there was an accumulated deficit of $5,995,823 and our cash position is $51,589. The Company does not expect to generate operating earnings in the current fiscal year and not until it achieves a substantial customer base and related revenues necessary to cover its operational costs.

In January 2006, to raise additional capital, the Board of Directors approved a revised term sheet for its convertible debentures providing (a) an increase in the amount to be raised in the private placement from $1 million to $2 million; (b) a reduction in the conversion terms from the lesser of “(i) 80% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $2,000,000 in cumulative gross proceeds, or (ii) $0.28” to now 70% or $0.12, respectively; and lastly (c) the securitization of the debentures with the assets of the Company’s wholly owned subsidiary XFM. If the investor elects to receive cash in lieu of stock, that will be payable only at maturity. The term of these debentures, and their maturity dates, remain one year from date of issuance. The principal amount of the debentures accrues interest at the rate of 7% per annum. The interest will be payable at maturity. There can be no assurance how much in subscriptions will ultimately be received in this private offering.

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

SUBSEQUENT EVENTS

In April 2006, the Company entered into an agreement with a major franchisor in the quick service restaurant industry to provide its QSRx business solution to all of the franchisor’s corporate stores. Terms of the agreement, among others, include consulting fees for the development of the interface between the customer’s stores and our QSRx software with completion scheduled by June 30, 2006. Thereafter, approximately 875 stores will be brought on line and billed on a monthly basis commencing in our first quarter of fiscal year 2007. The revenue from this customer will increase monthly cash flow by approximately $43,000 per month.

In April 2006, Mark Haugejorde resigned from the Company as a Director and Chief Executive Officer and Christopher Ball, the Chief Operating Officer of the Company, upon election by the Board of Directors, has assumed the title and responsibilities of both positions. The Company entered into an agreement with Mr. Haugejorde that includes payment of one half year’s salary and continuation of health care benefits payable over nine months. This expense will be charged to operations in April 2006.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Principal Executive Officer, Christopher Ball, and Principal Financial Officer, Jack Rabin, have established and are currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

The Principal Executive Officer and Principal Financial Officer conducted a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded with a reasonable assurance level, based on their evaluation as at the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure and we refer you to Exchange Act Rule 13a-15(e). There have been no significant changes in our internal controls or in other factors that could materially affect these controls over our financial reporting subsequent to the date of the previously mentioned evaluation.

PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS

Our wholly-owned subsidiary, XFormity, Inc., is a defendant in a civil action brought by a competitor, as Plaintiff, in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 304CV-542-D (the "Litigation"). In the Litigation, the Plaintiff claims that XFormity has infringed upon a patent owned by the plaintiff. XFormity denies liability and continues to vigorously defend the matter. Of the common stock issued to XFormity, Inc. stockholders, 1,470,000 shares having a market value of $500,000 at the date of the merger have been placed in escrow to cover XFormity, Inc.’s potential litigation liabilities.

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

Under an initial offering in May 2005, the Company authorized the sale and issuance of up to $1,000,000 in convertible debentures. Those securities were issued to five current shareholders of XFormity Technologies, Inc. in the amount of $450,000. In January 2006, the Company increased the authorized amount to $2,000,000 and has sold additional debentures in the aggregate amount of $525,000. (See Note 6 Convertible Debentures for the terms) The Securities were sold to eight (8) persons, each of whom qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act"). There are an aggregate of eight accredited investors who have participated in the offering. The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Rule 506 of Regulation D thereunder. Each of the investors in the offering qualified as an "accredited investor". The Securities were all taken for investment purposes, not for resale, and were subject to appropriate restrictions on transfer.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the three months ended March 31, 2006.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON Form 8-K

Exhibits

31.	Certification

32.	Certification pursuant to USC Section 1350

Reports on 8-K

1.	Current Report on Form 8-K, Item 3.02, dated January 12, 2006, as filed with the Commission on January 27, 2006

2.	Current Report on Form 8-K, Item 7.01 and 9.01, dated March 3, 2006, as filed with the Commission on March 6, 2006

3.	Current Report on Form 8-K, Item 5.02 and 9.01, dated April 25, 2006, as filed with the Commission on April 27, 2006

4.	Current Report on Form 8-K, Item 5.02, dated May 4, 2006, as filed with the Commission on May 10, 2006

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date:	May 22, 2006	/s/ Christopher Ball
Christopher Ball
Chief Executive Officer

Date:	May 22, 2006	/s/ Jack Rabin
Jack Rabin
Chief Financial Officer