Form 10KSB
period 2006-06-30
XFormity Technologies, Inc.
filed 2006-10-06
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-KSB

(Mark One)

[X]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006

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

Title of Class

Common Stock, $0.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  *

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes          No    X

State issuer's revenue for its most recent fiscal year:  $724,494

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 12, 2006 was: $1,975,464.

Common stock, $0.0001 par value, outstanding at September 12, 2006: 40,078,337

The Company incorporates by reference the following:

Part IV – Exhibits

1.

The Exhibits identified in Item 13 of this Report

Transitional Small Business Disclosure Format (Check one):  Yes         ; No ___X___

XFormity Technologies, Inc.

June 30, 2006 Annual Report on Form 10-KSB

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

Signatures

Part I

Item 1.   Description of Business.

The reporting entity in this 10-KSB is XFormity Technologies, Inc. (a Colorado Corporation) ("XFormity" or the "Company") formerly known as XML-Global Technologies, Inc. ("XML").  Prior to a merger, from July 2002 to November 2003, XML was engaged in the development and sale of business integration software when it sold substantially all of its business assets to Xenos Group, Inc. ("Xenos"). Subsequent to that sale, XML focused on the identification and evaluation of prospective merger or acquisition targets. In June 2004, XML signed a letter of intent and in August 2004 the Company entered into an agreement and plan of merger with XFormity, Inc. (a Texas Corporation) ("XFM"). Under the merger agreement, completed on September 27, 2004, XFM became a wholly owned subsidiary of XML and stockholders of XFM received shares of common stock and warrants representing 50 percent of the issued and outstanding shares and warrants of XML.  In conjunction with this transaction, XML, the surviving legal entity, changed its name to XFormity Technologies, Inc. and effected a reverse one-for-four stock split, which has been reflected retroactively in the consolidated financial statements presented.  All share and per share information contained in this report has been adjusted to give effect to the reverse split.

Based upon the terms of the merger agreement, for financial reporting and accounting purposes, the acquisition has been accounted for as a reverse acquisition whereby XFormity, Inc. is deemed to have acquired the Company.  However, the Company is the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax filing purposes.  Since the Company was a non-operating shell company and XFM was a private operating company, the transaction has been recorded as an issuance of stock for the net monetary assets of the Company accompanied by a recapitalization, and neither goodwill nor other intangible assets were recorded.  Accordingly, the consolidated financial statements include the full years of operations of XFM and only those of XFormity Technologies, Inc. (formerly XML-Global Technologies, Inc.) subsequent to September 27, 2004.

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

*

Concurrently with the consummation of the merger, Paradigm Millennium Fund, L.P. and Paradigm Group II, LLC (collectively referred to as "Paradigm") delivered an Indemnity Agreement to the Company.  To secure Paradigm's undertakings in the Indemnity Agreement, Paradigm agreed to escrow for a period of 12 months an aggregate of 386,200 shares of common stock.  These shares were released from escrow at the end of the 12 month period.

*

In connection with the merger transaction, XFM paid to Paradigm an investment banking fee consisting of ten percent (10%) of the pre-merger XFM shares.  That 10% interest entitled Paradigm to receive an aggregate of 1,794,799 shares of the Company's common stock upon completion of the merger, of which Paradigm assigned to Sergio Nesti, then a director of the Company, an aggregate of 250,000 shares.

*	The Company paid a one-time investment banking fee to Paradigm in the amount of $360,000.

Business Development

XFormity's Business

XFM, based in Dallas, Texas and incorporated as a private enterprise in June 2002, designs and implements business intelligence software for large and mid-size companies, with a focus in the quick service restaurant industry.  XFM, along with a strategic partner, is able to rapidly roll out flexible, extensible solutions to help their clients streamline the flow of business information.  XFM currently provides its QSRx business intelligence and BPx financial software products to an existing customer base approximating 2,200 individual franchisee and franchisor stores.  The strategic partner provides primary technical support for all of these customers along with billing and collection services for the Company. The Company continues to pursue business opportunities that, if successful, would, in the opinion of management, render the Company profitable.  There can be no assurance that these opportunities will result in agreements or profits.

All of the Company's operations during the reporting periods were conducted within the quick service restaurant industry and the Company expects to continue to primarily focus its operations in that industry segment; however, there has been interest in the Company's technology from other retail categories that may be pursued in the future.

The Company, through its own marketing efforts and that of its strategic partners, has begun to gain recognition in the quick service restaurant industry as to the value of its business intelligence software product. The quick service restaurant industry has over 100,000 franchise locations throughout the United States alone and management expects to continue to present the Company’s product to many of the major franchisors and franchisees in the coming year based on the success we have achieved to date.

The Company has incurred significant losses resulting in a stockholders' deficit exceeding $2,568,000 through June 30, 2006.  The Company has addressed resulting liquidity issues through the issuance of convertible debentures that has raised a total of $1,477,000 in working capital, $352,000 of which was raised subsequent to June 30, 2006. The Company has met with various institutional and individual investors for the purpose of raising additional capital.  The Company will need additional financing and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company.  If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock.  If adequate funds are not available or not available on acceptable terms, it could have a materially adverse effect on the Company's financial condition and results of operations.

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

QSRX

QSRx is a comprehensive business intelligence solution, based on the Qube, for monitoring and tracking the daily performance of retail businesses from the individual store to the total enterprise. The solution includes finance, operations, and labor modules that have been designed in collaboration with franchise leaders to provide the daily information needed to manage an enterprise. This daily information provides real-time business intelligence in the form of actionable alerts, balanced scorecards and exception-based reporting delivered directly to computers, cell phones and hand-held devices. The system alerts management to performance variances with user-set performance thresholds.  Current customers approximating 2,200 stores include corporate franchisor Burger King Corporation and franchisees of YUM Brands (Taco Bell, Pizza Hut, KFC, Long John Silver’s and A&W Restaurants) and Domino’s.

BPx

BPx is an integration tool that allows QSRx data to be seamlessly imported into the customer's financial system at their home office.  BPx financial offers automated integration with Microsoft Business Solutions-Great Plains ® and Best Software MAS 90® and MAS 200®.  There has been a high degree of customer satisfaction with BPx at a 50% premium to the QSRx licensing rate, and the Company intends to significantly further market this product in the current year.

Other Revenue Opportunities

Both BPx and QSRx lend themselves to additional licensing and support revenue opportunities for the Company.  In February 2005, it was announced that Choice Point and XFormity had signed an agreement whereby customers could access new employee background information at a fraction of the previous cost, and in a time frame that went from several days to six seconds.  In addition, the Company has signed an agency agreement with New Edge Networks whereby XFormity customers can gain access to secure, high speed bandwidth for their stores and home office operations.  Each of these opportunities represents incremental revenue with very limited cost associated with the initiatives that the Company intends to expand in fiscal year 2007.

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

XFormity's Marketing Strategy

The Company's market strategy has been to leverage existing customer relationships into new business opportunities.  The quick serve restaurant industry is highly fraternal, and there is open sharing of best practice management.  Most XFormity customers have been gained through referrals.  The Company attends various industry trade shows, hosts user group meetings, and makes direct sales calls on targeted accounts.  The Company has added a sales and marketing director in July 2006 to capitalize on our leveraged relationships and will also expand its marketing budget upon adequate capitalization.

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

*

When the Company applies for registration of trademarks and registered domain names in an effort to protect them, it cannot be sure of the nature or extent of the protection afforded, since trademark registration does not assure any enforceable rights under many circumstances and there exists significant uncertainty surrounding legal protections of domain names.

*

There can be no assurance that any steps the Company takes in this regard will be adequate to deter misappropriation of our proprietary rights or independent third parties developing functionally equivalent products.  Despite precautions, unauthorized parties may attempt to engineer, reverse engineer, copy, or obtain and use the Company’s products or other information.

*

Although management believes that the Company’s products do not infringe on the intellectual property rights of others, there can be no assurance that an infringement claim will not be asserted in the future.  The prosecution or defense of any intellectual property litigation can be extremely expensive and would place a material burden upon the Company’s working capital as noted in the Company's financial statements and accompanying notes included herein with reference to the Company’s defense against b-50.com's patent infringement suit that has been settled subject to final documentation.

XFormity's Customer Base

The bulk of fiscal year 2006 revenues were concentrated among Taco Bell franchisees.  Eight of those franchisees represented approximately 45% of total revenues and they are also stockholders in the Company.  The loss of these customers would have a material adverse effect on our business, financial condition and results of operations.  However, the Company continues to maintain strong business relationships with these customers.

XFormity's Research and Development

During its first year of operation, XFM spent a significant amount of time in the development of the QSRx products as reflected in its limited revenues, high operational costs and its loss from operations.  In succeeding years, XFM focused on the development of its "Back of the House" software program, initially known as "Everest", and respective refinements of its QSRx products per respective customer requests.  The Everest project was put on hold effective December 2004 and the Company does not have any plans to restart it.  Research and development costs including indirect and administrative costs in 2006 and 2005 were $543,811 and $564,582, respectively.

Government Regulations and Environmental Laws

We do not expect that existing or probable governmental regulations will have a material effect on the business. We did not incur any separately identifiable costs to comply with environmental laws.

XFormity's Employees

We currently have seven employees located at our principal office in Dallas, Texas, one employee in Northbrook, Illinois and one employee in Nashville, Tennessee.

Item 2.    Description of Property.

We maintain our corporate headquarters in Dallas, Texas in office space consisting of approximately 2,100 square feet, which we rent for $1,835 on a month-to month basis. The Company does not own any real estate.  The Company also sublets office space on a month-to-month basis from one of its stockholders in Northbrook, Illinois, for one employee.  The rent, including all expenses and administrative support, is $1,000 per month.

The Company believes that its facilities and equipment are adequately insured and are suitable and adequate for the business of the Company as presently conducted, but will require additional space and equipment to service the needs of XFM's business as it expands.

Item 3.    Legal Proceedings.

XFormity, Inc is the defendant in a patent infringement suit filed March 15, 2004 captioned b-50.com, LLC v. XFormity, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Case. No. 3:04-CV-0542-B ECF (the "b-50 litigation ").  b-50.com is seeking royalty damages and an injunction against XFormity, Inc.  The Company believes the b-50 litigation is not well founded and had vigorously defended this position because it believed there was no infringement of
b-50.com's patent by XFormity.

However, due to the need to raise additional funding and the high cost of defending the patent infringement litigation, the Company has negotiated a Settlement Term Sheet with the plaintiff, subject to final documentation, to pay license fees commencing with the signing of a formal settlement agreement.

Terms of the agreement, among others, would include license fees payable in the Company’s stock for the first two years, commencing upon final documentation, issued quarterly, at an average rate of 6.5% on revenues from customers only in the restaurant industry, commencing with the signing of the final documentation. Thereafter, through the duration of the patent term, originally issued in October 2003, all license fees are to be paid in cash. Under certain indemnification and escrow agreements, 1,470,000 shares of the common stock issued to one XFM stockholder have been withheld in escrow to cover potential litigation liabilities and the Company will attempt to utilize those shares of stock towards fulfilment under the settlement agreement.

As of the date of this report, there are no other pending legal proceedings in which we or any of our officers, directors or affiliates is a party, and we are not aware of any threatened legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended June 30, 2006.

Part II

Item 5.     Market for Common Equity and Related Stockholder Matters.

Market Information

Effective with the merger with XML-Global Technologies, Inc. and the name change to XFormity Technologies, Inc. on September 27, 2004, the Company's stock began trading on the OTC Electronic Bulletin Board under the symbol "XFMY".  All share and per share information contained in this report has been adjusted to give effect to the reverse one-for-four split that became effective on September 27, 2004.

The following table sets forth the high and low prices for the Company’s common stock for each quarter commencing July 1, 2004. The prices presented below are bid and ask prices, which represented prices between broker-dealers and does not include retail mark-ups and markdowns or any commission to the broker. The prices do not necessarily reflect actual transactions.

Common Stock
Quarter Ended	Low	High
September 30, 2004	$ 0.15	$ 0.51
December 31, 2004	$ 0.12	$ 0.40
March 31, 2005	$ 0.15	$ 0.39
June 30, 2005	$ 0.19	$ 0.28
September 30, 2005	$ 0.16	$ 0.23
December 31, 2005	$ 0.12	$ 0.23
March 31, 2006	$ 0.14	$ 0.20
June 30, 2006	$ 0.15	$ 0.35

On September 12, 2006, the bid and ask prices of the Company’s common stock as quoted on the Bulletin Board were $0.12 and $0.13, respectively.  In addition, the Company’s common stock is subject to rules adopted by the Securities and Exchange Commission ("Commission") regulating broker dealer practices in connection with transactions in "penny stocks."  Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission.  That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor, but rather paid to sell the shares.  The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security.  The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction.  Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company’s common stock.  Many brokers may be unwilling to engage in transactions in the Company’s common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Holders

As of June 30, 2006, the Company had 134 stockholders of record. This does not include stockholders who held stock in accounts at broker-dealers.

Dividends

The Company has not declared or paid any cash dividends on its capital stock since inception and does not expect to pay any cash dividends for the foreseeable future. Management currently intends to retain future earnings, if any, to finance the expansion of the Company’s business.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	25,000	$0.26	1, 475,000

Equity compensation plans not approved by security holders	-0-	$0.00	-0-

Total	25,000	$0.26	1, 475,000

The 25,000 options have a ten year life and were issued to a vendor for services in 2004.  There have been no issuances of stock options to any officers, directors or employees in fiscal years ended June 30, 2006 and 2005.

Description of Securities

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock, par value $0.01, none of which has been issued.

Common Stock

The Company has authorized 125,000,000 shares of common stock, par value $0.0001 of which 40,078,337 were issued and outstanding as of June 30, 2006.

Unregistered Sales of Equity Securities

Convertible Debentures

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

The holders of the previous convertible debentures have exchanged those notes for the new convertible debentures issued under the revised term-sheet above. This was not deemed to be a debt modification by management under Emerging Issues Task Force Consensus 96-19.

As of June 30, 2006, the Company has issued for cash, an aggregate of $1,125,000 of convertible debentures. Under accounting literature (see Note 1 to the notes to the consolidated financial statements), it was determined that the issuances of these convertible debentures under the revised term sheet have a beneficial conversion feature.  The beneficial conversion feature is calculated as the difference between the market price on dates of issuance of the convertible debentures and the conversion price of $0.12. The

Company valued this beneficial conversion feature at its intrinsic value to be amortized over the conversion period through maturity. This resulted in a non-cash interest charge against income in the amount of $185,947, an unamortized discount of the beneficial conversion feature of $347,386 and a corresponding credit to additional paid-in capital in the amount of $533,333.

The Company has no assurance as to how much in additional subscriptions will be received in the private offering. The Company sold an additional $352,000 of these notes subsequent to June 30, 2006. Of the total issued through the filing date, $1,220,000 of these convertible debentures was issued to stockholders who are also current customers of the Company. The remaining $257,000 balance was issued to accredited investors not related to the Company. Accrued interest on these debentures was $47,168 at June 30, 2006.  There were no discounts or commissions incurred on the sale of the debentures.

As of the filing date, the Company has issued $1,477,000 of convertible debentures. The note-holders under the terms of the debentures have the right to convert their notes into shares of the Company’s common stock at $0.12 per share.  If all of the notes were converted, the Company would be required to issue an additional 12,308,333 shares.

 The debentures, which were taken for investment purposes and subject to appropriate restrictions on transfer, were sold without registration under the Securities Act of 1933, as amended, (the “Securities Act”) in reliance upon the exemption contained in Section 4(2) of the Securities Act and Regulation D, Rule 506 thereunder.

Reverse Merger

In connection with the acquisition of XML by XFM that was consummated on September 27, 2004, the Company issued to the former stockholders of XFM an aggregate of 17,947,984 shares of common stock and warrants exercisable to purchase an additional 5,869,500 shares of common stock at an exercise price of $0.26 per share. All existing newly issued warrants expired unexercised on December 31, 2005.   The securities were issued to a total of 25 former XFM stockholders, 20 of which qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), and the other five of whom possessed the knowledge and experience in financial and business matters required under Rule 506(b)(2)(ii) of Regulation D.  The securities were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements thereof contained in Section 4(2) and Regulation D, Rule 506 thereunder.  The securities were all taken for investment and were subject to appropriate restrictions on transfer.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

The following discussion of the Company’s financial condition and results of operation should be read in conjunction with the consolidated financial statements and accompanying notes thereto in Item 7 of this report.

Critical Accounting Policies and Procedures

The Company believes its critical accounting policies (see Note 1 to the consolidated financial statements) are revenue recognition and accounting for research and development expenses under accounting principles generally accepted in the United States and that they are adhered to in the accompanying consolidated financial statements.

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

In fiscal years 2003 and 2004, the Company entered into related agreements with seven of its customers ("consortium members") whereby the Company was to develop a "Back-of-the-House" software program. The terms of the agreements also included the issuance of common stock for cash totaling $700,000, certain consulting services to be provided through 2008 by the consortium members, and potential credits against future billings of the software program of $150,000 for each member, over a three-year period commencing when and if the program was successfully developed.  If the software program was not completed, one of the consortium members would be entitled to apply this credit against the Company's QSRx business intelligence billings over a four year period.  The agreements for the other six members did not provide for any form of repayment if development was not successful.

Development of the project was halted in December 2004 and the Company has no current plans to restart this project.

The Company recognizes that when it is obligated to perform contractual research and development for others and when obligated to repay the other party, it must record a liability and charge expense as incurred.  The Company issued its common stock in exchange for cash received in the amount of $100,000 and had previously recorded only the entries to cash and equity in its fiscal 2004 financial statements.  However, one investor also received a future credit to be applied against the Company’s current revenue producing software at some future time and thus the Company restated its fiscal 2004 financial statements for that future credit at its then estimated present value as a non-cash charge (customer retention expense) against income and the corresponding liability as a deferred credit.

Receivables

Receivables consist of amounts due to the Company from normal business activities.  XFormity contracts with its clients for the use of its software.  A strategic business partner provides the technical support and billing and collection of the Company’s trade customers who are invoiced in the month preceding the use of the service. Many of the Company’s customers remit payment for the subsequent month's services during the month billed for the use of the software and those customer's payments are held by the strategic business partner until ultimately being sent to the Company.  Those collected funds are reflected as deferred revenue in the Company’s financial statements until the actual month of service at which time they are classified as revenue in the month earned.  Accounts receivable thus include funds due from customers who have not paid for the monthly service provided in addition to the funds collected but not yet remitted by the Company’s strategic business partner at the end of a fiscal period.

Insurance

The Company carries comprehensive liability insurance on its assets both at its main office and at our data hosting service center; mandatory worker compensation covers all of our employees; and Directors and Officers Liability insurance.

Results of Operations – Fiscal Year Ended June 30, 2006 compared to Fiscal Year Ended June 30, 2005

Revenues.  The Company contracts with its clients for development and sale of business intelligence software, primarily its QSRx software product that is billed on a monthly basis to its customers' respective franchise locations. For the year ended June 30, 2006, the Company generated $724,494 in revenues compared to $457,261 in the prior year.  The increase in revenue in the current year is attributable to an increased number of customers in both the Company’s Taco Bell and Domino's franchisees, moderate additional revenue generated by the BPx financial product, and billings for the Company’s professional services in conjunction with development and implementation with new customers.

Cost of Revenues.   The cost of revenue for the years ended June 30, 2006 and June 30, 2005 consists primarily of personnel, related payroll costs and technical support provided to the Company’s customers.  Other costs include travel, data hosting service, increased telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data. The costs for the year ended June 30, 2006 were $438,437 compared to $476,987 in the prior year. The minimal decrease is attributed to reduced salaries and fewer personnel, reduced outside contract services offset by increased data hosting, license fees and polling expenses for the Company’s Domino’s customers.

Research and Development.   Research and development costs are charged to operations as incurred and consist primarily of personnel and related benefit costs. The costs for the year ended June 30, 2006 of $543,811 compared to $564,582 in the prior year primarily decreased due to reduced salaries. The Company’s research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the quick service restaurant market.

Marketing and Selling.  The marketing and selling expenses incurred by the Company consist of costs for trade shows and direct selling expenses related to business development.  The costs for the year ended June 30, 2006 were $775,329 compared to $117,763 in the prior year. The current year’s costs included $744,923 for customer retention relating to the consortium members’ agreements. This consists of $625,000, at market value, of the Company’s common stock issued to five of the consortium members and $119,923 in deferred credits issued to two other members, both non-recurring charges, and the proper adjustment to reflect the deferred credits at their present value.  For the fiscal year 2006, the Company relied on its relationship with existing clients to expand its market share, and did not incur any significant direct sales costs for this period.  In July 2006, the Company added a sales director to capitalize on our leveraged relationships and will also expand its marketing budget upon adequate capitalization.

General and Administrative.  The Company’s general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, patent litigation and independent auditor, rent, expenses related to being a public company and other operating costs.    The costs for the year ended June 30, 2006 were $1,702,302 compared to $1,469,611 in the prior year. The increase in the current year was primarily attributable to higher patent litigation, legal fees, audit fees and other professional fees of $250,699, severance expense to the former CEO of $102,426 and insurance costs of approximating $12,151, offset by reduced executive compensation of $111,176

Interest Expense.   Interest expense consists primarily of the accrued amounts attributable to the convertible debentures of $45,999, the amortization of the discount of the beneficial conversion feature in the convertible debentures of $185,947, the interest incurred on the deferred credits issued to the one consortium member of $2,297, financing costs of insurance coverage of $962 offset by interest earned on cash equivalents during the year.  Interest expense for 2005 was $1,419.

Net Loss.  The net loss for the year ended June 30, 2006 was $2,969,550 or $0.08 per common share, compared with a net loss of $2,167,272 in 2005 or $0.06 per common share on weighted average common shares outstanding of 36,402,539 and 34,625,011 respectively. The increase in the net loss was primarily the result of continuing legal fees incurred in the defence of the patent litigation, the non-cash charge for deemed interest in the beneficial conversion feature in the convertible debentures, the stock issuance under the agreement with various consortium members that represented customer retention expense, a non-recurring expense that represents $0.01 of the current year’s loss, severance pay for a former executive and higher professional fees offset by reduced cost of revenues, research and development and executive compensation.

Liquidity and Capital Resources

General

The Company has incurred operating losses and negative cash flows from operations in each quarter since it commenced operations.  As of June 30 2006, there was an accumulated deficit of $6,821,829 and its cash position was $74,309.  The Company has generated operating funds in fiscal 2006 through sale of its QSRx monthly licensing to its Taco Bell and Domino’s customers and other professional services in the amount of $724,494 and the sale of corporate debentures in the amount of $1,025,000.  However, due to the less than expected growth of new customers in the past year and the high cost of defending the patent infringement suit filed by a competitor, the Company has not achieved operating profitability or positive cash flow from operations.  In fiscal 2007, the Company has increased its customer base with its signing of a major corporate franchisor, Burger King Corporation, and hopes to further increase its customer base to achieve operating profitability. There can be no assurance that further increases in its customer base will be achievable.  The resolution of the patent infringement lawsuit and the elimination of related legal fees will have a direct significant effect on the Company's operating results and the ability to raise capital as investors have stated that those are significant factors in their decision to invest in the Company.

Legal Issues

XFormity, Inc. is the defendant in a patent infringement suit captioned b-50.com, LLC v. XFormity, Inc. Due to the need to raise additional funding and the high cost of defending the patent infringement litigation, the Company has negotiated a Settlement Term Sheet with the plaintiff, subject to final documentation, to pay license fees commencing with the signing of a formal settlement agreement.  Terms of the agreement, among others, would include license fees payable in the Company’s stock for the first two years, commencing upon final documentation, issued quarterly, at an average rate of 6.5% on revenues from customers only in the restaurant industry, commencing with the signing of the final documentation. Thereafter, through the duration of the patent term, originally issued in October 2003, all license fees are to be paid in cash. Under certain indemnification and escrow agreements, 1,470,000 shares of the common stock issued to one XFM stockholder have been withheld in escrow to cover potential litigation liabilities and the Company will attempt to utilize those shares of stock towards fulfilment under the settlement agreement.

Convertible Debentures

In January  2006, in order to raise additional capital, the Board of Directors approved a revised term sheet for its convertible debentures providing (a) an increase in the amount to be raised in the private placement from $1 million to $2 million; (b) a reduction in the conversion terms from the lesser of “(i) 80% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $2,000,000 in cumulative gross proceeds, or (ii)

$0.28” to now 70% or $0.12, respectively; and lastly (c) the securitization of the debentures with the assets of the Company’s wholly owned subsidiary, XFM.  If the investor elects to receive cash in lieu of stock, that will be payable only at maturity. The term of these debentures, and their maturity dates, remain one year from date of issuance.  The principal amount of the debentures accrues interest at the rate of 7% per annum. The interest will be payable at maturity.  As of the filing date, the Company has issued $1,477,000 convertible debentures. The note-holders under the terms of the debenture have the right to convert their notes into shares of the Company’s common stock at $0.12 per share.  If all of the notes were converted, the Company would be required to issue an additional 12,308,333 shares.

The holders of the previous convertible debentures have exchanged those notes for the new convertible debentures issued under the revised term-sheet above.  This was deemed not to be a debt modification by management under Emerging Issues Task Force Consensus 96-19.

As of June 30, 2006, the Company has issued for cash, an aggregate of $1,125,000 of convertible debentures. Under accounting literature, it was determined that the issuances of these convertible debentures under the revised term sheet have a beneficial conversion feature.  The Company valued this beneficial conversion feature at its intrinsic value.  The unamortized discount of beneficial conversion feature of $347,386 included on the balance sheet as a contra-liability to the related debt was in the initial amount of $533,333. The amortized amount of $185,947 was a non-cash charge to income in the current year. The remaining amount will be amortized over the one year period commencing with the date of issuance of the debentures through the earlier of their maturity or conversion date into common stock. The initial beneficial conversion feature is calculated as the difference between the market price on dates of issuance of the convertible debentures and the conversion price of $0.12.  The initial unamortized discount of the beneficial conversion feature created a corresponding credit to additional paid-in capital in the amount of $533,333.

Finance

The Company has been reviewing capitalization alternatives, including various debt and equity instruments.  The Company is in ongoing discussions with venture capital firms and investment banks that have expressed interest in the Company.  The Company hopes to raise not less than $1,000,000 and not more than $10,000,000 in new capital over the next 12 months.  The use of funds includes operating capital for general corporate purposes, expansion of the sales, marketing and software development staff, and a strengthened balance sheet.  If additional funds are raised by the issuance of debt or equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of holders of the common stock.  If adequate funds are not available or not available on acceptable terms, it could have a materially adverse effect on the Company's financial condition and results of operations.

Consortium Transactions

In fiscal years 2003 and 2004, the Company entered into related agreements with seven of its customers ("consortium members") whereby the Company was to develop a "Back-of-the-House" software program. The terms of the agreements also included the issuance of common stock for cash totaling $700,000, certain consulting services to be provided through 2008 by the consortium members, and potential credits against future billings of the software program of $150,000 for each member, over a three-year period commencing when and if the program was successfully developed.  If the software program was not completed, one of the consortium members would be entitled to apply this credit against the Company's QSRx business intelligence billings over a four year period.  The agreements for the other six members did not provide for any form of repayment if development was not successful. Development of the project was halted in December 2004 and the Company has no current plans to restart this project.

In January 2006, the Board of Directors, to maintain the Company’s goodwill with its customers and to raise additional capital, agreed to offer all of the consortium members the following options in exchange for any further billing credits: (1) a right to receive $150,000 in QSRx billing credits applied against their monthly QSRx billings at a rate of 25% of the billings commencing July 1, 2006, or (2) a right to receive an additional 833,333 shares of the Company’s common stock per consortium member. These shares would be in addition to the shares issued to consortium members in exchange for their original $100,000 investment (totaling $700,000) in 2003.

The one consortium member has elected option (1), commencing January 1, 2006, effectively changing the terms of his original agreement described above.  Due to the change in terms of the agreement, the Company adjusted the deferred credit to the present value as of January 1, 2006 in the additional amount of $12,410 and charged customer retention expense for the increase.

One of the remaining six consortium members has also elected option (1) commencing July 1, 2006.  The five remaining consortium members have elected option (2). 4,166,665 shares under this agreement were issued as of May 19, 2006 and the charge for these five members plus the other consortium members deferred credits have been recognized as customer retention expense (included in marketing and selling expense) in the amount of $744,923. The determination of the amount was based on the fair value at the commitment date under SFAS No. 123, Accounting for Stock-Based Compensation (Revised 2004), and Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Restatement

In its fiscal 2004 financial statements, the Company issued its common stock in exchange for cash received in the amount of $100,000 and had originally recorded only the entries to cash and equity. The Company has now restated its fiscal 2004 financial statements to reflect that future credit at its then estimated present value of $100,000 as a non-cash charge (customer retention expense) against income and the corresponding liability as a deferred credit. See footnote 1 to the consolidated financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 7.   Financial Statements.

       The following financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of June 30, 2006 and 2005 (Restated)

3.	Consolidated Statements of Operations for the Years Ended June 30, 2006 and 2005 (Restated)

4.	Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended June 30, 2006 and 2005 (Restated)

5.	Consolidated Statements of Cash Flows for the Years Ended June 30, 2006 and 2005 (Restated)

6.	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
XFormity Technologies, Inc.

We have audited the accompanying consolidated balance sheets of XFormity Technologies, Inc. and Subsidiary as of June 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XFormity Technologies, Inc. and Subsidiary as of June 30, 2006 and 2005, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, an error in the 2005 accounting for future credits awarded to customers was discovered during the current year.  Accordingly, the 2005 financial statements have been restated to correct the error.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.   Management's plans in regards to these matters are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chicago, Illinois
October 4, 2006

XFormity Technologies, Inc. and Subsidiary
                      Consolidated Balance Sheets

	June 30, 2006	June 30, 2005 Restated
ASSETS
Current Assets
Cash and cash equivalents	$ 74,309	$ 120,767
Accounts receivable	45,297	54,746
Prepaid expenses	10,705	14,334
Total current assets	130,311	189,847
Property and equipment, net	51,369	59,908
Other assets	3,800	3,800
Total Assets	$ 185,480	$ 253,555

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$ 1,497,628	$ 749,270
Loan payable	50,000	-
Accrued expenses	113,213	32,923
Severance liability	72,883	-
Deferred revenue	26,225	28,298
Current portion – deferred credits	12,898	-
Convertible debentures- net of unamortized discount of beneficial conversion feature	777,614	100,000
Total Current Liabilities	2,550,461	910,491
Deferred credits-net of current portion	203,172	100,000
Total liabilities	2,753,633	1,010,491

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at June 30, 2006 and 2005	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 40,078,337 and 35,911,672 shares issued and outstanding at June 30, 2006 and 2005	4,008	3,591
Additional paid-in capital	4,249,668	3,091,752
Accumulated deficit	(6,821,829)	(3,852,279)
Total Stockholders' Deficit	2,568,153)	(756,936)
Total Liabilities and Stockholders' Deficit	$ 185,480	$ 253,555

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
                              Consolidated Statements of Operations

	Year Ended June 30,
	2006	2005

Revenue	$ 724,494	$ 457,261
Cost of revenue	438,487	476,987
Research and development	543,811	564,582
Marketing and selling	775,329	117,763
General and administrative	1,702,302	1,469,611
Total operating expenses	3,459,929	2,628,943
Loss from operations	(2,735,435)	(2,171,682)
Interest income (expense), net	(234,115)	4,410
Loss before provision for income taxes	(2,969,550)	(2,167,272)
Provision for income taxes	-	-
Net loss	$ (2,969,550)	$ (2,167,272)

Net loss per share - basic	$ (0.08)	$ (0.06)

Weighted average number of shares - basic	36,402,539	34,625,011

The accompanying notes are an integral part of these consolidated financial statements.

      XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Deficit
               Years Ended June 30, 2006 and 2005 (Restated)

	Common Stock
	Issued and Outstanding Shares	Stated Amount	Additional Paid-in Capital	Subscriptions Receivable	Accumulated Deficit	Total
Balance July 1, 2004, as originally reported	17,947,984	$ 1,795	$ 840,355	$ (45,000)	$ (1,585,007)	$ 787,857)
Restatement to reflect issuance of deferred credit as a fiscal 2004 expense	_____________	________		_____________	(100,000)	(100,000)
Balance, July 1, 2004, as restated	17,947,984	$ 1,795	$ 840,355	$ (45,000)	$ (1,685,007)	$ 887,857)

Balance July 1, 2004, as originally reported	17,947,984	$ 1,795	$ 840,355	$ (45,000)	$ (1585,007)	$ (787,857)
Collections of stock subscriptions				45,000		45,000
Recapitalization:
Acquisition of public shell			2,315,800			2,315,800
Issuance of shares to XFormity, Inc.'s stockholders	17,947,984	1,795	(1,795)
Less issuance costs			(62,607)			(62,607)
Issuance of common stock for exercise of stock options	15,704	1	(1)			-
Deferred credits included in sales of common stock in 2004			(100,000)			(100,000)
Net loss					(2,167,272)	(2,167,272)
Balance, June 30, 2005,as originally reported	35,911,672	3,591	2,991,752	-	(3,752,279)	(756,936)
Restatement to add back deferred credits deducted from additional paid-in capital and to reflect issuance as a prior year expense			100,000		(100,000)	-
Balance, June 30, 2005, as restated	35,911,672	3,591	3,091,752	-	(3,852,279)	(756,936)
Issuance of common stock to consortium members	4,166,665	417	624,583			625,000
Interest charge for beneficial conversion feature in convertible debentures			533,333			533,333
Net loss					(2,969,550)	(2,969,550)
Balance, June 30, 2006	40,078,337	$ 4,008	$ 4,249,668	$ -	$ (6,821,829)	$ (2,568,153)

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
                 Consolidated Statements of Cash Flows

	Year Ended June 30,
	2006	2005 (Restated)
Operating activities:
Net loss	$ (2,969,550)	$ (2,167,272)
Depreciation	27,839	24,006
Non-cash transactions for:
Issuance of common stock to consortium members	625,000	-
Interest charge for beneficial conversion feature in convertible debentures	185,947	-
Changes in (net of effects from acquisition of XML-Global Technologies, Inc):
Accounts receivable	9,449	(48,066)
Prepaid expenses and other assets	3,629	33,395
Accounts payable	748,358	483,313
Accrued expenses	80,290	(38,068)
Severance liability	72,883	-
Deferred revenue	(2,073)	28,298
Deferred credits	116,070	-

Net cash used in operating activities	(1,102,158)	(1,684,394)

Investing activities:
Cash proceeds received upon acquisition of XML-Global Technologies, Inc.	-	1,226,853
Purchases of property and equipment	(19,300)	(47,797)
Net cash provided by (used in) investing activities	(19,300)	1,179,056

Financing activities:
Loan proceeds	50,000	-
Proceeds from issuance of convertible debentures	1,025,000	100,000
Retirement of stockholders' loans	-	(529,666)
Collection of subscriptions receivable for issuance of common stock	-	45,000
Advances from XML-Global Technologies, Inc.	-	970,818
Net cash provided by financing activities	1,075,000	586,152
(Decrease) increase in cash and cash equivalents	(46,458)	80,814
Cash and cash equivalents, beginning of year	120,767	39,953
Cash and cash equivalents, end of year	$ 74,309	$ 120,767

Supplemental disclosure of cash flow information
Interest paid	$ 987	$ 249
Supplemental disclosure of non-cash financing and investing activities
Additional paid-in capital from beneficial conversion feature in convertible debentures	$ 533,333	$ -
Acquisition legal fees payable, charged to additional paid-in capital	$ -	$ 62,607
Net assets received (liabilities assumed) upon acquisition of XML-Global Technologies, Inc:
Other accounts receivable		$ 33,449
Advances due from XFormity, Inc.		1,157,580
Prepaid expenses		9,447
Accounts payable		(103,938)
Accrued expenses		(7,591)
		$ 1,088,947

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2006

Note 1 - Organization, Nature of Business and Significant Accounting Policies

Organization and Nature of Business

The reporting entity in these financial statements is XFormity Technologies, Inc. (a Colorado Corporation) (the “Company”) formerly known as XML-Global Technologies, Inc. (“XML”).  In June 2004, XML signed a letter of intent and then in August 2004 entered into an agreement and plan of merger with XFormity, Inc. (a Dallas-based Texas Corporation) ("XFM"), a private enterprise incorporated in June 2002. Under the merger agreement, completed on September 27, 2004, XFM became a wholly-owned subsidiary of XML and stockholders of XFM received 17,947,984 shares of common stock and 5,869,500 warrants exercisable at $0.26 per share representing 50 percent of the issued and outstanding shares and warrants of XML.  All existing warrants expired December 31, 2005 unexercised.  In conjunction with this transaction, XML, the surviving legal entity, changed its name to XFormity Technologies, Inc. ("XFormity" or the "Company").

XFM designs and implements business intelligence software for large and mid-size companies, with a focus in the quick service restaurant industry.  The quick service restaurant industry may be defined as restaurants that serve "fast food" ordered and delivered  reasonably quickly either at walk-in counters or drive-through facilities. XFM, along with a strategic partner, is able to rapidly roll out flexible, extensible solutions to help clients streamline the flow of business information.  XFM currently provides its QSRx business intelligence and BPx financial software products to an existing customer base approximating over 2,000 individual franchisee stores.  A strategic partner provides primary technical support for all of these customers along with billing and collection services for the Company.  The Company continues to pursue business opportunities that if successful would, in the opinion of management, render the Company viable.  There can be no assurance that these opportunities will result in agreements or profits.

All of the Company's operations during the reporting periods were conducted within the quick service restaurant industry and the Company expects to continue to primarily focus its operations in that industry segment.

The Company has incurred significant losses resulting in a stockholders' deficit exceeding $2,568,000 at June 30, 2006.  The Company has addressed resulting liquidity issues through the issuance of convertible debentures that has raised a total of $1,125,000 in working capital through June 30, 2006.  An additional $352,000 was raised through the filing date bringing the total raised to $1,477,000.  The Company has met with one of its creditors to discuss a significant reduction in its obligation to them and various institutional and individual investors for the purpose of raising additional capital.  The Company will need additional financing and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company.  If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock.  If adequate funds are not available or not available on acceptable terms, it could have a materially adverse effect on the Company's financial condition and results of operations.

Restated Financial Statements

In fiscal 2004, prior to the merger, XFM issued its common stock in exchange for cash received in the amount of $700,000 and had previously recorded only the entries to cash and equity. However, one consortium member also received a future credit to be applied against the Company’s revenue producing software at some future time.  Such arrangement requires a charge against income for the estimated present value of the future credit and a corresponding liability reflecting that future credit.  The Company did not record that deferred credit on its books until fiscal 2005 when it recorded a reduction to equity in the amount of $100,000 and the corresponding liability for the estimated deferred future credit. This did not correct the 2004 financial statements and thus the Company now has charged income in fiscal 2004 for $100,000, the then estimated present value of that future credit, increasing the accumulated deficit by that amount and recording the liability for the deferred credit. The restatement required the Company to increase both the beginning 2005 accumulated deficit and additional paid-in capital at July 1, 2004.  There was no effect on 2005 operating results from this 2004 restatement.

In addition, the Company also has restated its un-audited quarterly results for its March 31, 2006 10-QSB to reflect the restatement required for the beneficial conversion feature in the convertible debentures.  (See footnote 18 under notes to the consolidated financial statements).

Significant Accounting Policies

Financial Statement Presentation

The consolidated 2006 and 2005 financial statements include the full year of operations of XFM and those of XML subsequent to September 27, 2004, the date of the merger.  Based upon the terms of the merger agreement, for financial reporting and accounting purposes, the acquisition has been accounted for as a reverse acquisition whereby XFM is deemed to have acquired XML.  However, XML is the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax filing purposes.  Since XML was a non-operating public shell company and XFM was a private operating company, the transaction has been recorded as the issuance of stock for the net monetary assets of XML accompanied by a recapitalization, and no goodwill or other intangible assets were recorded.

Principles of Consolidation

The consolidated financial statements include the accounts of XFormity Technologies, Inc. and its wholly-owned operating subsidiary, XFM.  All inter-company accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, loan payable, accrued expenses, severance liability, deferred revenue, deferred credits and convertible debentures reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

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

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over a five year estimated useful life of the assets. Depreciation expense for the years ended June 30, 2006 and 2005 was $27,839 and $24,006, respectively.

Software Development Costs

The Company capitalizes internally generated software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of software development costs begins when a product's technological feasibility is established.  Costs incurred for research and development of products where technological feasibility has not yet been established are expensed as incurred.  Research and development expense was $543,811 and $564,582 for 2006 and 2005, respectively.  There were no capitalized software development costs at June 30, 2006.

Amortization of capitalized software development costs begins when the product is available for sale, and is amortized on a product-by-product basis.  The annual amortization amount is the greater of (a) the straight line method over the remaining estimated economic life of the product or (b) the ratio of the product's current gross revenue to its total current and anticipated future gross revenue.  There were no such costs reflected in the Company’s financial statements.

Beneficial Conversion Feature in Convertible Debentures

The Company has issued subordinated convertible debentures with conversion prices that at issuance may be lower than the fair market value of the underlying stock.  Following primarily the guidance in Emerging Issues Task Force Consensus ("EITF") 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" as amended by EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company records as a contra-liability the excess of the fair market value at the date of issuance over the conversion price in the debenture with an off-setting increase in additional paid-in capital.  This beneficial conversion feature is amortized as a non-cash interest expense from the issuance date of the debenture through the earlier of the stated redemption date, which is one year from issuance, or conversion into common stock.

New Accounting Standards

The Financial Accounting Standards Board (FASB) has issued Interpretation No. 46 (FIN-46R) (Revised December 2003), “Consolidation of Variable Interest Entities: an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”).  FIN 46R addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of its expected residual returns.  The consolidation requirements of FIN 46R apply immediately to variable interest entities created after January 31, 2004 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2004.  The adoption of FIN 46R did not have a material effect on the Company’s financial statements and related disclosures because it does not have any variable interest entity relationships.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment (SFAS No, 123R)," effective as of the first interim or annual reporting period that begins after December 15, 2006.  SFAS No. 123R requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  The Company has elected to use the Modified Prospective Approach in valuing instruments outstanding at the adoption of SFAS No. 123R.  This approach permits continued accounting for pre-adoption instruments as they were originally accounted for, thus resulting in no financial statement impact upon exercise or expiration.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets” that amends APB Opinion No. 29, “Accounting for Non-monetary Transactions.” APB No. 29 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.   SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

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

Note 2    Receivables and Deferred Revenue

The Company contracts with its clients for the sale and usage of its business intelligence and financial software products.  The Company's strategic business partner provides the technical support and billing and collection of its trade customers, which are invoiced in the month preceding the use of the service. Many of the Company's customers remit payment for the subsequent month's service during the month billed for the use of the software and those customers’ payments are held by the strategic business partner until they are sent to the Company.  Those funds collected are recorded as deferred revenue until the actual month of service at which time they are recognized as revenue in the month earned.  Receivables thus include funds due from customers who have not paid for the monthly service provided, in addition to the funds collected but not yet remitted by the strategic business partner at the end of a fiscal period.  Due to the high collectability factor either by prepayment or within 60 days of usage, and the Company's experience with uncollectible accounts, no allowance for doubtful accounts is necessary.

The Company’s receivables at June 30, 2006 and 2005 consist of the following:

Receivables	2006	2005
Due from strategic partner	$ 30,283	$ 43,177
Due from customers	15,014	11,569
Total receivables	$ 45,297	$ 54,746

During the fiscal years 2006 and 2005, over 45% and 58% of the Company's revenues, $328,573 and $265,487, respectively, were generated from eight customers.  These customers are also stockholders of the Company.

Note 3    Prepaid expenses

Prepaid expenses represent the unexpired portion of the Company's directors and officers' liability and comprehensive general liability insurance.

Note 4    Property and Equipment

Property and equipment consisted of the following:

	2006	2005
Computer and related equipment	$ 117,842	$ 98,542
Furniture and fixtures	11,029	11,029
	128,871	109,571
Accumulated depreciation	(77,502)	(49,663)
	$ 51,369	$ 59,908

Note 5   Other Assets

Other assets consist of deposits required by the lease on the Company's office space in Dallas, Texas and its telecommunications systems used in its operations.

Note 6    Accounts Payable

Accounts payable represents balances due to trade creditors and fees for professional services incurred for legal, accounting and audit services.  Approximately $1,396,000 and $659,000 included in the respective June 30, 2006 and 2005 balances are for legal fees, most of which are past due,  incurred in the defense of the patent infringement suit filed by a competitor in the QSR industry.

Note 7    Other Current Liabilities

Loan Payable

In June 2006, the Company received a temporary non-interest bearing $50,000 advance from one of its customers that is affiliated with one of the Company’s stockholders.

Accrued Expenses

Accrued expenses for 2006 and 2005 include the Company’s unpaid portion of its 401(K) obligation in the respective amounts of $50,667 and $24,163, accrued interest on the convertible debentures of $47,168 and other miscellaneous accruals of $15,378 and $8,760 in fiscal 2006 and 2005. Under the terms of the 401(K) retirement plan, mandatory contributions are required by the employer for 3% of the employees’ pay during the plan year. The amounts in the plan are fully vested with the employees.

Severance Liability

Severance obligation represents the balance due under an agreement with a former executive who resigned in April 2006.  This obligation, including compensation and health care benefits, requires payments through January 2007.

Note 8   Convertible Debentures

In April 2005, the Board of Directors of the Company approved a private placement of unsecured convertible debentures of up to $1,000,000.  As of June 30, 2005, the Company had issued in exchange for cash, $100,000 of the debentures.  The Company issued an additional $500,000 through December 31, 2005.

In January  2006, in order to raise additional capital, the Board of Directors approved a revised term sheet for its convertible debentures providing (a) an increase in the amount to be raised in the private placement from $1 million to $2 million; (b) a reduction in the conversion terms from the lesser of “(i) 80% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $2,000,000 in cumulative gross proceeds, or (ii) $0.28” to now 70% or $0.12, respectively; and lastly (c) the securitization of the debentures with the assets of the Company’s wholly owned subsidiary, XFM.  If the investor elects to receive cash in lieu of stock, that will be payable only at maturity. The term of these debentures, and their maturity dates, remain one year from date of issuance.  The principal amount of the debentures accrues interest at the rate of 7% per annum. The interest is payable at maturity.

The holders of the previous convertible debentures have exchanged those notes for the new convertible debentures issued under the revised term-sheet above.  This was deemed not to be a debt modification by management under Emerging Issues Task Force Consensus 96-19.

As of June 30, 2006, the Company has issued for cash, an aggregate of $1,125,000 of convertible debentures. Under accounting literature, it was determined that the issuances of these convertible debentures under the revised term sheet have a beneficial conversion feature.  The Company valued this beneficial conversion feature at its intrinsic value.  The unamortized discount of beneficial conversion feature of $347,386 is a contra-liability to the related debt in the initial amount of $533,333. The amortized amount of $185,947 was a non-cash charge to income in the current year that reduced the contra-liability amount. The remaining amount will be amortized over the one year period commencing with the date of issuance of the debentures through the earlier of its maturity or conversion date into common stock. The initial beneficial conversion feature is calculated as the difference between the market price on dates of issuance of the convertible debentures and the conversion price of $0.12.  The initial unamortized discount of the beneficial conversion feature created a corresponding credit to additional paid-in capital in the amount of $533,333.

Of the total issued through June 30, 2006, $900,000 of these convertible debentures is held by stockholders who are also customers of the Company. Accrued interest on these debentures was $47,168 at June 30, 2006.  There were no discounts or commissions incurred on the sale of the debentures.  The Company raised an additional $352,000 in August 2006 but has no assurance as to how much in additional subscriptions will be received in the private offering.

Through September 2006, the Company has issued $1,477,000 of convertible debentures. The note-holders under the terms of the debentures have the right to convert their notes into shares of the Company’s common stock at $0.12 per share.  If all of the notes were converted, the Company would be required to issue an additional 12,308,333 shares.

Note 9    Due to XML-Global Technologies, Inc.

As of June 30, 2004, XFM was obligated to XML in the amount of $186,762.  XFM increased its borrowings from XML to $1,157,580 through the date of the merger between the two companies. Those notes bore interest at 8%, were unsecured and, under the terms of the merger agreement, were converted to an inter-company receivable and payable upon completion of the merger. All inter-company accounts are eliminated in consolidation.  The Company filed a lien on all of the intellectual and physical assets of XFM which were subsequently subordinated to the convertible debentures under the revised term sheet.

Note 10    Income Taxes

At June 30, 2004, the XFM had net operating loss carry-forwards totaling approximately $3,500,000 that begin to expire in 2022. The Company also had net operating loss carry-forwards from XML approximating another $12,000,000 that begin to expire in 2018.  Both carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382 and are not included in the computation of the current year's tax asset. The Company's 2005 taxable loss of $2,150,000 and the current year taxable loss of approximately $2,700,000 created a deferred tax benefit of  $715,000 in 2005 and $893,000 in 2006, that is fully reserved.

The difference between the Company's financial statement losses and tax losses is primarily expenses not deductible for tax purposes including the interest charge of $185,947 in 2006 from the beneficial conversion feature in the convertible debentures. The current year's tax loss will be carried forward until 2026 and is fully deductible against future earnings.  However, no tax benefit, either from the prior year's or current year's losses, has been reported in the June 30, 2006 and 2005 financial statements because utilization of the carry-forward is not more likely than not.

The deferred tax asset at June 30, 2006 and 2005 is as follows:

	2006	2005
Deferred tax asset primarily arising from Net Operating Loss Carry-forwards	$ 1,608,000	$ 715,000
Valuation allowance	(1,608,000)	(715,000)
Net deferred tax asset	$ -	$ -

Note 11    Stockholders' Equity

Capital structure:

The Company’s capital structure consists of two classes of stock, preferred and common.  The preferred shares, none of which have been issued, if issued may have a claim to assets superior to those of the common stockholders.

Merger and Acquisition:

In fiscal year 2005, under the merger agreement completed on September 27, 2004, XFM became a wholly-owned subsidiary of XML.  Stockholders of XFM received 17,947,984 shares of common stock and 5,869,500 warrants exercisable at $0.26 per share representing 50 percent of the issued and outstanding shares and warrants of XML in exchange for all 1,000,000 XFM shares then outstanding. All existing and newly issued warrants expired unexercised on December 31, 2005.  As discussed under Note 1, Significant Accounting Policies, the acquisition has been accounted for as a reverse acquisition whereby XFM is deemed to have acquired XML.  Accordingly, while the number of shares of common stock reflects all shares issued and outstanding, the amount recorded for additional paid-in capital includes the value of XML's net assets as of the date of the merger.

Option Exercise:

In January 2005, a former director exercised 50,000 options pursuant to a cashless exercise and received 15,704 shares of common stock.  The Company reflected this as an issuance of common stock and a reduction of its additional paid-in capital at the par value of the shares issued.

Consortium Transactions:

In fiscal years 2003 and 2004, the Company entered into related agreements with seven of its customers ("consortium members") whereby the Company was to develop a "Back-of-the-House" software program. The terms of the agreements also included the issuance of common stock for cash totaling $700,000, certain consulting services to be provided through 2008 by the consortium members, and potential credits against future billings of the software program of $150,000 for each member, over a three-year period commencing when and if the program was successfully developed.  If the software program was not completed, one of the consortium members would be entitled to apply this credit against the Company's QSRx business intelligence billings over a four year period.  The agreements for the other six members did not provide for any form of repayment if development was not successful.  Development of the project was halted in December 2004 and the Company has no current plans to restart this project.

In January 2006, the Board of Directors, to maintain the Company’s goodwill with its customers and to raise additional capital, agreed to offer the seven consortium members the following options in exchange for any further billing credits: (1) a right to receive $150,000 in QSRx billing credits applied against their monthly QSRx billings at a rate of 25% of the billings commencing July 1, 2006, or (2) a right to receive an additional 833,333 shares of the Company’s common stock per consortium member. These shares would be in addition to the shares issued to consortium members in exchange for their original $100,000 investment in fiscal 2004.

One consortium member has elected option (1), commencing January 1, 2006, effectively changing the terms of his original agreement described above.  Due to the change in terms of the agreement, the Company has adjusted the deferred credits to the present value as of January 1, 2006 in the additional amount of $12,410 and charged customer retention expense for this amount. Both deferred credits at June 30, 2006 in the respective amounts of $108,557, net of amortization, and $107,513 are expected to be utilized over a 14 to 15 year period based on their current billing rates using a 5% discount rate that approximates the risk-free rate in effect during the offered option period.

One of the remaining six consortium members has also elected option (1) commencing July 1, 2006. The five remaining consortium members have elected option (2) and on May 19, 2006, the Company issued 4,166,665 shares under this agreement. The charge for these five members plus the other consortium members’ deferred credits have been recognized as customer retention expense (included in marketing and selling expense) in the combined amount of $744,923. The determination of the amount was based on the fair value of the issued  common stock at the commitment date under SFAS No. 123, Accounting for Stock-Based Compensation (Revised 2004),and Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The Company considers the agreements to represent a funded software development arrangement under Statement of Position 97-2.  Pursuant to Statement of Financial Accounting Standards No. 68 (As Amended), Research and Development Arrangements, in its fiscal 2004 restated financial statements, the Company issued its common stock in exchange for cash received in the amount of $700,000 and had previously recorded only the entries to cash and equity. However, one consortium member also received a future credit to be applied against the Company’s current revenue producing software at some future time and thus the Company has now restated its fiscal 2004 financial statements to reflect that future credit at its then estimated present value of $100,000 as a non-cash charge (Customer retention expense) against income and the corresponding liability as a deferred credit.  The impact of this restatement on fiscal 2005 is reflected as stated in Note 1 above.

Note 12      Loss per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares.  Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares.  For the years ended June 30, 2006 and 2005, the fully diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of options and warrants would be anti-dilutive.

Net loss per share has been computed using the following weighted average number of shares:

	June 30, 2006	June 30, 2005
Shares issued and outstanding	40,078,337	35,911,672
Shares potentially issuable (fully diluted)	49,478,338	47,675,672
Weighted average number of shares outstanding (basic)	36,402,539	34,625,011
Weighted average number of shares outstanding (fully diluted)	41,916,694	45,970,909

Note 13   Stock Compensation

Upon issuance of stock options to employees in years prior to fiscal year 2004, the Company elected to apply Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations (intrinsic value) in accounting for the issuance.  The Company adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-based Compensation.  Although there were no options issued in 2006, 15,704 shares of common stock were issued to a former director in fiscal 2005 through a cashless exercise of 50,000 options valued at the difference between the exercise price and the closing market price on the date of exercise of the Company's common stock.  No compensation expense was recorded under SFAS 123; therefore, no pro-forma disclosures are made.

Note 14     1999 Equity Incentive Plan

On October 19, 1999, the Company adopted the 1999 Equity Incentive Plan to provide incentives to employees, directors and consultants. On May 14, 2001, the stockholders approved an increase in the number of options reserved under the Plan from 1,000,000 to a total of 1,500,000 shares of common stock for issuance with the maximum term of options being ten years. On November 13, 2003, the Company's stockholders approved an increase in the number of shares issuable under the Plan equal to 20% of the issued and outstanding shares, but the increase has not yet been implemented. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. All options granted to date have a seven-year term.

2006			2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	25,000	$ 0.26	106,250	$ 0.26
Granted	-	-	-	-
Exercised	-	$ 0.26	(50,000)	$ 0.26
Forfeited	-	$ 0.26	(31,250)	$ 0.26
Options outstanding and exercisable at end of year	25,000	$ 0.26	25,000	$ 0.26

Note 15       Related Party Transactions

Eight of our customers, seven of whom are consortium members, all who are also stockholders in the Company, generated revenues approximating $328,000 and $265,000 in fiscal years 2006 and 2005, respectively.  Owners from two of those respective customers serve as members of the Board of Directors and the Audit Committee.  A former senior executive of SEI Information Technology, the strategic partner that provides the Company's customers with primary technical support and that received payments approximating $129,000 and $130,000 during fiscal years 2006 and 2005, respectively, also serves as a member of the Board of Directors.

Of the total convertible debentures issued through June 30, 2006 and September 30, 2006, $900,000 and $1,220,000, respectively, is held by stockholders who are also customers of the Company.

In June 2006, the Company received a temporary non-interest bearing $50,000 advance from one of its customers that is affiliated with one of the Company’s stockholders.

Note 16    Commitments and Contingencies

Leases

As of June 30, 2006, the Company is on a month-to-month lease for $1,835 per month at its Dallas location after its original lease expired on September 30, 2005. There were no significant renewal or purchase options and the Company currently intends to relocate its offices in the Dallas area to provide for expansion when necessary. The Company also has a month-to-month lease for $1,000 per month at its Northbrook, Illinois office, which includes administrative services.  In each of the fiscal years ended June 30, 2006 and 2005, the Company paid or accrued rent of $12,000 to a company controlled by a significant stockholder of the Company. The rent included administrative services provided to the Company.  Total rent expense for the fiscal years ended June 30, 2006 and 2005 was $34,020 and $32,295, respectively.

Litigation

A competitor has claimed in a civil action that the Company has infringed on its patent.  The Company's counsel and management believed there was no basis for this infringement claim and had vigorously defended the matter.  However, due to the need to raise additional funding and the high cost of defending the patent infringement litigation, in September 2006, the Company has negotiated a Settlement Term Sheet with the plaintiff, subject to final documentation, to pay license fees commencing with the signing of a formal settlement agreement.  Terms of the agreement, among others, would include license fees payable in the Company’s stock for the first two years, commencing upon final documentation, issued quarterly, at an average rate of 6.5% on revenues from customers only in the restaurant industry, commencing with the signing of the final documentation. Thereafter, through the duration of the patent term, expiring in October 2020, all license fees are to be paid in cash. Under certain indemnification and escrow agreements, 1,470,000 shares of the common stock issued to one XFM stockholder have been withheld in escrow to cover potential litigation liabilities and the Company will attempt to utilize those shares of stock towards fulfilment under the settlement agreement.

Note 17   Subsequent Events

As of July 2006, respectively, the Company received a total of $100,000 ($50,000 as of June 30, 2006), as temporary loans from one of its customers, an affiliate of one of the Company’s stockholders, and sold an additional $352,000 of its 7% Secured Convertible Debentures. Of the additional debentures sold, one investor who is also a customer and stockholder purchased $120,000 and the balance was sold to three other non-related accredited investors.  These subsequent issuances also included beneficial conversion features in the amount of $202,333 that will be a non-cash charge against future operations.

In August 2006, the Company entered into a limited financing agreement with Galen Capital Group, LLC to assist in developing sources of funding to meet the future capital requirements of the Company.  Terms, among others, provide for $7,500 per month for six months and various success fees.

Note 18    Unaudited Quarterly Data– Restated

Included below is the Company’s quarterly data presented herewith for the purpose of reflecting the required restatement due to the additional non-cash charge for the beneficial conversion feature in the convertible debentures for the third quarter ended March 31, 2006.

					Restated
	1st quarter	2nd quarter	3rd quarter	Restatement	3rd quarter	4th quarter
Revenue	$ 169,003	$ 182,758	$ 165,178		$ 165,178	$ 207,555
Cost of revenue	112,824	123,481	83,102		83,102	119,080
Research and development	134,483	131,598	135,513		135,513	142,217
Marketing and selling	19,555	5,458	739,221		739,221	11,095
General and administrative	692,596	306,793	250,582		250,582	452,331
Total operating expenses	959,458	567,330	1,208,418		1,208,418	724,723
Loss from operations	(790,455)	(384,572)	(1,043,240)		(1,043,240)	(517,168)
Interest income (expense), net	(4,362)	(8,168)	(12,747)	(67,842)	(80,589)	(140,996)
Loss before provision for income taxes	(794,817)	(392,740)	(1,055,987)	(67,842)	(1,123,829)	(658,164)
Provision for income taxes	-	-	-	-	-	- - -
Net loss	$ (794,817)	$ (392,740)	$(1,055,987)	$ (67,842)	$ (1,123,829)	$ (658,164))

Net loss per share - basic	(-$0.02)	(-$0.01)	(-$0.03)		(-$0.03)	(-$0.02)

Weighted average number of shares - basic	35,911,672	35,911,672	35,911,672		35,911,672	37,880,536

RESTATEMENT OF THIRD QUARTER

As of March 31, 2006, the Company had issued for cash an aggregate of $975,000 of convertible debentures. Under accounting literature, it was determined that the issuances of these convertible debentures under the revised term sheet approved by the Board of Directors had a beneficial conversion feature equal to the market value on the date of purchase less the exercise price on conversion in the amount of $354,167.   The Company valued this beneficial conversion feature at its intrinsic value to be amortized over the conversion period through maturity. This resulted in a non-cash interest charge against income in the amount of $67,842, an unamortized discount of the beneficial conversion feature of $286,325 and a corresponding credit to additional paid-in capital in the amount of $354,167.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Audit Committee Report

1.

The Audit Committee has reviewed and discussed the audited financial statements with management and with Altschuler, Melvoin and Glasser LLP and the matters required to be discussed by Statement of Auditing Standards No. 61.

2.

The Audit Committee has received the written disclosures and the letter from Altschuler, Melvoin and Glasser LLP required by Independence Standards Board Standard No. 1 and has discussed with them their independence.

3.

Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the year ended June 30, 2006 and restated audited financial statements for the fiscal year ended June 30, 2005 be included in the Company's Annual Report of Form 10-KSB for the fiscal year ended June 30, 2006 for filing with the Commission.

Members of the Audit Committee are Mr. Michael Shahsavari, Chairman, and Mr. Shawn Taylor.

Item  8A.   Controls and Procedures

The Company's Principal Executive Officer and Principal Financial Officer have established and are currently maintaining disclosure controls and procedures for the Company.  The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer and Principal Financial Officer conducted an updated review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure and we refer you to Exchange Act Rule 13a-15(e).

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the year ended June 30, 2006 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act.

Our executive officers, key employees and outside Directors during fiscal years 2006 and 2005 year with their respective ages, positions and term are set forth below:

Name	Age	Position	Term
Chris Ball	40	Chief Operating Officer, Chief Executive Officer, President and Director	COO from September 28, 2004 through April 25, 2006. CEO from April 25, 2006 through present day. Director from May 4, 2006 through present day.
Mark Haugejorde	50	Chairman of the Board, Chief Executive Officer, President and Director	From September 28, 2004 through April 25, 2006.
C. Drew Seale	38	Chief Technical Officer and Director	From September 28, 2004 through present day. Director from May 10, 2006 through present day.
Jack Rabin	66	Chief Financial Officer and Director	Director from March 2004 through present day. CFO from September 28, 2004 through present day.
Michael Shahsavari	57	Chairman of the Board and Chairman of the Audit Committee	From October 7, 2004 through present day.
Shawn Taylor	46	Director and member of the Audit and Compensation Committees	From October 7, 2004 through present day.
Paul Dwyer	46	Director and member of the Compensation Committee	From October 7, 2004 through present day.

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

Chris Ball, 40, has served as XFormity's Chief Executive Officer since April 25, 2006.  From June 2002 through April 25, 2006, he served as XFM's Chief Operating Officer.  From April 2000 through May 2002, he worked as Vice President, Operations for VertaPort, Inc.  From May 1998 through March 2000, he worked as a project management consultant for a division of US Freightways.  As a consultant for the US Freightways' division, he was responsible for the development of their business-to-business auction solution.  Mr. Ball earned a Bachelor of Science Degree in Aerospace Engineering from California Polytechnic University and a Masters in Business Administration from Texas Christian University.

C. Drew Seale, 38, has served as XFormity's Chief Technology Officer since September 2004.  From June 2002 through September 2004, he served as XFM's Chief Technology Officer. From September 1999 through May 2002, he worked as the Vice President of Applications Development for VertaPort, Inc., where he was responsible for all technology development.  From January 1996 through August 1999, he worked as the Director of Application Architecture for Sea-Land, Inc., a shipping company with over 9,000 employees.  Mr. Seale earned a Bachelor of Science Degree (BS) in advertising from the University of Texas and a Master in Business Administration from Texas Tech University.

Jack Rabin, 66, has been our Chief Financial Officer since July 2004 and a director since March 2004. He was also Chief Financial Officer of Paradigm Group II, LLC since its inception in 2000 until June 30, 2004.  Previously he served as Chief Financial Officer of a major national underwriting firm from 1998 to 2000 and controller of the Illinois Superconductor Corp. from 1993 to 1998.  He received a BS degree in business administration from Roosevelt University in 1961 and has a CPA certificate from the University of Illinois.

Michael Shahsavari, 57, has worked in the restaurant industry for the past 25 years as an owner and Chief Financial Officer of franchisees for major brands such as Taco Bell and Pizza Hut.  In total, the companies with which Mr. Shahsavari is affiliated employ over 1800 people.  Mr. Shahsavari received a Bachelor of Arts in accounting from the London School of Accountancy and is a Fellow member of the Institute of Chartered Accountants in England & Wales and is the Chairman of the Board and Chairman of the Audit Committee.

Shawn Taylor, 46, is currently President, Chief Executive Officer and owner of Family EATS, Inc., a Taco Bell franchisee with 28 stores and over 500 employees.  Mr. Taylor has been involved in Family EATS, Inc. since 1996.  From 1982 to 1987 and from 1991 to 1996, Mr. Taylor was a Manager of Business Consulting for Arthur Andersen & Co., LLP.  Mr. Taylor holds a Bachelor of Science Degree (BS) in Accounting from Purdue University and also serves on the Company's Audit and compensation Committees.

Paul Dwyer, 46, is the former President of Commercial Operations for SEI Information Technology, where he had overseen marketing, business development, account management and strategic product planning activities from January 2003 until September 2006.  From 1999-2002, Mr. Dwyer was a partner at PricewaterhouseCoopers LLC, where he was involved in strategic planning, large-scale program management, process engineering, change management and software engineering, implementation and operation.  In addition, Mr. Dwyer led PricewaterhouseCoopers' effort to define its outsourcing strategy and business plan, and managed the Operate and Software Development practice for the central United States, Canada and Mexico.  From 1987 to 1999, Mr. Dwyer was PricewaterhouseCoopers' PeopleSoft Global Technology Practice Leader and was project partner, engagement partner and client service partner for clients ranging from mid-market to Global 100 companies.  Mr. Dwyer holds a Bachelor of Arts Degree in English Literature from Marquette University and serves on the Compensation Committee.

Mark Haugejorde, 50, former Chief Executive Officer for the Company, a position he held from September 2004 through April 25, 2006.   Prior to the merger with XML, Mr. Haugejorde served as the Chief Executive Officer of XFormity, Inc. from March 2002 through September 2004.  From August 1998 to February 2002, Mr. Haugejorde was Chairman of the Board of Directors of VertaPort, Inc., a software company engaged in the development and licensing of integration technology for the golf industry.  Mr. Haugejorde attended the University of Houston from 1974 to 1978.

 Nomination Process

The Board of Directors has not appointed a standing nomination committee and does not intend to do so during the current year. The process of determining director nominees has been addressed by the board as a whole, which consists of six members. The board has not adopted a charter to govern the director nomination process.

Of the currently serving six directors, three would not be deemed to be independent within the meaning of the National Association of Securities Dealers, Inc.'s listing standards.  For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Christopher Ball, President, at the Company's principal executive offices located in Dallas, Texas and provide to Mr. Ball, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before June 30, 2007.

The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

All director nominees identified in this proxy statement were recommended by our President and Chief Financial Officer and unanimously approved by the board of directors.

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

Compliance with Section 16(a) of the Exchange Act:

Under the securities laws of the United States, the Company's directors, its executive officers and any persons holding more than 10% of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established by rules adopted by the SEC and the Company is required to report in this Annual Statement any failure to file by those deadlines.

Based solely upon public reports of ownership filed by such persons and the written representations received by the Company from those persons, all of our officers, directors and 10% owners have satisfied these requirements during its most recent fiscal year, except that Sheldon Drobny, Managing Director of Paradigm Group II, LLC, failed to file one report covering one transaction in a timely fashion; and Shawn Taylor failed to file one report covering one transaction in a timely fashion.

Code of Ethics

The Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees subsequent to fiscal year ended June 30, 2004 and was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.  It will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics.  Such request should be made in writing and addressed to Investor Relations, XFormity Technologies, Inc., 14333 Proton Road, Dallas, Texas 75244.  Further, our Code of Business Conduct and Ethics may be viewed on our internet website at www.xformity.com or on the website of the SEC at www.SEC.gov.

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

TABLE 1
SUMMARY COMPENSATION TABLE

Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Options/ SARs(#)	LTIP Payouts ($)	All Other Compen- sation ($)
Sheldon Drobny, Chief Executive Officer	2006 2005 2004	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	12,000 (1) 282,000 (1) 140,667 (1)
Mark Haugejorde, Chief Executive Officer (2)(3)	2006 2005 2004	232,500 210,000 237,500	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	6,425 7,992 -0-
Chris Ball, Chief Executive/Operating Officer (3)	2006 2005 2004	120,000 135,000 100,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	250 192 -0-

C. Drew Seale, Chief Technical Officer (3)	2006 2005 2004	120,000 135,000 100,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	250 192 -0-

Jack Rabin, Chief Financial Officer (3)	2006 2005 2004	60,000 110,000 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	250 192 -0-

S. Anderson, former Chief Financial Officer and principal executive officer	2006 2005 2004	-0- -0- 105,612	-0- 0 25,000	-0- -0- -0-	-0- -0- -0-	-0- -0- 25,000	-0- -0- -0-	-0- 18,119 -0-

(1)  For the year ended June 30, 2006, Paradigm Group II, LLC, a corporate finance advisory firm in Northbrook, Illinois, in which Mr. Sheldon Drobny holds an interest, was paid $12,000 as rent for space and administrative services.  For the year ended June 30, 2005, they were paid $282,000; $270,000 for investment banking services and $12,000 as rent for space and administrative services provided to the Company. For the year ended June 30, 2004, Paradigm Group II, LLC., was paid $140,667; $90,000 for investment banking services, rent ($4,000) and salaries paid to Mr. Rabin, their Chief Financial Officer, ($46,667).

(2)  Includes an automobile allowance of $6,175 and severance agreement of $90,000 in year ended June 30, 2006.

(3)  Includes total cost of term life insurance premiums paid for employees' coverage up to $50,000.

No executive officer, director or control person received compensation, perquisites and other personal benefits during the fiscal year ended June 30, 2006 other than as reflected in the above table.

Equity Incentive Plan

The Company has an Equity Incentive Plan which allows the granting of stock options to employees of the Company and its subsidiaries and service providers up to an aggregate of 1,500,000 common shares. The stockholders of the Company have granted the Board of Directors authority to increase the total authorization under the Company’s plan to 20% of the number of outstanding shares of common stock. The Board of Directors has not yet implemented this change.

Under current practice the options, which have a seven-year term, vest immediately for directors and advisory board members and over three years for all others, at a rate of one-third for each year commencing on the grant date. From time to time, options are granted to employees for which vesting is tied to performance objectives rather than to tenure. The exercise price of each option equals the closing market price of the Company’s common shares on the last trading day preceding the date of grant.  There have been no option grants in fiscal years ended June 30, 2006 and 2005.

TABLE 3

Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
Mark Haugejorde	-0-	-0-	-0-/-0-	-0-/-0-
Chris Ball	-0-	-0-	-0-/-0-	-0-/-0-
C. Drew Seale	-0-	-0-	-0-/-0-	-0-/-0-
Jack Rabin	-0-	-0-	-0-/-0-	-0-/-0-

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to beneficial ownership of our common stock at September 20, 2006 by each person who beneficially owns more than 5% of the common stock; by each of our executive officers named in the Management section; by each of our Directors; and by all executive officers and Directors as a group. Unless otherwise indicated, we believe all persons in the table have sole voting and investment power for all shares beneficially owned by them. (1)

Name and Address of Beneficial Owner (3)	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Outstanding Shares Owned Currently (as of 9/20/06) (2)
Mark Haugejorde(4)	4,288,608	10.70%
Chris Ball	1,035,798	2.58%
Drew Seale	1,035,798	2.58%
Michael Shahsavari	438,667	1.09%
Shawn Taylor	1,463,334	3.65%
Farzin Ferdowsi (5)	3,603,167	8.43%
Homayoun Aminmadani (6)	2,603,167	6.24%
Tacala, LLC (7)	5,750,000	12.76%
Jack Rabin (8)	250,000	0.62%
Paradigm Millennium Fund, LP	9,058,698	22.60%
Paradigm Group II, LLC (9)	2,167,333	5.41%
All officers and directors as a group-five persons	4,223,597	10.54%

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

(2)

The percentages shown are calculated based upon 40,078,337 shares of common stock outstanding on September 12, 2006. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of September 12, 2006 upon the exercise of options and conversion feature under the convertible debenture are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)

Unless otherwise stated, the beneficial owner's address is c/o 14333 Proton Road, Dallas, Texas 75244.  Paradigm Group II, LLC's address is 60 Revere Drive, Suite 725, Northbrook, IL 60062. Messrs. Shahsavari, Ferdowsi and Aminmadani address is 1728 General George Patton Drive, Suite 200, Brentwood, TN 37027. Tacala, LLC’s address is 4268 Cahaba Heights Court, Birmingham, AL 35243. Mark Haugejorde’s address is 5851 Franklin Goldmine Rd
Cumming, GA  30040.

(4)	Of these shares, 1,470,000 are subject to a Holdback Escrow Agreement securing the Indemnity Agreement of XFormity under its acquisition agreement of September 27, 2004.
(5)

Includes debenture convertible to acquire 2,666,666 shares at $0.12 per share, at the option of holder.  The debenture contains a covenant that restricts conversion if such conversion results in the holder owning, in the aggregate, more than 4.99% of the total issued and outstanding shares of the Company.

(6)

Includes debenture convertible to acquire 1,666,666 shares at $0.12 per share, at the option of holder.  The debenture contains a covenant that restricts conversion if such conversion results in the holder owning, in the aggregate, more than 4.99% of the total issued and outstanding shares of the Company.

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

Item 12.   Certain Relationships and Related Party Transactions.

In the three fiscal years ended June 30, 2006, the Company entered into a series of transactions with Paradigm Millennium Fund, LP, Paradigm Group, LLC and Paradigm Group II, LLC (collectively "Paradigm Group"). Paradigm Group, II, LLC is the sole general partner of Paradigm Millennium Fund, LP.

On October 1, 2003, in consideration for cash of $300,000 the Company issued to the Paradigm Group:

1)	409,836 shares of common stock; and

2)

Share purchase warrants to acquire 245,877 shares of common stock at a price of $2.00 per share.  In June 2004, Paradigm Group relinquished all their then existing warrants to purchase stock at prices between $2.00 and $4.00 per share that all expired unexercised.

As a result of these transactions and purchases of our common stock in the open market, Paradigm Group holds, in aggregate, 11,226,031 shares or 28.01% of the issued and outstanding shares of the Company as of the date of this statement. Paradigm Group also held share purchase warrants to purchase 5,869,500 shares of common stock at $0.26 per share that expired unexercised on December 31, 2005.

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

In connection with the merger agreement, XFormity agreed to pay Paradigm Group II, LLC, a fee consisting of 10% of the pre-merger XFormity equity.  Paradigm assigned to Sergio Nesti, a former director of the Company, as a consulting fee, approximately 1.4% of that 10% pre-merger equity.  Upon consummation of the merger, those interests were converted into 1,544,798 of the Company’s shares for Paradigm and 250,000 of the Company’s shares for Mr. Nesti.

In each of the fiscal years ended June 30, 2006 and 2005, the Company paid or accrued rent of $12,000 to a company controlled by a significant stockholder of the Company. The rent included administrative services provided to the Company.

Customers, who are also stockholders in the Company, generated revenues approximating $328,000 and $265,000 in fiscal years 2006 and 2005, respectively.  Owners from two of those respective customers, Messrs. Shahasavari and Taylor, serve as members of the Board of Directors and the Audit Committee.  Paul Dwyer, a former senior executive of SEI Information Technology, the company that provides the Company's customers with primary technical support and that received payments approximating $129,000 and $130,000 during fiscal years 2006 and 2005, respectively, also serves as a member of the Board of Directors.

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

********	10.35	Employment agreement dated May 29, 2003 between Xtract Informatics Inc. and Garry Kupecz.
********	10.36	Agreement dated July 29, 2003 between Liang Wang, Kai Xu, Hai Bo Fan, Jianwen Zhang and XML Global Technologies, Inc. a Colorado company and it’s wholly owned subsidiaries.
********	10.37	Letter of intent dated June 30, 2003 between XML-Global Technologies, Inc. and Xenos Group Inc.
********	10.38	Definitive purchase and sale agreement dated August 21, 2003 between XML-Global Technologies, Inc. and Xenos Group Inc.
********	10.39	iWay Software, Inc. Termination Agreement and Mutual General Release.
********	10.40	Xtract Sale Agreement
********	10.41	Transfer Agreement dated April 14, 2003 with Developers
	10.42	Grant of Right of First Option dated April 14, 2003 with Developers
********	10.43	Agreement dated July 4, 2003 with Developers
*********	10.44	Agreement and Plan of Merger dated as of August 13, 2004.
*********	10.45	Articles of Amendment to Articles of Incorporation
*********	10.46	Statement of Merger
*********	10.47	Closing Escrow Agreement dated as of September 27, 2004.
*********	10.48	B-50 Indemnity Agreement dated as of September 27, 2004
*********	10.49	Holdback Escrow Agreement dated as of September 27, 2004
*********	10.50	Indemnity Agreement by and among XFormity, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, L.P. dated as of September 27, 2004.

*********	10.51	Escrow Agreement by and among XFormity, Inc., Paradigm Group II, LLC Paradigm Millennium Fund, L.P. and Clifford L. Neuman, P.C. dated as of September 27, 2004.
*********	10.52	Employment Agreement by and among XFormity, Inc. and Jack Rabin effective as of September 27, 2004.
*********	10.53	Employment Agreement by and among XFormity, Inc. and Drew Seale effective as of September 27, 2004.
*********	10.54	Employment Agreement by and among XFormity, Inc. and Mark Haugejorde effective as of September 27, 2004.
*********	10.55	Employment Agreement by and among XFormity, Inc. and Chris Ball effective as of September 27, 2004.
	10.56	General Security Agreement dated January 27, 2006 (filed herewith)
	10.57	Trust Indenture dated January 27, 2006 (filed herewith)
	10.58	Subordination Agreement dated January 27, 2006 (filed herewith)
XX	10.59	Settlement Agreement and Release between Xformity Technologies, Inc. and Mark Haugejorde dated April 26, 2006
X	14.1	Code of Ethics
***	22.0	List of Subsidiaries
	31.0	Certifications
	32.0	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Registration Statement on Form 10-SB filed with the Commission on November 18, 1997
**	Incorporated by referenced from the Current Report on Form 8-K which was filed with the Commission on September 8, 1999
***	Incorporated by reference from the Registration Statement on Form SB-2 which was filed with the Commission on October 3, 2000
****	Incorporated by reference from the Current Report on Form 8-K that was filed with the Commission on June 30, 2000.
*****	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended June 30, 2002, which was filed with the Commission on September 30, 2002
******	Incorporated by reference from the Quarterly Report on Form 10-QSB for the period ended December 31, 2002, which was filed with the Commission on February 14, 2003
*******	Incorporated by reference from the Quarterly Report on Form 10-QSB for the period ended March 31, 2003, which was filed with the Commission on May 15, 2003
********	Incorporated by reference from the Annual Report on Form 10-KSB for the period ended June 30, 2003, which was filed with the Commission on October 10, 2003
*********	Incorporated by reference from the Current Report on Form 8-K, which was filed with the Commission on October 1, 2004
X	Incorporated by reference from the Annual Report on Form 10-KSB for the period ended June 30, 2004, which was filed with the Commission on October 14, 2004
Incorporated by reference from the Current Report on Form 8K as filed with the Commission on April 27, 2006

(b)	Reports on Form 8-K
	1.	Current Report on Form 8-K dated May 19, 2006, Item 7.01, as filed with the Commission on June 5, 2006.
	2.	Current Report on Form 8-K dated June 14, 2006, Items 4.02, as filed with the Commission on June 20, 2006.
	3.	Current Report on Form 8-K dated May 4, 2006, Item 5.02, as filed with the Commission on May 9, 2006
	4.	Current Report on Form 8-K dated April 25, 2006, Item 5.02, as filed with the Commission on April 27, 2006
	5.	Current Report on Form 8-K dated April 6, 2006, Item 7.01, as filed with the Commission on April 10, 2006

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

AM&G had a relationship with American Express Tax and Business Services, Inc. (“TBS”) that was terminated upon the sale of TBS to RSM McGladrey (“RSM”) effective October 1, 2005.  They currently have a similar relationship with RSM from which AM&G leases auditing staff who are full time, permanent employees of RSM (Formerly TBS) and through which its partners provide non-audit services. As a result of this arrangement, AM&G had no full time employees and, therefore, none of the audit services performed was provided by permanent full-time employees of AM&G.  AM&G managed and supervised the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

No other services have been provided by TBS or RSM.

After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.	2006	2005

Audit fees - audit of annual financial statements and review of financial statements included in our 10-QSB, services normally provided by the accountant in connection with statutory and regulatory filings.

	$ 97,000	$ 55,700

Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	20,200	2,900

Tax fees - tax compliance, tax advice and tax planning	4,000	4,000

All other fees - services provided by our principal accountants other than those identified above	-0-	-0-

Total fees paid or accrued to our principal accountants	$ 121,200	$ 58,600

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

A variety of factors could cause actual results to differ materially from those expected in our forward-looking statements, including those set forth from time to time in our press releases and reports and other filings made with the Securities and Exchange Commission. We caution that such factors are not exclusive. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date: October 6, 2006	/s/ Christopher Ball Christopher Ball Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christopher Ball Christopher Ball	Chief Executive Officer and Director	October 6, 2006

/s/ C. Drew Seale	Chief Technical Officer and Director	October 6, 2006
C. Drew Seale

/s/ Jack Rabin	Chief Financial Officer and Director	October 6, 2006
Jack Rabin

/s/ Michael Shahsavari	Director	October 6, 2006
Michael Shahsavari

/s/ Shawn Taylor	Director	October 6, 2006
Shawn Taylor

/s/ Paul Dwyer	Director	October 6, 2006
Paul Dwyer