Form 10KSB/A
period 2006-06-30
XFormity Technologies, Inc.
filed 2006-10-13
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-KSB/A

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

XFormity Technologies, Inc.

Date: October 13, 2006	/s/ Christopher Ball Christopher Ball Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christopher Ball Christopher Ball	Chief Executive Officer and Director	October 13, 2006

/s/ C. Drew Seale	Chief Technical Officer and Director	October 13, 2006
C. Drew Seale

/s/ Jack Rabin	Chief Financial Officer and Director	October 13, 2006
Jack Rabin

/s/ Michael Shahsavari	Director	October 13, 2006
Michael Shahsavari

/s/ Shawn Taylor	Director	October 13, 2006
Shawn Taylor

/s/ Paul Dwyer	Director	October 13, 2006
Paul Dwyer