Form 10KSB/A
period 2006-06-30
XFormity Technologies, Inc.
filed 2006-10-17
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-KSB/A-2

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

Altschuler, Melvoin and Glasser LLP

Certified Public Accountants

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

Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
October 4, 2006

One South Wacker Drive, Suite 800, Chicago, Illinois  60606-3392

312.384.6000 FAX 312.634.3410   www.amgnet.com

XFormity Technologies, Inc. and Subsidiary
                      Consolidated Balance Sheets

	June 30, 2006	June 30, 2005 Restated
ASSETS
Current Assets
Cash and cash equivalents	$ 74,309	$ 120,767
Accounts receivable	45,297	54,746
Prepaid expenses	10,705	14,334
Total current assets	130,311	189,847
Property and equipment, net	51,369	59,908
Other assets	3,800	3,800
Total Assets	$ 185,480	$ 253,555

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$ 1,497,628	$ 749,270
Loan payable	50,000	-
Accrued expenses	113,213	32,923
Severance liability	72,883	-
Deferred revenue	26,225	28,298
Current portion – deferred credits	12,898	-
Convertible debentures- net of unamortized discount of beneficial conversion feature	777,614	100,000
Total Current Liabilities	2,550,461	910,491
Deferred credits-net of current portion	203,172	100,000
Total liabilities	2,753,633	1,010,491

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at June 30, 2006 and 2005	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 40,078,337 and 35,911,672 shares issued and outstanding at June 30, 2006 and 2005	4,008	3,591
Additional paid-in capital	4,249,668	3,091,752
Accumulated deficit	(6,821,829)	(3,852,279)
Total Stockholders' Deficit	2,568,153)	(756,936)
Total Liabilities and Stockholders' Deficit	$ 185,480	$ 253,555

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

XFormity Technologies, Inc.

Date: October 17 , 2006	/s/ Christopher Ball Christopher Ball Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christopher Ball Christopher Ball	Chief Executive Officer and Director	October 17 , 2006

/s/ C. Drew Seale	Chief Technical Officer and Director	October 17 , 2006
C. Drew Seale

/s/ Jack Rabin	Chief Financial Officer and Director	October _17, 2006
Jack Rabin

/s/ Michael Shahsavari	Director	October 17, 2006
Michael Shahsavari

/s/ Shawn Taylor	Director	October 17, 2006
Shawn Taylor

/s/ Paul Dwyer	Director	October 17, 2006
Paul Dwyer