Form 10QSB
period 2006-09-30
XFormity Technologies, Inc.
filed 2006-11-20
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-QSB

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Common stock, $0.0001 par value, outstanding at November 10, 2006: 40,078,337

Transitional Small Business Disclosure Format (Check one):  Yes         ; No ___X___

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

                                                                                                                                            (Unaudited)
	September 30,	June 30,
	2006	2006
ASSETS
Current Assets
Cash and cash equivalents	$ 204,651	$ 74,309
Accounts receivable	62,891	45,297
Prepaid expenses	10,830	10,705
Total current assets	278,372	130,311
Property and equipment, net	48,247	51,369
Other assets	3,800	3,800
Total Assets	$ 330,419	$ 185,480

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$ 1,717,197	$ 1,497,628
Loan payable	100,000	50,000
Accrued expenses	116,449	113,213
Severance liability	38,847	72,883
Deferred revenue	16,755	26,225
Current portion - deferred credits	12,608	12,898
Convertible debentures- net of unamortized discount of beneficial conversion feature	1,081,641	777,614
Total Current Liabilities	3,083,497	2,550,461
Deferred credits-net of current portion	199,961	203,172
Total liabilities	3,283,458	2,753,633

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at September 30, 2006 and June 30, 2006	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 40,078,337 shares issued and outstanding at September 30, 2006 and June 30, 2006	4,008	4,008
Additional paid-in capital	4,455,001	4,249,668
Accumulated deficit	(7,412,048)	(6,821,829)
Total Stockholders' Deficit	(2,953,039)	(2,568,153)
Total Liabilities and Stockholders' Deficit	$ 330,419	$ 185,480

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Operations

	(Unaudited)
	Three Months Ended September 30,
	2006	2005

Revenue	$ 266,443	$ 169,003
Cost of revenue	137,663	112,824
Research and development	101,561	134,483
Marketing and selling	61,698	19,555
General and administrative	373,084	692,596
Total operating expenses	674,006	959,458
Loss from operations	(407,563)	(790,455)
Interest expense, net	(182,656)	(4,362)
Loss before provision for income taxes	(590,219)	(794,817)
Provision for income taxes	-	-
Net loss	$ (590,219)	$ (794,817)

Net loss per share - basic	$ (0.01)	$ (0.02)

Weighted average number of shares - basic	40,078,337	35,911,672

The accompanying notes are an integral part of these consolidated financial statements.

.

     XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended September 30,
	2006	2005
Operating activities:
Net loss	$ (590,219)9)	$ (794,817)
Depreciation	6,030	6,531
Non-cash transactions for:
Interest charge for beneficial conversion feature in convertible debentures	157,360	-
Changes in:
Accounts receivable	(17,594)4)	28,817
Prepaid expenses and other assets	(125)5)	2,629
Accounts payable	219,569	428,364
Accrued expenses	3,236	13,641
Severance liability	(34,036)	-
Deferred revenue	(9,470)	(13,412)
Deferred credits	(3,501)	-

Net cash used in operating activities	(268,750)	(328,247)

Investing activities:
Purchases of property and equipment	(2,908)	(10,745)
Net cash used in investing activities	(2,908)	(10,745)

Financing activities:
Loan proceeds	50,000	-
Proceeds from issuance of convertible debentures	352,000	350,000
Net cash provided by financing activities	402,000	350,000
Increase in cash and cash equivalents	130,342	11,008
Cash and cash equivalents, beginning of period	74,3099	120,767
Cash and cash equivalents, end of period	$ 204,6511	$ 131,775

Supplemental disclosure of non-cash financing and investing activities
Additional paid-in capital from beneficial conversion feature in convertible debentures	$ 205,333	$ -

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)

Note 1 - Organization and Nature of Business.

XFormity Technologies, Inc., (the “Company”) a Colorado Corporation, designs and implements business intelligence software for large and mid-size companies with a focus in the quick service restaurant industry. The quick service restaurant industry may be defined as restaurants that serve "fast food" ordered and delivered reasonably quickly either at walk-in counters or drive-through facilities. This software provides flexible, extensible solutions to help the Company’s clients streamline the flow of business information. The Company currently provides its QSRx business intelligence and BPx financial software products to an existing customer base approximating over 2,000 individual franchisee stores. A strategic partner provides primary technical support for all of these customers along with billing and collection services. The Company continues to pursue business opportunities that if successful would, in the opinion of management, render the Company viable. There can be no assurance that these opportunities will result in agreements or profits.

All of the Company's operations during the reporting periods were conducted within the quick service restaurant industry and the Company expects to continue to primarily focus its operations in that industry segment.

The Company has incurred significant losses resulting in a stockholders' deficit exceeding $2,950,000 at September 30, 2006. The Company has addressed resulting liquidity issues through the issuance of convertible debentures that has raised a total of $1,477,000 in working capital through September 30, 2006. An additional $25,000 was raised in October 2006. The Company has met with one of its creditors to discuss a significant reduction in its obligation to them and with various institutional and individual investors for the purpose of raising additional capital. The Company will need additional financing and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock. If adequate funds are not available or not available on acceptable terms, it could have a materially adverse effect on the Company's financial condition and results of operations.

Note 2. Basis of Financial Statement Presentation.

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2006 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management’s plans to obtain these capital resources include raising additional capital through sales of convertible debentures, $1,477,000 of which was raised as of September 30, 2006, and common stock, and continuing to develop and market its business intelligence software. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Note 3. Significant Accounting Policies.

The Company believes its critical accounting policies for the period July 1, 2006 to September 30, 2006 are revenue recognition, software development costs, accounting for research and development expenses and accounting for convertible securities with beneficial conversion features under accounting principles generally accepted in the United States and that they are adhered to in the accompanying consolidated financial statements.

Principles of Consolidation
The consolidated financial statements include the accounts of XFormity Technologies, Inc. and its wholly-owned operating subsidiary, XFormity, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments
The carrying amounts of cash, accounts receivable, prepaid expenses, accounts payable, loan payable, accrued expenses, severance liability, deferred revenue, deferred credits and convertible debentures reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

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

Software Development Costs
The Company capitalizes internally generated software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of software development costs begins when a product's technological feasibility is established. Costs incurred for research and development of products where technological feasibility has not yet been established are expensed as incurred. There were no capitalized software development costs at September 30, 2006.

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

In January 2006, the Board of Directors, to maintain the Company’s goodwill with its customers and to raise additional capital, agreed to offer all of the consortium members the following options in exchange for any further billing credits: (1) a right to receive $150,000 in QSRx billing credits applied against their monthly QSRx billings at a rate of 25% of the billings commencing July 1, 2006, or (2) a right to receive an additional 833,333 shares of the Company’s common stock per consortium member. These shares would be in addition to the shares issued to consortium members in exchange for their original $100,000 investment (totaling $700,000) in 2004.

The one consortium member elected option (1), that commenced January 1, 2006, effectively changing the terms of his original agreement described above. One of the remaining six consortium members has also elected option (1) that commenced July 1, 2006. The amounts of the billing credits for those consortium members are reflected at their present value as deferred credits amortized over their projected respective lives. The interest factor in the deferred credits is a charge to interest expense. The five remaining consortium members elected the second option and received their respective shares of the Company’s common stock in fiscal 2006.

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

Note 4 Accounts Payable
Accounts payable represents balances due to trade creditors, fees for professional services incurred for legal, accounting and audit services and license fees and commissions payable. Approximately $1,624,000 and $1,396,000 included in the respective September 30, 2006 and June 30, 2006 balances are for legal fees, most of which are past due, primarily incurred in the defense of the patent infringement suit filed by a competitor in the QSR industry. The Company is also obligated under an agreement to pay 15% of its QSRx revenues on one customer, for a period of five years, to a consulting company. The liability under that agreement began in the current fiscal year and the amount due in this period of $12,846 is reflected in the total of accounts payable.

Note 5 Other Current Liabilities
Loan Payable
In October 2006, the Company agreed to pay interest at 7% per annum effective November 1, 2006 on its unsecured loans of $100,000 from one of its customers that is affiliated with one of the Company’s stockholders.

Accrued Expenses

	September 30,	June 30,
	2006	2006
401 (K) obligation	$ 37,547	$ 50,667
Accrued interest on convertible debentures	71,311	47,168
Other	7,591	15,378
Totals	$ 116,449	$ 113,213

Severance Liability
Severance obligation represents the balance due under an agreement with a former executive who resigned in April 2006. This obligation, including compensation and health care benefits, requires payments through January 2007.

Note 6 Convertible Debentures
In April 2005, the Board of Directors of the Company approved a private placement of unsecured convertible debentures of up to $1,000,000. As of December 31, 2005, the Company had issued in exchange for cash, $600,000 of the debentures.

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

The holders of the previous convertible debentures have exchanged those notes for the new convertible debentures issued under the revised term-sheet above. This was deemed not to be a debt modification by management under Emerging Issues Task Force Consensus 96-19, Debtor Accounting For a Modification or Exchange of Debt Instruments.

As of September 30, 2006, the Company has issued for cash, an aggregate of $1,477,000 of convertible debentures. It was determined that the issuances of these convertible debentures under the revised term sheet have a beneficial conversion feature. The Company valued this beneficial conversion feature at its intrinsic value. The unamortized discount of the beneficial conversion feature for the current period created a corresponding credit to additional paid-in capital in the amount of $205,333.

The unamortized discount of beneficial conversion feature of $395,359 is a contra-liability to the related debt. The total discount of the beneficial conversion feature is $738,667. The amortized amount of $157,360 in the current period was a non-cash charge to income in the current quarter that reduced the contra-liability amount. The remaining amount will be amortized over the one year period commencing with the date of issuance of the debentures through the earlier of its maturity or conversion date into common stock. The initial beneficial conversion feature is calculated as the difference between the market price on dates of issuance of the convertible debentures and the conversion price of $0.12.

Of the total issued through September 30, 2006, $1,020,000 of these convertible debentures is held by stockholders who are also customers of the Company. Accrued interest on the aggregate debentures was $71,311 at September 30, 2006. There were no discounts or commissions incurred on the sale of the debentures. The Company raised an additional $25,000 in October 2006 but has no assurance as to how much in additional subscriptions will be received in the private offering.

Through October 2006, the Company has issued $1,502,000 of convertible debentures. The note-holders under the terms of the debentures have the right to convert their notes into shares of the Company’s common stock at $0.12 per share. If all of the notes were converted, the Company would be required to issue an additional 12,516,666 shares.

Note 7 Income Taxes

At September 30, 2006, the Company had net operating loss carry-forwards totaling approximately $5,322,000 that begin to expire in 2022. No tax benefit has been reported in the September 30, 2006 and 2005 financial statements because the Company believes a portion or all of the carry-forward may expire unused. The difference between the Company's financial statement losses and tax losses is primarily expenses not deductible for tax purposes including the interest charge of $157,360 in 2006 from the beneficial conversion feature in the convertible debentures. Accordingly, $154,000 for 2006 and $256,000 for 2005, the respective tax benefit of the loss carry-forward has been offset by a valuation allowance of the same amount. The following are the components of the income tax provision:

Statement of Operations
For the Three Months Ended September 30,	2006	2005
Federal Income tax provision (benefit)	$(154,000)	$(256,000)
Total provision (benefit) for income taxes	(154,000)	(256,000)
Valuation allowance	154,000	256,000
Provision for income tax	$ -	$ -

The deferred tax asset at September 30, 2006 and 2005 is as follows:

Balance Sheet	September 30,	June 30,
	2006	2006
Deferred tax asset primarily arising from Net Operating Loss Carry-forwards	$ 1,762,000	$ 1,608,000
Valuation allowance	(1,762,000)	(1,608,000)
Net deferred tax asset	$ -	$ -

Note 8 Loss per Share
Basic loss per share is calculated based on the weighted-average number of outstanding common shares. For the quarters ended September 30, 2006 and 2005, the fully diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of options would be anti-dilutive.

Note 9 Stock Compensation
Upon issuance of stock options to employees in years prior to fiscal year 2004, the Company elected to apply Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations (intrinsic value) in accounting for the issuance.  The Company adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-based Compensation.  Although there were no options issued in 2006, 15,704 shares of common stock were issued to a former director in fiscal 2005 through a cashless exercise of 50,000 options valued at the difference between the exercise price and the closing market price on the date of exercise of the Company's common stock.  No compensation expense was required under SFAS 123; therefore, no pro-forma disclosures are made.
Note 10 1999 Equity Incentive Plan
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

For the Quarter Ended September 30,	2006	2005

	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	25,000	$0.26	25,000	$0.26
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding and exercisable at end of period	25,000	$0.26	25,000	$0.26

Note 11 Related Party Transactions
Eight of our customers who are also stockholders in the Company, generated revenues approximating $76,900 and $77,800 in the three months ended September 30, 2006 and 2005, respectively. Owners from two of those respective customers serve as members of the Board of Directors and the Audit Committee. A former senior executive of SEI Information Technology, the strategic partner that provides the Company's customers with primary technical support and that received payments approximating $30,900 and $30,400 during the three months ended September 30, 2006 and 2005, respectively, also serves as a member of the Board of Directors.

Of the total convertible debentures issued through September 30, 2006, $1,020,000 is held by stockholders who are also customers of the Company.

In the respective three months ended September 30, 2006 and 2005, the Company paid or accrued rent of $3,000 to a company controlled by a major stockholder of the Company. The rent included space and administrative services provided to the Company.

Note 12 Commitments

As of September 30, 2006, the Company is on a month-to-month lease for $1,835 per month at its Dallas location after its original lease expired on September 30, 2005. There were no significant renewal or purchase options and the Company currently intends to relocate its offices in the Dallas area to provide for expansion when necessary. The Company also has a month-to-month lease for $1,000 per month at its Northbrook, Illinois office, which includes administrative services.

In August 2006, the Company entered into a limited financing agreement with Galen Capital Group, LLC to assist in developing sources of funding to meet the future capital requirements of the Company. Terms, among others, provide for fees of $7,500 per month for six months and other success fees.

Note 13 Subsequent Events

As of October 2006, the Company sold an additional $25,000 of its 7% Secured Convertible Debentures. Of the additional debenture sold, the accredited investor who purchased them is related to a current customer and stockholder. This subsequent issuance also included a beneficial conversion feature in the amount of $2,083 that will be a non-cash charge against future operations.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Safe Harbour - Forward Looking Statements

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

RESULTS OF OPERATIONS

REVENUE. The Company contracts with its clients for development and sale of business intelligence software, primarily its QSRx software product that is billed on a monthly basis to its customers’ respective franchise locations. For the three months ended September 30, 2006, the Company generated $266,443 in revenue compared to $169,003 in the comparative period in the prior year. The increase in revenue in the current quarter is primarily attributable to an implementation of 875 new Burger King Corporate stores

COST OF REVENUE. The cost of revenue for the three months ended September 30, 2006 consists primarily of personnel, related payroll costs and technical support costs to our customers. During the current quarter, we added additional franchises to our customer base that increased the technical support costs minimally. Other costs include travel, data hosting services, telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data. The costs for the three month period ended September 30, 2006 were $137,663 compared to $112,824 in the comparative period of the prior year. The increase is attributable to the reallocation of our personnel and related costs based on their actual time incurred in operations. All of the other operational costs remained fairly constant.

RESEARCH AND DEVELOPMENT. Research and development costs are charged to operations as incurred and consist primarily of personnel and related benefit costs. The costs for the three months ended September 30, 2006 were $101,561 compared to $134,483 in the comparative period of the prior year and decreased due to fewer personnel. This decrease was also primarily due to the reallocation of personnel and their related costs. The Company’s research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the quick service restaurant market.

MARKETING AND SELLING. The marketing and selling expenses in the current year include the payroll and related costs and expenses of a sales and marketing director effective July 1, 2006 and the reallocation of personnel and related costs based on time incurred in this respective category. The Company incurred additional costs for marketing at trade shows and brochures. In the prior year’s comparative period, the expenses incurred by the Company consisted of marketing services provided by SEI Customer Care, Inc. and direct selling expenses related to business development. The costs for the three month period ended September 30, 2006 were $61,698 compared to $19,555 in the comparative period of the prior year. For the current fiscal year, the Company expects to expand its customer base through direct sales and through referrals from its relationship with existing clients.

GENERAL AND ADMINISTRATIVE. Our general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, patent litigation and our independent auditor, rent, expenses related to being a public company and other operating costs. The costs for the three months ended September 30, 2006 were $373,084 compared to $692,596 in the comparative period of the prior year. The decrease for the three month period was primarily attributable to the elimination of the cost of a former Company executive and his related costs and expenses, the reallocation of executive compensation to operations and marketing based on the time incurred in those respective categories, reduced patent litigation and professional fees.

INTEREST EXPENSE. Interest expense consists primarily of the amortization of the discount of the beneficial conversion feature in the convertible debentures of $157,360, the accrual of $24,143 on the convertible debentures, the interest incurred on the deferred credits of $2,174 offset by interest earned on cash equivalents during the period.

NET LOSS. The net loss for the three month periods ended September 30, 2006 was $590,219 compared with a net loss of $794,817 for the comparative period in 2005. The decrease in the net loss was primarily the result of the additional revenue from the Burger King corporate account, reduced executive compensation and the related costs thereof, and reduced litigation and professional fees.

The net loss applicable to common stockholders for the three months ended September 30, 2006 was $590,219, or $0.01, on 40,078,337 weighted average common shares outstanding. This compares with the net loss available to common stockholders for the three month periods ended September 30, 2005 of $794,817, or $0.02 per share, on 35,911,672 weighted average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred operating losses and negative cash flows from operations in each quarter since it commenced operations. As of September 30, 2006, there was an accumulated deficit of $7,412,048 and our cash position is $204,651. The Company does not expect to generate operating earnings in the current fiscal year and not until it achieves a substantial customer base and related revenues necessary to cover its operational costs.

In January 2006, to raise additional capital, the Board of Directors approved a revised term sheet for its convertible debentures providing (a) an increase in the amount to be raised in the private placement from $1 million to $2 million; (b) a reduction in the conversion terms from the lesser of “(i) 80% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $2,000,000 in cumulative gross proceeds, or (ii) $0.28” to now 70% or $0.12, respectively; and lastly (c) the securitization of the debentures with the assets of the Company’s wholly owned subsidiary, XFormity, Inc.  If the investor elects to receive cash in lieu of stock, that will be payable only at maturity. The term of these debentures, and their maturity dates, remain one year from date of issuance. The principal amount of the debentures accrues interest at the rate of 7% per annum. The interest will be payable at maturity. There can be no assurance how much in subscriptions will ultimately be received in this private offering.

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

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended September 30, 2006 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

A competitor has claimed in a civil action that the Company has infringed on its patent. In September 2006, due to the need to raise additional funding and the high cost of defending the patent infringement litigation, the Company negotiated a Settlement Term Sheet with the plaintiff, subject to final documentation, to pay license fees commencing with the signing of a formal settlement that is currently under review as of this filing date. Under certain indemnification and escrow agreements, 1,470,000 shares of the common stock issued to one XFM stockholder have been withheld in escrow to cover potential litigation liabilities and the Company will attempt to utilize those shares of stock towards fulfilment under the settlement agreement.

As of the date of this report, there are no other pending legal proceedings in which we or any of our officers, directors or affiliates is a party, and we are not aware of any threatened legal proceedings.

ITEM 2.      UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

In connection with the acquisition of XFormity, Inc. by the Company that was consummated on September 27, 2004, we issued to the former shareholders of XFormity, Inc. an aggregate of 17,947,984 shares of common stock and warrants exercisable to purchase an additional 5,869,500 shares of common stock at an exercise price of $0.26 per share. All of those warrants expired unexercised. The securities were issued to a total of 25 former XFormity, Inc. shareholders, 20 of which qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), and the other five of whom possessed the knowledge and experience in financial and business matters required under Rule 506(b)(2)(ii) of Regulation D. The securities were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements thereof contained in Section 4(2) and Regulation D, Rule 506 thereunder. The securities were all taken for investment and were subject to appropriate restrictions on transfer.

Under an initial offering in May 2005, the Company authorized the sale and issuance of up to $1,000,000 in convertible debentures. Those securities were issued to five current shareholders of XFormity Technologies, Inc. in the amount of $450,000. In January 2006, the Company increased the authorized amount to $2,000,000 and through the filing date has sold debentures in the aggregate amount of $1,502,000. (See Note 5 Convertible Debentures for the terms) The Securities were sold to ten (10) persons, each of whom qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the

Securities Act of 1933 as amended (the "Securities Act"). There are an aggregate of ten accredited investors who have participated in the offering. The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Rule 506 of Regulation D thereunder. Each of the investors in the offering qualified as an "accredited investor". The Securities were all taken for investment purposes, not for resale, and were subject to appropriate restrictions on transfer. All proceeds of the offering have been used for general working capital purposes.

ITEM 3.      DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the three months ended September 30, 2006.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.      EXHIBITS AND REPORTS ON Form 8-K

Exhibits

31.	Certification

32.	Certification pursuant to USC Section 1350

Reports on 8-K
1.	Current Report on Form 8-K/A, Item 4.02, dated June 14, 2006, as filed with the Commission on September 7, 2006

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date: November 20, 2006	/s/ Christopher Ball Christopher Ball Chief Executive Officer
Date: November 20, 2006	/s/ Jack Rabin Jack Rabin Chief Financial Officer