Form 10QSB
period 2006-12-31
XFormity Technologies, Inc.
filed 2007-02-14
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-QSB

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

Common stock, $0.0001 par value, outstanding at February 9, 2007: 40,078,337

Transitional Small Business Disclosure Format (Check one):  Yes         ; No ___X___

3

PART I.	FINANCIAL INFORMATION	PAGE
Item 1.	Financial statements

	Consolidated Balance Sheets - December 31, 2006 (unaudited) and June 30, 2006	3

	Unaudited Consolidated Statements of Operations - Six Months and Three Months Ended December 31, 2006 and 2005	4

	Unaudited Consolidated Statements of Cash Flows - Six Months Months Ended December 31, 2006 and 2005	5

	Notes to Unaudited Consolidated Financial Statements	6-12

Item 2.	Management's Discussion and Analysis or Plan of Operations	12-15

Item 3.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15-16

Item 2.	Unregistered Sales of Securities and Use of Proceeds	16

Item 3.	Defaults upon Senior Securities	16-17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

3

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

 (Unaudited)
	December 31,	June 30,
	2006	2006
ASSETS
Current Assets
Cash and cash equivalents	$ 39,254	$ 74,309
Accounts receivable	35,668	45,297
Prepaid expenses	34,470	10,705
Total current assets	109,392	130,311
Property and equipment, net	42,218	51,369
Other assets	3,800	3,800
Total Assets	$ 155,410	$ 185,480

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$ 1,748,013	$ 1,497,628
Loan payable	100,000	50,000
Accrued expenses	152,512	113,213
Severance liability	-	72,883
Deferred revenue	3,686	26,225
Current portion - deferred credits	12,766	12,898
Convertible debentures- net of unamortized discount of beneficial conversion feature	1,287,557	777,614
Total Current Liabilities	3,304,534	2,550,461
Deferred credits-net of current portion	196,710	203,172
Total liabilities	3,501,244	2,753,633

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at December 31, 2006 and June 30, 2006	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 40,078,337 shares issued and outstanding at December 31, 2006 and June 30, 2006	4,008	4,008
Additional paid-in capital	4,457,084	4,249,668
Accumulated deficit	(7,806,926)	(6,821,829)
Total Stockholders' Deficit	(3,345,834)	(2,568,153)
Total Liabilities and Stockholders' Deficit	$ 155,410	$ 185,480

The accompanying notes are an integral part of these consolidated financial statements.

3

XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Operations

	(Unaudited) Three Months Ended December 31,		(Unaudited) Six Months Ended December 31,
	2006	2005	2006	2005
Revenue	$ 249,488	$ 182,758	$ 515,931	$ 351,761
Cost of revenue	136,145	123,481	273,808	236,305
Research and development	74,323	131,598	175,884	266,080
Marketing and selling	83,773	5,458	145,471	25,014
General and administrative	136,038	306,793	509,122	999,391
Total operating expenses	430,279	567,330	1,104,285	1,526,790
Loss from operations	(180,791)	(384,572)	(588,354)	(1,175,029)
Interest expense, net	(214,087)	(8,168)	(396,743)	(12,528)
Loss before provision for income taxes	(394,878)	(392,740)	(985,097)	(1,187,557)
Provision for income taxes	-	-	-	-
Net loss	$ (394,878)	$ (392,740)	$ (985,097)	$ (1,187,557)

Net loss per share - basic	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.03)

Weighted average number of shares - basic	40,078,337	35,911,672	40,078,337	35,911,672

The accompanying notes are an integral part of these consolidated financial statements.

.

1

     XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended December 31,
	2006	2005
Operating activities:
Net loss	$ (985,097)	$ (1,187,557)
Depreciation	12,060	15,914
Non-cash transactions for:
Interest charge for beneficial conversion feature in convertible debentures	340,359	-
Changes in:
Accounts receivable	9,629	13,546
Prepaid expenses and other assets	(23,765)	(25,144)
Accounts payable	242,597	590,876
Accrued expenses	47,086	26,499
Severance liability	(72,883)	-
Deferred revenue	(22,539)	(26,538)
Deferred credits	(6,594)	-

Net cash used in operating activities	(459,147)	(592,404)

Investing activities:
Purchases of property and equipment	(2,908)	(19,300)
Net cash used in investing activities	(2,908)	(19,300)

Financing activities:
Loan proceeds	50,000	-
Proceeds from issuance of convertible debentures	377,000	500,000
Net cash provided by financing activities	427,000	500,000
Decrease in cash and cash equivalents	(35,055)	(111,704)
Cash and cash equivalents, beginning of period	74,309	120,767
Cash and cash equivalents, end of period	$ 39,254	$ 9,063

Supplemental disclosure of non-cash financing and investing activities
Additional paid-in capital from beneficial conversion feature in convertible debentures	$ 207,416	$ -

The accompanying notes are an integral part of these consolidated financial statements.

3

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006
(Unaudited)

Note 1 - Organization and Nature of Business.

XFormity Technologies, Inc., (the “Company”) a Colorado Corporation, designs and implements business intelligence software for large and mid-size companies with a focus in the quick service restaurant industry. The quick service restaurant industry may be defined as restaurants that serve "fast food" ordered and delivered reasonably quickly either at walk-in counters or drive-through facilities. This software provides flexible, extensible solutions to help the Company’s clients streamline the flow of business information. The Company currently provides its QSRx business intelligence and BPx financial software products to an existing customer base approximating over 2,000 individual franchisee and company owned stores. The Company continues to pursue business opportunities that if successful would, in the opinion of management, render the Company viable. There can be no assurance that these opportunities will result in agreements or profits.

All of the Company's operations during the reporting periods were conducted within the quick service restaurant industry and the Company expects to continue to primarily focus its operations in that industry segment.

The Company has incurred significant losses resulting in a stockholders' deficit exceeding $3,345,000 at December 31, 2006. The Company has addressed resulting liquidity issues through the issuance of convertible debentures that has raised a total of $1,502,000 in working capital through December 31, 2006. The Company has met with one of its creditors to discuss a significant reduction in its obligation to them and with various institutional and individual investors for the purpose of raising additional capital. The Company will need additional financing and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock. If adequate funds are not available or not available on acceptable terms, it could have a materially adverse effect on the Company's financial condition and results of operations.

Note 2. Basis of Financial Statement Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its June 30, 2006 Annual Report on Form 10-KSB/A2. Operating results for the three months and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the entire year or any other period.

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management’s plans to obtain these capital resources include raising additional capital through sales of convertible debentures, $1,502,000 of which was raised as of December 31, 2006, and common stock, and continuing to develop and market its business intelligence software. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Note 3. Significant Accounting Policies.

The Company believes its critical accounting policies for the period July 1, 2006 to December 31, 2006 are revenue recognition, software development costs, accounting for research and development expenses and accounting for convertible securities with beneficial conversion features under accounting principles generally accepted in the United States and that they are adhered to in the accompanying consolidated financial statements.

Principles of Consolidation
The consolidated financial statements include the accounts of XFormity Technologies, Inc. and its wholly-owned operating subsidiary, XFormity, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Software Development Costs
The Company capitalizes internally generated software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of software development costs begins when a product's technological feasibility is established. Costs incurred for research and development of products where technological feasibility has not yet been established are expensed as incurred. There were no capitalized software development costs at December 31, 2006.

Amortization of capitalized software development costs begins when the product is available for sale, and is amortized on a product-by-product basis. The annual amortization amount is the greater of (a) the straight line method over the remaining estimated economic life of the product or (b) the ratio of the product's current gross revenue to its total current and anticipated future gross revenue. There were no such costs reflected in the Company’s consolidated financial statements.

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

The one consortium member elected option (1) that commenced January 1, 2006, effectively changing the terms of his original agreement described above. One of the remaining six consortium members has also elected option (1) that commenced July 1, 2006. The amounts of the billing credits for those consortium members are reflected at their present value as deferred credits amortized over their projected respective lives. The interest factor in the deferred credits is a charge to interest expense. The five remaining consortium members elected the second option and received their respective shares of the Company’s common stock in fiscal 2006.

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

Note 4 Accounts Payable
Accounts payable represents balances due to trade creditors, fees for professional services incurred for legal, accounting and audit services and license fees and commissions payable. Approximately $1,631,000 and $1,396,000 included in the respective December 31, 2006 and June 30, 2006 balances are for legal fees, most of which are past due, primarily incurred in the defense of the patent infringement suit filed by a competitor in the QSR industry. The Company is also obligated under an agreement to pay 15% of its QSRx revenues on one customer, for a period of five years, to a consulting company. The Company has accrued $14,569 and $27,414 for the three months and six months ended December 31, 2006.

Note 5 Other Current Liabilities
Loan Payable
In October 2006, the Company agreed to pay interest at 7% per annum effective November 1, 2006 on its unsecured loans of $100,000 from one of its customers that is affiliated with one of the Company’s stockholders.

Accrued Expenses

	December 31,	June 30,
	2006	2006
401 (K) obligation	$ 44,515	$ 50,667
Accrued interest on convertible debentures and loan payable	100,406	47,168
Other	7,591	15,378
Totals	$ 152,512	$ 113,213

Severance Liability
Severance obligation represents the balance due under an agreement with a former executive who resigned in April 2006. This obligation was retired in full by December 31, 2006.

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

As of December 31, 2006, the Company has issued for cash, an aggregate of $1,502,000 of convertible debentures. It was determined that the issuances of these convertible debentures under the revised term sheet have a beneficial conversion feature. The Company valued this beneficial conversion feature at its intrinsic value. The unamortized discount of the beneficial conversion feature for the current six month period created a corresponding credit to additional paid-in capital in the amount of $207,416.

The unamortized discount of the beneficial conversion feature of $214,443 is a contra-liability to the related debt. The total discount of the beneficial conversion feature is $740,750. The amortized amounts of $182,999 and $340,359 in the respective three month and six month periods ended December 31, 2006 were non-cash charges to income that reduced the contra-liability amount. The remaining amount will be amortized over the one year period commencing with the date of issuance of the debentures through the earlier of its maturity or conversion date into common stock. The initial beneficial conversion feature is calculated as the difference between the market price on dates of issuance of the convertible debentures and the conversion price of $0.12.

Of the total issued through December 31, 2006, $1,020,000 of these convertible debentures is held by stockholders who are also customers of the Company. Accrued interest on the aggregate debentures was $99,240 at December 31, 2006. There were no discounts or commissions incurred on the sale of the debentures. The Company has no assurance as to how much in additional subscriptions will be received in the private offering.

Through February 2007, the Company has issued $1,502,000 of convertible debentures. The note-holders under the terms of the debentures have the right to convert their notes into shares of the Company’s common stock at $0.12 per share. If all of the notes were converted, the Company would be required to issue an additional 12,516,666 shares.

Note 7 Income Taxes

At December 31, 2006, the Company had net operating loss carry-forwards totaling approximately $5,571,000 that begin to expire in 2022. No tax benefit has been reported in the three months and six months ended December 31, 2006 and 2005 consolidated financial statements because the Company believes a portion or all of the carry-forward may expire unused. The difference between the Company's financial statement losses and tax losses is primarily expenses not deductible for tax purposes including the interest charge of $182,999 and $340,359 in the three months and six months ended December 31, 2006 from the beneficial conversion feature in the convertible debentures. Accordingly, the respective tax benefit of the loss carry-forward, $236,000 for 2006 and $388,000 for 2005, has been offset by a valuation allowance of the same amount. The following are the components of the income tax provision:

Statement of Operations	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Federal income tax provision (benefit)	$ (82,000)	$ (129,000)	$ (236,000)	$ (388,000)

Total provision (benefit) for income taxes	(82,000)	(129,000)	(236,000)	(388,000)

Valuation allowance	82,000	129,000	236,000	388,000

Provision for income tax	$ -	$ -	$ -	$ -

Balance Sheet at December 31, 2006
Deferred tax asset arising from net operating loss carry-forwards	$ 1,844,000
Valuation allowance	(1,844,000)
Net deferred tax asset	$ -

Note 8 Related Party Transactions
Eight of our customers, who are also stockholders in the Company, generated revenues approximating $81,200 and $163,400 for the three month and six month periods ended December 31, 2006 and $86,700 and $164,500 for those same periods in 2005, respectively. Owners from two of those respective customers serve as members of the Board of Directors and the Audit Committee. A former senior executive of SEI Information Technology, the company that provided the Company's customers with primary technical support through December 31, 2006 and that received payments approximating $31,900 and $62,700 for the three month and the six month periods ended December 31, 2006 and $35,800 and $66,200 for those same periods in 2005, respectively, also serves as a member of the Board of Directors.

Of the total convertible debentures issued through December 31, 2006, $1,020,000 is held by stockholders who are also customers of the Company.

In the respective three months and six months ended December 31, 2006 and 2005, the Company paid or accrued rent of $3,000 and $6,000 to a company controlled by a major stockholder of the Company. The rent included space and administrative services provided to the Company.

Note 9 Commitments and Contingencies

In January 2007, we executed a Settlement Agreement and Release of Claims with b-50.com, LLC providing for the full and final settlement of the b-50 patent litigation. Under the terms of the Settlement Agreement, we executed and delivered a separate Non-Exclusive License (the “License”) pursuant to which we were granted a non-exclusive license to utilize the b-50 patent that formed the subject matter of the litigation. In consideration of that license, we agreed to pay b-50 a royalty ranging between 6.0% and 7.5% on our revenues generated from our QSRx product in the restaurant industry. Until June 30, 2007, we have the right to pay accrued royalties in shares of our common stock; however, thereafter we cannot use our common stock, and must pay the royalty in cash, unless the shares have been registered under the Securities Act of 1933, as amended.

As of December 31, 2006, the Company is on a month-to-month lease for $1,835 per month at its Dallas location after its original lease expired on September 30, 2005. There were no significant renewal or purchase options and the Company currently intends to relocate its offices in the Dallas area to provide for expansion when necessary. The Company also has a month-to-month lease for $1,000 per month at its Northbrook, Illinois office, which includes administrative services.

In August 2006, the Company entered into a limited financing agreement with Galen Capital Group, LLC to assist in developing sources of funding to meet the future capital requirements of the Company. Terms, among others, provide for fees of $7,500 per month for six months and other success fees.

Note 10 Subsequent Events

As of January 31, 2007, an aggregate of $1,502,000 in principal amount of convertible debentures and $108,689 in accrued and unpaid interest matured and became due and owing. In February 2007, the Board of Directors of the Company approved a plan to offer the convertible debenture holders' a modification of the debentures under the following terms:

•	the maturity date of the debentures would be extended to January 31, 2008;

•	the accrued interest under the debentures would be added to outstanding and unpaid principal;

•
any debenture holder that elects to convert the principal and accrued and unpaid interest of their debenture into shares of common stock would be granted, at the time of conversion, for every eight shares received in the conversion: one warrant exercisable until January 31, 2008 to purchase one share of common stock at an exercise price of $0.15 per share and one warrant exercisable until January 31, 2009 to purchase one additional share of common stock at an exercise price of $0.20 per share;

•	each debenture holder would agree to subordinate their security interest in the tangible and intangible assets of the Company to a new secured lender, at the request of the Company.

As of the date of this Report, the debenture holders have indicated a willingness to accept the terms of the modification, subject to final approval of the documentation.

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

RESULTS OF OPERATIONS

REVENUES. The Company contracts with its clients for development and sale of business intelligence software, primarily its QSRx software product that is billed on a monthly basis to its customers’ respective franchise locations. For the six months ended December 31, 2006, the Company generated $515,931 in revenues compared to $351,761 in the comparative period in the prior year. In the current quarter, the Company generated $249,488 in revenues compared to $182,758 in the comparative period of the prior year. The increase in revenue in the current quarters is primarily attributable to an implementation of 875 new Burger King Corporate stores. The Company has added approximately 200 new franchise locations in the 3rd quarter and expects its revenues to continue to increase.

COST OF REVENUES. The cost of revenue for the six months and three months ended December 31, 2006 consists primarily of personnel, related payroll costs and technical support costs to our customers. During the current quarters, we added additional franchisees to our customer base that did not increase the technical support costs. Other costs include travel, data hosting services and decreased telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data. The costs for the six month period ended December 31, 2006 were $273,808 compared to $236,305 in the comparative period of the prior year. The costs in the three month period ended December 31, 2006 were $136,145 compared to $123,481 in the comparative period of the prior year. The increase is attributable to the allocation of our personnel and related costs based on their actual time incurred in operations. All of the other operational costs remained fairly constant or decreased. Effective January 2007, the Company terminated its technical support agreement with SEI and brought technical support and billings and collection in house. As part of the termination of the support agreement, we agreed to pay SEI the sum of $20,000, payable in five equal monthly payments of $4,000 each.

RESEARCH AND DEVELOPMENT. Research and development costs are charged to operations as incurred and consist primarily of personnel and related benefit costs. The costs for the six month period ended December 31, 2006 of $175,884 compared to $266,080 in the comparative period of the prior year primarily decreased due to fewer personnel and the reallocation of personnel and their related costs.  The costs for the three month period ended December 31, 2006 were $74,323 compared to $131,598 in the comparative period of the prior year. This decrease was also primarily due to less personnel and the allocation of personnel and their related costs. The Company’s research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the quick service restaurant market.

MARKETING AND SELLING. The marketing and selling expenses in the current year include the payroll, related costs and expenses of a sales and marketing director, the addition of an outside sales consultant and the allocation of personnel and related costs based on time incurred in this respective category. The Company incurred additional costs for marketing at trade shows and brochures. The costs for the six month period ended December 31, 2006 were $145,471 compared to $25,014 in the comparative period of the prior year. The costs for the three month period ended December 31, 2006 were $83,773 compared to $5,458 in the comparative period of the prior year.  For the current fiscal year, the Company expects to expand its customer base through direct sales and through referrals from its relationship with existing clients.

GENERAL AND ADMINISTRATIVE. Our general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, patent litigation and our independent auditor, rent, expenses related to being a public company and other operating costs. The costs for the six month period ended December 31, 2006 were $509,122 compared to $999,391 in the comparative period of the prior year. The costs for the three month period ended December 31, 2006 were $136,038 compared to $306,793 in the comparative period of the prior year.  The decrease for the six months and three month periods was primarily attributable to the elimination of the cost of a former Company executive and his related costs and expenses, the allocation of executive compensation to operations and marketing based on the time incurred in those respective categories, and reduced patent litigation and professional fees.

INTEREST EXPENSE. Interest expense for the six months and three months ended December 31, 2006 consists primarily of the amortization of the discount of the beneficial conversion feature in the convertible debentures of $340,359 and $182,999, respectively, the accrual on the convertible debentures of $52,071 and $27,928, respectively, the interest incurred on the deferred credits of $4,668 and $2,494, the accrual for interest on the loan payable of $1,167 offset by interest earned on cash equivalents during the periods.

NET LOSS. The net loss for the six month and three month periods ended December 31, 2006 were $985,097 and $394,878 respectively, compared with a net loss of $1,187,557 and $392,740 for the comparative periods in 2005. The decrease in the net loss for the six months ended December 31, 2006 was primarily the result of the additional revenue from the Burger King corporate account, reduced executive compensation and the related costs thereof, and reduced litigation and professional fees offset by increased sales and marketing costs incurred in the quarter ended December 31, 2006. The modest increase in the net loss for the three months ended December 31, 2006 was due to the higher expenditures for marketing offset by the items listed above.

The net loss applicable to common stockholders for the six months and three months ended December 31, 2006 was $985,097 and $394,878 respectively, or $0.02 and $0.01 per common share, on 40,078,337 weighted average common shares outstanding for both periods. This compares with the net loss available to common stockholders for the six month and three month periods ended December 31, 2005 of $1,187,557 and $392,740, respectively, or $0.03 and $0.01 per share, on 35,911,672 weighted average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred operating losses and negative cash flows from operations in each quarter since it commenced operations. As of December 31, 2006, there was an accumulated deficit of $7,806,926 and our cash position is $39,254. The Company does not expect to generate operating earnings in the current fiscal year and not until it achieves a substantial customer base and related revenues necessary to cover its operational costs.

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

As of January 31, 2007, an aggregate of $1,502,000 in principal amount of convertible debentures and $108,689 in accrued and unpaid interest matured and became due and owing. In February 2007, the Board of Directors of the Company approved a plan to offer the convertible debenture holders' a modification of the debentures under the following terms:

•	the maturity date of the debentures would be extended to January 31, 2008;

•	the accrued interest under the debentures would be added to outstanding and unpaid principal;

•
any debenture holder that elects to convert the principal and accrued and unpaid interest of their debenture into shares of common stock would be granted, at the time of conversion, for every eight shares received in the conversion: one warrant exercisable until January 31, 2008 to purchase one share of common stock at an exercise price of $0.15 per share and one warrant exercisable until January 31, 2009 to purchase one additional share of common stock at an exercise price of $0.20 per share;

•	each debenture holder would agree to subordinate their security interest in the tangible and intangible assets of the Company to a new secured lender, at the request of the Company.

As of the date of this Report, the debenture holders have indicated a willingness to accept the terms of the modification, subject to final approval of the documentation. (See Note 10 above)

The Company will need additional financing and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of holders of the common stock. If adequate funds are not available or not available on acceptable terms, it could have a materially adverse effect on the Company's financial condition and results of operations.

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

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended December 31, 2006 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

The Company was a defendant in a civil action that claimed infringement of a competitor’s patent. In January 2007, the Company signed a license agreement with the plaintiff whereby that suit was dismissed with prejudice. Terms of the agreement, among others, provide for license fees payable by the Company on revenues from its customers in the restaurant industry that use the Company’s QSRx business intelligence. Under certain indemnification and escrow agreements, 1,470,000 shares of the common stock issued to one XFM stockholder and former CEO have been withheld in escrow to cover liabilities arising from this lawsuit and the Company will attempt to utilize those shares of stock towards fulfilment under the license agreement.

As reported in Note 4 above, the Company’s operating subsidiary has an approximate $1.6 million obligation to its patent counsel. The Company has attempted to resolve this debt through negotiations that as of the date of this filing, have not achieved any results. If adequate resolution is not accomplished on acceptable terms, it could have a materially adverse effect on the Company's financial condition.

As of the date of this report, other than as noted above, there are no other pending legal proceedings in which we or any of our officers, directors or affiliates is a party, and we are not aware of any threatened legal proceedings.

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

ITEM 3.      DEFAULT UPON SENIOR SECURITIES

As of January 31, 2007, an aggregate of $1,502,000 in principal amount of convertible debentures and $108,689 in accrued and unpaid interest matured and became due and owing. The debentures are secured by all of the tangible and intangible assets of the Company and our subsidiary, XFormity, Inc. In February 2007, the Board of Directors of the Company approved a plan to offer the convertible debenture holders' a modification of the debentures under the following terms:

•	the maturity date of the debentures would be extended to January 31, 2008;

•	the accrued interest under the debentures would be added to outstanding and unpaid principal;

•
any debenture holder that elects to convert the principal and accrued and unpaid interest of their debenture into shares of common stock would be granted, at the time of conversion, for every eight shares received in the conversion: one warrant exercisable until January 31, 2008 to purchase one share of common stock at an exercise price of $0.15 per share and one warrant exercisable until January 31, 2009 to purchase one additional share of common stock at an exercise price of $0.20 per share;

•	each debenture holder would agree to subordinate their security interest in the tangible and intangible assets of the Company to a new secured lender, at the request of the Company.

As of the date of this Report, the debenture holders have indicated a willingness to accept the terms of the modification, subject to final approval of the documentation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the three months ended December 31, 2006.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.      EXHIBITS AND REPORTS ON Form 8-K

Exhibits

10.1	Settlement Agreement and Release of Claims with b-50.com, LLC

10.2	Settlement Agreement and Release of Claims with SEI-CCC, LLC

31.	Certification

32.	Certification pursuant to USC Section 1350

Reports on 8-K
1.	Current Report on Form 8-K, Item, Item 7.01, dated December 4, 2006, as filed with the Commission of December 5, 2006
2.	Current Report on Form 8-K, Item 9.01, dated January 2, 2007, as filed with the Commission on January 4, 2007
3.	Current Report on Form 8-K, Item 7.01, dated January 23, 2007, as filed with the Commission on January 24, 2007
4.	Current Report on Form 8-K, Item 4.01, Dated January 31, 2007, as filed with the Commission on January 31, 2007

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date: February 14, 2007	/s/ Christopher Ball Christopher Ball Chief Executive Officer
Date: February 14, 2007	/s/ Jack Rabin Jack Rabin Chief Financial Officer