Form 10QSB
period 2007-03-31
XFormity Technologies, Inc.
filed 2007-05-14
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-QSB

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Common stock, $0.0001 par value, outstanding at May 7, 2007: 40,078,337

Transitional Small Business Disclosure Format (Check one):  Yes         ; No ___X___

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

                                               (Unaudited)
	March 31,	June 30,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$ 64,109	$ 74,309
Accounts receivable	16,677	45,297
Prepaid expenses	22,881	10,705
Total current assets	103,667	130,311
Property and equipment, net	36,188	51,369
Other assets	2,100	3,800
Total Assets	$ 141,955	$ 185,480

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$ 1,765,185	$ 1,497,628
Loan payable	100,000	50,000
Accrued expenses	187,943	113,213
Severance liability	-	72,883
Deferred revenue	31,710	26,225
Current portion - deferred credits	12,926	12,898
Convertible debentures- net of unamortized discount of beneficial conversion feature	1,405,891	777,614
Total Current Liabilities	3,503,655	2,550,461
Deferred credits-net of current portion	193,417	203,172
Total liabilities	3,697,072	2,753,633

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at March 31, 2007 and June 30, 2006	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 40,078,337 shares issued and outstanding at March 31, 2007 and June 30, 2006	4,008	4,008
Additional paid-in capital	4,460,417	4,249,668
Accumulated deficit	(8,019,542)	(6,821,829)
Total Stockholders' Deficit	(3,555,117)	(2,568,153)
Total Liabilities and Stockholders' Deficit	$ 141,955	$ 185,480

The accompanying notes are an integral part of these consolidated financial statements.

                                    XFormity Technologies, Inc. and Subsidiary
                                    Consolidated Statements of Operations

	(Unaudited) Three Months Ended March 31,		(Unaudited) Nine Months Ended March 31,
	2007	2006 Restated	2007	2006 Restated
Revenue	$ 287,953	$ 165,178	$ 803,884	$ 516,939
Cost of revenue	124,617	83,102	398,425	319,407
Research and development	79,246	135,513	255,130	401,593
Marketing and selling	56,748	739,221	202,219	764,235
General and administrative	95,936	250,582	605,058	1,249,973
Total operating expenses	356,547	1,208,418	1,460,832	2,735,208
Loss from operations	(68,594)	(1,043,240)	(656,948)	(2,218,269)
Interest expense, net	(144,022)	(80,589)	(540,765)	(93,117)
Loss before provision for income taxes	(212,616)	(1,123,829)	(1,197,713)	(2,311,386)
Provision for income taxes	-	-	-	-
Net loss	$ (212,616)	$ (1,123,829)	$ (1,197,713)	$ (2,311,386)

Net loss per share - basic	$ (0.01)	$ (0.03)	$ (0.03)	$ (0.06)

Weighted average number of shares - basic	40,078,337	35,911,672	40,078,337	35,911,672

The accompanying notes are an integral part of these consolidated financial statements.

.

                                     XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended March 31,
	2007	2006 Restated
Operating activities:
Net loss	$ (1,197,713)	$ (2,311,386)
Depreciation	18,090	20,882
Non-cash transactions for:
Interest charge for beneficial conversion feature in convertible debentures	452,026	67,842
Changes in:
Accounts receivable	28,620	(27,863)
Prepaid expenses and other assets	(10,476)	(7,637)
Accounts payable	259,769	559,346
Accrued expenses	82,517	47,485
Severance liability	(72,883)	-
Accrued customer retention expense	-	725,000
Deferred revenue	5,485	(8,808)
Deferred credits	(9,727)	10,261

Net cash used in operating activities	(444,292)	(924,878)

Investing activities:
Purchases of property and equipment	(2,908)	(19,300)
Net cash used in investing activities	(2,908)	(19,300)

Financing activities:
Loan proceeds	50,000	-
Proceeds from issuance of convertible debentures	387,000	875,000
Net cash provided by financing activities	437,000	875,000
Decrease in cash and cash equivalents	(10,200)	(69,178)
Cash and cash equivalents, beginning of period	74,309	120,767
Cash and cash equivalents, end of period	$ 64,109	$ 51,589

Supplemental disclosure of non-cash financing and investing activities
Additional paid-in capital from beneficial conversion feature in convertible debentures	$ 210,750	$ 354,167

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

Note 1 - Organization and Nature of Business.

XFormity Technologies, Inc., (the “Company”) a Colorado Corporation, designs and implements business intelligence software for large and mid-size companies with a focus in the quick service restaurant industry. The Company provides its business intelligence and balanced scorecard solutions, data integration and polling services along with best-practice management tools to over 2,000 restaurants in its existing customer base. The Company continues to pursue business opportunities that if successful would, in the opinion of management, render the Company viable. There can be no assurance that these opportunities will result in agreements or profits.

All of the Company's operations during the reporting periods were conducted within the quick service restaurant industry and the Company expects to continue to primarily focus its operations in that industry segment.

The Company has incurred significant losses that have increased the stockholders’ deficit to an amount exceeding $3,555,000 at March 31, 2007. The Company has addressed resulting liquidity issues through the issuance of convertible debentures that has raised a total of $1,512,000 in working capital through March 31, 2007. The Company has met with one of its creditors to discuss a significant reduction in its obligation to them and with various institutional and individual investors for the purpose of raising additional capital. The Company will need additional financing and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company. If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock. If adequate funds are not available or not available on acceptable terms, it could have a materially adverse effect on the Company's financial condition and results of operations.

The Restated comparative periods for 2006 in the Statements of Operation and Statement of Cash Flow reflect the deduction of the beneficial conversion feature in the amount of $67,842, as described in Note 18 to the Company’s 10-KSB/A2 for the year ended June 30, 2006.

Note 2. Basis of Financial Statement Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its June 30, 2006 Annual Report on Form 10-KSB/A2. Operating results for the three months and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management’s plans to obtain these capital resources include raising additional capital through sales of convertible debentures and common stock and continuing to develop and market its business intelligence software. As of March 31, 2007, the Company has sold $1,512,000 of its convertible debentures and an additional $45,000 through April 2007. In May 2007, $1,152,632 amount of principal and accrued interest was converted into shares of the Company’s common stock at the $0.12 conversion price. Those debenture holders also received warrants upon their conversion of the debt into equity (See Note 6). However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Note 3. Significant Accounting Policies.

The Company believes its critical accounting policies for the period July 1, 2006 to March 31, 2007 are revenue recognition, software development costs, accounting for research and development expenses and accounting for convertible securities with beneficial conversion features under accounting principles generally accepted in the United States and that they are adhered to in the accompanying consolidated financial statements.

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

Revenue Recognition
The Company contracts with clients for development and sale of business intelligence software products. Revenue derived from the sales of these products, that is billed on a monthly usage basis, is recognized in accordance with AICPA Statement of Position 97-2 (as amended), Software Revenue Recognition, over the term of the agreement or at specific acceptance points. The Company, in many instances, receives payments from some of its customers in advance of the month of actual usage of the software product. These funds are reflected as deferred revenue until the month of usage, or specific acceptance points, when they are recognized as earned revenue.

Software Development Costs
The Company capitalizes internally generated software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of software development costs begins when a product's technological feasibility is established. Costs incurred for research and development of products where technological feasibility has not yet been established are expensed as incurred. There were no capitalized software development costs at March 31, 2007.

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

The one consortium member elected option (1) that commenced January 1, 2006, effectively changing the terms of his original agreement described above. One of the remaining six consortium members has also elected option (1) that commenced July 1, 2006. The amounts of the billing credits for those consortium members are reflected at their present value as deferred credits amortized over their projected respective lives. The interest factor in the deferred credits is a charge to interest expense. The five remaining consortium members elected the second option and received their respective shares of the Company’s common stock in fiscal 2006. The shares under this agreement, issued in fiscal 2006, have been recognized as customer retention expense (included in marketing and selling expense) in the amount of $725,000. The determination of the amount was based on the fair value at the commitment date under SFAS No. 123, Accounting for Stock-Based Compensation(revised 2004) ,and Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Beneficial Conversion Feature in Convertible Debentures
The Company has issued subordinated convertible debentures with conversion prices that at issuance may be lower than the fair market value of the underlying stock.  Following primarily the guidance in Emerging Issues Task Force Consensus ("EITF") 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" as amended by EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company records as a contra-liability the excess of the fair market value at the date of issuance over the conversion price in the debenture with an off-setting increase in additional paid-in capital.  This beneficial conversion feature is amortized as a non-cash interest expense from the issuance date of the debenture through the earlier of the stated redemption date, which is one year from issuance, or conversion into common stock. In May 2007, a majority of the debenture holders elected to convert $1,089,500 of the outstanding notes plus the accrued interest on their notes in the amount of $63,132 into shares of the Company’s common stock resulting in an issuance of 9,605,284 shares. In conjunction with their exercise, these debenture holders received warrants; 1 warrant for each 4 shares of common stock received, for a total of 2,401,321, exercisable at $0.14 per share, expiring on January 31, 2009; and 1 warrant for each 4 shares of common stock received, for a total of 2,401,321, exercisable at $0.18 per share, expiring on January 31, 2010.

The remaining debenture holders received new debentures in the face amount of the original principal plus the accrued interest to date in the amount of $488,635. Those new debentures plus the debentures issued in April in the amount of $45,000 included a beneficial conversion feature of $51,573 that will be amortized over the term of the new debentures.
Note 4 Accounts Payable
Accounts payable represents balances due to trade creditors, fees for professional services incurred for legal, accounting and audit services and license fees and commissions payable. Approximately $1,629,000 and $1,396,000 included in the respective March 31, 2007 and June 30, 2006 balances are for legal fees, most of which are past due, primarily incurred in the defense of the patent infringement suit filed by a competitor in the QSR industry. The Company is also obligated under an agreement to pay 15% of its QSRx revenues on one customer, for a period of five years, to a consulting company. The Company has accrued $16,538 and $43,952 for the three months and nine months ended March 31, 2007.

Note 5 Other Current Liabilities
Loan Payable
In October 2006, the Company agreed to pay interest at 7% per annum effective November 1, 2006 on its unsecured loans of $100,000 from one of its customers that is affiliated with one of the Company’s stockholders.

Accrued Expenses
	March 31,	June 30,
	2007	2006
401 (K) obligation	$ 49,746	$ 50,667
Accrued interest on convertible debentures and loan payable	130,606	47,168
Other	7,591	15,378
Totals	$ 187,943	$ 113,213

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

As of March 31, 2007, the Company has issued for cash, an aggregate of $1,512,000 of convertible debentures. It was determined that the issuances of these convertible debentures under the revised term sheet have a beneficial conversion feature. The Company valued this beneficial conversion feature at its intrinsic value. The unamortized discount of the beneficial conversion feature for the current nine month period created a corresponding credit to additional paid-in capital in the amount of $210,749.

The unamortized discount of the beneficial conversion feature of $106,110 is a contra-liability to the related debt. The total discount of the beneficial conversion feature is $740,750. The amortized amounts of $111,667 and $452,026 in the respective three month and nine month periods ended March 31, 2007 were non-cash charges to income that reduced the contra-liability amount. The remaining amount will be amortized over the one year period commencing with the date of issuance of the debentures through the earlier of its maturity or conversion date into common stock. The initial beneficial conversion feature is calculated as the difference between the market price on dates of issuance of the convertible debentures and the conversion price of $0.12.

Of the total issued through March 31, 2007, $1,220,000 of these convertible debentures is held by stockholders who are also customers of the Company. Accrued interest on the aggregate debentures was $127,689 at March 31, 2007. There were no discounts or commissions incurred on the sale of the debentures. The Company has no assurance as to how much in additional subscriptions will be received in the private offering.

In April 2007, the Board of Directors approved an amendment to the terms of the note to provide a 9% interest rate for those note holders electing not to convert their notes into shares of the Company’s common stock, offered warrants to those debenture holders who elected to convert their notes into the common stock, extended the expiration dates on the warrants by one additional year and reduced the exercise price of the warrants. The terms of the warrants reflect a reduction in the exercise price from $0.15 to $0.14 on the warrants expiring on January 31, 2009; and a reduction in the exercise price from $0.20 to $0.18 on the warrants expiring on January 31, 2010.

Through the filing date of this report, the Company had issued $1,557,000 of convertible debentures. In May 2007, a majority of the debenture holders elected to convert $1,089,500 of the outstanding notes plus the accrued interest on their notes in the amount of $63,132 into shares of the Company’s common stock resulting in an issuance of 9,605,284 shares. In conjunction with their exercise, these debenture holders received 1 warrant for each 4 shares of common stock received, for a total of 2,401,321, exercisable at $0.14 per share, expiring on January 31, 2009; and 1 warrant for each 4 shares of common stock received, for a total of 2,401,321, exercisable at $0.18 per share, expiring on January 31, 2010. If all of the remaining debenture holders elected to convert their notes into shares of the Company’s common stock, the Company would be required to issue an additional 4,446,961 shares.

The Company will account for the new debenture notes under Emerging Issues Task Force Consensus 96-19, Debtor Accounting For a Modification or Exchange of Debt Instruments.

Note 7 Income Taxes

At March 31, 2007, the Company had net operating loss carry-forwards totaling approximately $5,671,000 that begin to expire in 2022. No tax benefit has been reported in the three months and nine months ended March 31, 2007 and 2006 consolidated financial statements because the Company believes a portion or all of the carry-forward may expire unused. The difference between the Company's financial statement losses and tax losses is primarily expenses not deductible for tax purposes including the interest charge of $111,667 and $452,026 in the three months and nine months ended March 31, 2007 from the beneficial conversion feature in the convertible debentures. Accordingly, the respective tax benefit of the loss carry-forward, $269,000 for 2007 and $742,000 for 2006, has been offset by a valuation allowance of the same amount. The following are the components of the income tax provision:

Statement of Operations	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006 Restated	2007	2006 Restated

Federal income tax provision (benefit)	$ (33,000)	$ (354,000)	$ (269,000)	$ (742,000)

Total provision (benefit) for income taxes	(33,000)	(354,000)	(269,000)	(742,000)

Valuation allowance	33,000	354,000	269,000	742,000

Provision for income tax	$ -	$ -	$ -	$ -

Balance Sheet at March 31, 2007
Deferred tax asset arising from net operating loss carry-forwards	$ 2,113,000
Valuation allowance	(2,113,000)
Net deferred tax asset	$ -

Note 8 Related Party Transactions
Eight of the Company’s customers, who are also stockholders in the Company, generated revenues approximating $82,600 and $246,000 for the three month and nine month periods ended March 31, 2007 and $82,000 and $328,600 for those same periods in 2006, respectively. One of the owners of those respective customers serves as member of the Board of Directors and the Audit Committee. A former senior executive of SEI Information Technology, the company that provided the Company's customers with primary technical support through December 31, 2006 and that received payments approximating $12,000 and $74,800 for the three month and the nine month periods ended March 31, 2007 and $32,200 and $98,400 for those same periods in 2006, respectively, also serves as a member of the Board of Directors.

Of the total convertible debentures issued through March 31, 2007, $1,220,000 is held by stockholders who are also customers of the Company. In April 2007, the CEO and CFO of the Company each invested $10,000 in the convertible debentures.

In the respective three months and nine months ended March 31, 2007 and 2006, the Company paid or accrued rent of $3,000 and $6,000 to a company controlled by a major stockholder of the Company. The rent included space and administrative services provided to the Company.

Note 9 Commitments and Contingencies

In January 2007, the Company executed a Settlement Agreement and Release of Claims with b-50.com, LLC providing for the full and final settlement of the b-50 patent litigation. Under the terms of the Settlement Agreement, the Company executed and delivered a separate Non-Exclusive License (the “License”) pursuant to which the Company were granted a non-exclusive license to utilize the b-50 patent that formed the subject matter of the litigation. In consideration of that license, the Company agreed to pay b-50 a royalty ranging between 6.0% and 7.5% on our revenues generated from our QSRx product in the restaurant industry. Until June 30, 2007, the Company has the right to pay accrued royalties in shares of our common stock; however, thereafter we cannot use our common stock, and must pay the royalty in cash, unless the shares have been registered under the Securities Act of 1933, as amended.

As of March 31, 2007, the Company is on a month-to-month lease for $1,835 per month at its Dallas location after its original lease expired on September 30, 2005. There were no significant renewal or purchase options and the Company currently intends to relocate its offices in the Dallas area to provide for expansion when necessary. The Company also has a month-to-month lease for $1,000 per month at its Northbrook, Illinois office, which includes administrative services.

In April 2007, the Company terminated its limited financing agreement with Galen Capital Group, LLC.

Note 10 Subsequent Events

As of January 31, 2007, an aggregate of $1,502,000 in principal amount of convertible debentures and $108,689 in accrued and unpaid interest matured and became due and owing. In February 2007, the Board of Directors of the Company approved a plan, amended in April 2007, to offer the convertible debenture holders' a modification of the debentures under the following terms:

•	the maturity date of the debentures would be extended to January 31, 2008;

•	the effective interest rate becomes 9%

•	the accrued interest under the debentures would be added to outstanding and unpaid principal;

•
any debenture holder that elects to convert the principal and accrued and unpaid interest of their debenture into shares of common stock would be granted, at the time of conversion, for every four shares received in the conversion: one warrant exercisable until January 31, 2009 to purchase one share of common stock at an exercise price of $0.14 per share and one warrant exercisable until January 31, 2010 to purchase one additional share of common stock at an exercise price of $0.18 per share;

As of the date of this Report, a majority of the debenture holders elected to convert $1,089,500 of the outstanding notes plus the accrued interest on their notes in the amount of $63,132into shares of the Company’s common stock resulting in an issuance of 9,605,284 shares. In conjunction with their exercise, these debenture holders received 1 warrant for each 4 shares of common stock received, for a total of 2,401,321, exercisable at $0.14 per share, expiring on January 31, 2009; and 1 warrant for each 4 shares of common stock received, for a total of 2,401,321, exercisable at $0.18 per share, expiring on January 31, 2010. If all of the remaining debenture holders elected to convert their notes into shares of the Company’s common stock, the Company would be required to issue an additional 4,446,961 shares.

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

RESULTS OF OPERATIONS

REVENUES. The Company contracts with its clients for development and sale of business intelligence software, primarily its QSRx software product that is billed on a monthly basis to its customers’ respective franchise locations. For the nine months ended March 31, 2007, the Company generated $803,884 in revenues compared to $516,939 in the comparative period in the prior year. In the current quarter, the Company generated $287,953 in revenues compared to $165,178 in the comparative period of the prior year. The increase in revenue in the current quarters is primarily attributable to an implementation of 875 new Burger King Corporate stores and selective price increase per the contract.

COST OF REVENUES. The cost of revenue for the nine months and three months ended March 31, 2007 consists primarily of personnel, related payroll costs and technical support costs to our customers. During the current quarters, we added additional franchisees to our customer base that did not increase the technical support costs. Other costs include travel, data hosting services and decreased telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data. The costs for the nine month period ended March 31, 2007 were $398,425 compared to $319,407 in the comparative period of the prior year. The costs in the three month period ended March 31, 2007 were $124,617 compared to $83,102 in the comparative period of the prior year. The increase is attributable to the allocation of our personnel and related costs based on their actual time incurred in operations. All of the other operational costs remained fairly constant or decreased except for the additional cost of license fees of $15,124 attributable to the patent infringement suit settled with b-50.com. That amount will be issued in common stock under the terms of the license fee agreement. Effective January 2007, the Company terminated its technical support agreement with SEI and brought technical support and billings and collection in house. As part of the termination of the support agreement, we agreed to pay SEI the sum of $20,000, payable in five equal monthly payments of $4,000 each.

RESEARCH AND DEVELOPMENT. Research and development costs are charged to operations as incurred and consist primarily of personnel and related benefit costs. The costs for the nine month period ended March 31, 2007 of $255,130 compared to $401,593 in the comparative period of the prior year primarily decreased due to fewer personnel and the reallocation of personnel and their related costs.  The costs for the three month period ended March 31, 2007 were $79,246 compared to $135,513 in the comparative period of the prior year. This decrease was also primarily due to less personnel and the allocation of personnel and their related costs. The Company’s research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the quick service restaurant market.

MARKETING AND SELLING. The marketing and selling expenses in the current year include the payroll, related costs and expenses of a sales and marketing director, the addition of an outside sales consultant and the allocation of personnel and related costs based on time incurred in this respective category. The Company incurred additional costs for marketing at trade shows and marketing materials. The costs for the nine month period ended March 31, 2007 were $202,219 compared to $764,235 in the comparative period of the prior year. The costs for the three month period ended March 31, 2007 were $56,748 compared to $739,221 in the comparative period of the prior year. The charge for $725,000 in the third quarter fiscal 2006 reflects the customer retention expense incurred under the consortium agreement as stated in Note 3 Consortium Transactions above. For the current fiscal year, the Company expects to expand its customer base through direct sales, referrals from its relationship with existing clients and resellers of related software products in the quick service restaurant industry.

GENERAL AND ADMINISTRATIVE. Our general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, patent litigation and our independent auditor, rent, expenses related to being a public company and other operating costs. The costs for the nine month period ended March 31, 2007 were $605,058 compared to $1,249,973 in the comparative period of the prior year. The costs for the three month period ended March 31, 2007 were $95,936 compared to $250,582 in the comparative period of the prior year.  The decrease for the nine months and three month periods was primarily attributable to the elimination of the cost of a former Company executive and his related costs and expenses, the allocation of executive compensation to operations and marketing based on the time incurred in those respective categories, and reduced patent litigation and professional fees.

INTEREST EXPENSE. Interest expense for the nine months and three months ended March 31, 2007 consists primarily of the amortization of the discount of the beneficial conversion feature in the convertible debentures of $452,026 and $111,667, respectively, the accrual on the convertible debentures of $80,520 and $28,449, respectively, the interest incurred on the deferred credits of $7,174 and $2,505, respectively, the accrual for interest on the loan payable of $2,917 and $1,750 offset by interest earned on cash equivalents during the periods. Interest for the nine months and three months ended March 31, 2006 consisted of the amortization of the discount of the beneficial conversion feature in the convertible debentures of $67,843 (all of which was incurred in the current quarter), the accrual on the convertible debentures of $28,312 and $18,857, the interest incurred on the deferred credit of $926 and offset by interest earned on cash equivalents during the periods.

NET LOSS. The net loss for the nine month and three month periods ended March 31, 2007 was $1,197,713 and $212,616 respectively, compared with a net loss of $2,311,386 and $1,123,829 for the comparative periods in 2006. The decrease in the net loss for the nine months ended March 31, 2007 was primarily the result of no customer retention expense, the additional revenue from the Burger King corporate account, reduced executive compensation and the related costs thereof, and reduced litigation and professional fees offset by increased marketing and selling expenses. The decrease in the net loss for the three months ended March 31, 2007 compared to the comparative period in the prior year was due to the items listed above.

The net loss applicable to common stockholders for the nine months and three months ended March 31, 2007 was $1,197,713 and $212,616 respectively, or $0.03 and $0.01 per common share, on 40,078,337 weighted average common shares outstanding for both periods. This compares with the net loss available to common stockholders for the nine month and three month periods ended March 31, 2006 of $2,311,386 and $1,123,829, respectively, or $0.06 and $0.03 per share, on 35,911,672 weighted average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred operating losses and negative cash flows from operations in each quarter since it commenced operations. As of March 31, 2007, there was an accumulated deficit of $8,019,542 and our cash position is $64,109. The Company does not expect to generate operating earnings in the current fiscal year and not until it achieves a substantial customer base and related revenues necessary to cover its operational costs.

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

As of March 31, 2007, an aggregate of $1,512,000 in principal amount of convertible debentures and $127,689 in accrued and unpaid interest matured and became due and owing. In February 2007, the Board of Directors of the Company approved a plan, amended in April 2007, to offer the convertible debenture holders' a modification of the debentures under the following terms:

•	the maturity date of the debentures would be extended to January 31, 2008;

•	the effective interest rate becomes 9%

•	the accrued interest under the debentures would be added to outstanding and unpaid principal;

•
any debenture holder that elects to convert the principal and accrued and unpaid interest of their debenture into shares of common stock would be granted, at the time of conversion, for every four shares received in the conversion: one warrant exercisable until January 31, 2009 to purchase one share of common stock at an exercise price of $0.14 per share and one warrant exercisable until January 31, 2010 to purchase one additional share of common stock at an exercise price of $0.18 per share;

As of the date of this Report, a majority of the debenture holders elected to convert $1,089,500 of the outstanding notes plus the accrued interest on their notes in the amount of $63,132into shares of the Company’s common stock resulting in an issuance of 9,605,284 shares. In conjunction with their exercise, these debenture holders received 1 warrant for each 4 shares of common stock received, for a total of 2,401,321, exercisable at $0.14 per share, expiring on January 31, 2009; and 1 warrant for each 4 shares of common stock received, for a total of 2,401,321, exercisable at $0.18 per share, expiring on January 31, 2010. If all of the remaining debenture holders elected to convert their notes into shares of the Company’s common stock, the Company would be required to issue an additional 4,446,961 shares.

The Company is obligated to its patent counsel in the amount of $1,579,000. The Company is currently attempting to negotiate a settlement payable over a reasonable period of time within the operating parameters of the Company’s projected cash flow. If there is no favourable resolution to this matter, it could have a material effect on the continued operation of the Company.

Under the terms of the 2006 and 2007 Secured Debentures, all of the Company’s assets are pledged as security for payment of those outstanding obligations and subject to forfeiture if the Company defaults on them.

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

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2007 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

Our principal executive and financial officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

As reported in Note 4 and under Liquidity and Capital Resources above, the Company’s operating subsidiary has a $1,579,000 obligation to its patent counsel. The Company has attempted to resolve this debt through continued negotiations that as of the date of this filing, have not achieved any results. If adequate resolution is not accomplished on acceptable terms, it could have a materially adverse effect on the Company's financial condition.

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

Under an initial offering in May 2005, the Company authorized the sale and issuance of up to $1,000,000 in convertible debentures. Those securities were issued to five current shareholders of XFormity Technologies, Inc. in the amount of $450,000. In January 2006, the Company increased the authorized amount to $2,000,000 and through the filing date has sold debentures in the aggregate amount of $1,557,000. (See Note 6 Convertible Debentures for the terms) The Securities were sold to fourteen (14) persons, each of whom qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the

Securities Act of 1933 as amended (the "Securities Act"). There are an aggregate of 14 accredited investors who have participated in the offering. The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Rule 506 of Regulation D thereunder. Each of the investors in the offering qualified as an "accredited investor". The Securities were all taken for investment purposes, not for resale, and were subject to appropriate restrictions on transfer. All proceeds of the offering have been used for general working capital purposes.

ITEM 3.      DEFAULT UPON SENIOR SECURITIES

As of March 31, 2007, an aggregate of $1,512,000 in principal amount of convertible debentures and $108,689 in accrued and unpaid interest matured and became due and owing. The debentures are secured by all of the tangible and intangible assets of the Company and our subsidiary, XFormity, Inc. In February 2007, the Board of Directors of the Company approved a plan, amended in April 2007, to offer the convertible debenture holders' a modification of the debentures under the following terms:

•	the maturity date of the debentures would be extended to January 31, 2008;

•	the accrued interest under the debentures would be added to outstanding and unpaid principal;

•
any debenture holder that elects to convert the principal and accrued and unpaid interest of their debenture into shares of common stock would be granted, at the time of conversion, for every eight shares received in the conversion: one warrant exercisable until January 31, 2009 to purchase one share of common stock at an exercise price of $0.14 per share and one warrant exercisable until January 31, 2010 to purchase one additional share of common stock at an exercise price of $0.18 per share.

As of the date of this Report, all of the debenture holders have either converted their notes into the Company’s common stock or elected to extend the note under the above terms.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the three months ended March 31, 2007.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.      EXHIBITS AND REPORTS ON Form 8-K

Exhibits

10.1	Settlement Agreement and Release of Claims with b-50.com, LLC

10.2	Settlement Agreement and Release of Claims with SEI-CCC, LLC

31.	Certification

32.	Certification pursuant to USC Section 1350

Reports on 8-K
1.	Current Report on Form 8-K, Item, Item 4.01, dated January 31, 2007, as filed with the Commission of January 31, 2007
2.	Current Report on Form 8-K/A, Item 4.01, dated January 31, 2007, as filed with the Commission on February 15, 2007
3.	Current Report on Form 8-K/A2, Item 4.01, dated January 31, 2007, as filed with the Commission on February 16, 2007
4.	Current Report on Form 8-K, Item 3.02, Dated May 14, 2007, as filed with the Commission on May 14, 2007

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date: May 14, 2007	/s/ Christopher Ball Christopher Ball Chief Executive Officer
Date: May 14, 2007	/s/ Jack Rabin Jack Rabin Chief Financial Officer