Form 10KSB
period 2007-06-30
XFormity Technologies, Inc.
filed 2007-09-28
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

    FORM 10-KSB

(Mark One)

[X]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007

OR

[   ]    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-23391

XFORMITY TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1434313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

                                 4141 Blue Lake Circle, Dallas, Texas 75244
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes          No    X

State issuer's revenue for its most recent fiscal year:  $1,076,354

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 6, 2007 was: $1,921,165.

Common stock, $0.0001 par value, outstanding at September 6, 2007: 50,931,553

The Company incorporates by reference the following:

Part IV – Exhibits

1.           The Exhibits identified in Item 13 of this Report

Transitional Small Business Disclosure Format (Check one):  Yes         ; No X

XFormity Technologies, Inc.
June 30, 2007 Annual Report on Form 10-KSB

Table of Contents

Part I.
Item 1.	Description of Business.
Item 2.	Description of Property.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

Part II.
Item 5.	Market for Common Equity and Related Stockholder Matters.
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7.	Financial Statements.
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 8A.	Controls and Procedures.

Part III.
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act.
Item 10.	Executive Compensation.
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 12.	Certain Relationships and Related Transactions.
Item 13.	Exhibits.
Item 14.	Principal Accountant Fees and Services.

Signatures

Part I

Item 1.   Description of Business.

The reporting entity in this 10-KSB is XFormity Technologies, Inc. (a Colorado Corporation) ("XFormity" or the "Company") and includes the operations of XFormity, Inc. (a Texas Corporation) (“XFM”), the wholly owned subsidiary of the Company.  XFormity is a provider of technology to multi-unit business operators.  The Company’s flagship suite of products includes a business intelligence solution and balanced scorecard solutions that are geared for delivering real-time, or near real-time, exception based management and analysis of key performance indicators.  The Company has developed a proprietary data integration and management infrastructure that provides for rapid integration of information systems that include in-unit systems (point of sale, cash, labor and inventory management systems) and non-unit systems (food distributors, customer satisfaction surveys, payroll and accounting systems, etc.).   Along with this robust data integration infrastructure, the Company has developed a high-performance, hosted, data analytical solution that is highly configurable.

The Company identified a significant need for data integration and analytical tools within the quick-service restaurant (QSR) segment of the food service industry and has configured solutions for providing business intelligence (BI) packages for multi-unit QSR owners and operators.  Solutions are deployed as a hosted (software-as-a-service) model, allowing the Company to rapidly configure and implement solutions for new customers in an affordable, cost-effective manner.  The Company has deployed its BI services to customers of all sizes, from single-unit operators to multi-national franchisors of quick-serve restaurants. The Company currently has its BI solution utilized by franchisees of YUM Brands that represent over 1,000 restaurants, 230 franchised Domino’s Pizza restaurants, and 13 Burger King franchised restaurants.  Burger King Corporation (BKC) utilizes the Company’s BI solution with all of its corporate owned and operated restaurants in the United States and Canada.  The Company is engaged with BKC to implement the solution for all of their corporate restaurants globally.

In February 2007, BKC contracted the Company to develop and deploy its Balanced Scorecard solution for its franchisee owners and operators as a stand-alone solution or integrated with its BI solution.   This solution for BKC was fully developed, tested and deployed in eight weeks.  The franchise balanced scorecard was delivered to BKC in early April and launched at the world-wide BKC Convention the first week of May.  This solution, launched with 6,400 restaurants, will eventually encompass every BKC world-wide and is licensed with an annual enterprise license rather than on a restaurant / month basis as the BI is licensed.    Licensing revenue began in July 2007.

The Company has maintained a very lean operating team which is predominately technical in nature.   As additional units are brought onboard, only marginal operational resources are required to manage those new customers, greatly enhancing the employee to revenue efficiency ratio.

The Company has incurred operating losses from its inception through June 30, 2007 and has addressed resulting liquidity issues through the sales of its software and professional services and the issuance of convertible debentures. The Company continues to meet with various potential investors for the purpose of raising additional capital as it will need additional financing and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company.  If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock.  If adequate funds are not available or not available on acceptable terms, it could have a materially adverse effect on the Company's financial condition, results of operations and as a going concern.

.XFormity's Competition

The Company's biggest competition in today's marketplace remains the existing methodologies of assembling and communicating store-level performance data.   Many of the restaurant operators use internally-developed systems that lack the scope and flexibility of our business intelligence software solution.  Most point of sale and back office system providers have proprietary business intelligence tools; however, they are sold in conjunction with the main system only and do not offer alternative system integration.

XFormity's Marketing Strategy

In prior years, the Company relied heavily on leveraging existing customer relationships into new business opportunities.  During the past fiscal year the Company has retained the expertise of a professional sales consultant who is directing all sales and marketing activities.  The Company is executing under a marketing plan that is increasing the company's presence in both franchisee and industry trade shows, compiling new and professional marketing collateral and developing reseller channels for its core products.

During FY 2007, the Company entered into agreements with two global point-of-sale and back-office system providers to utilize the Company’s tools and reporting architecture within their offerings as well as serve as resellers of the Company’s solutions.  These resellers are building significant opportunities that the Company believes will translate into revenues in fiscal year 2008.

XFormity's Intellectual Property

The Company protects its Intellectual Property through copyright and trademarks.  As a hosted solution, the Company does not distribute software to users; authorized users are granted access to centrally managed solutions on an individual basis that is monitored by the Company’s personnel.  Unauthorized access and piracy risks are greatly mitigated with this software deployment model.  Under an agreement with b-50.com LLC, the company licenses b-50.com’s patent for processing its reports.

It has registered its key Internet URLs, including XFormity.com, and reviews these registrations on a regular basis to ensure that they remain current and in good standing.  Some of the limitations of

Intellectual Property Protection:

*
If and to the extent we apply for patent protection in the future, (of which there exists no current plan), no assurance can be given that any patent will be issued or that the scope of any patent protection will exclude competitors or that any patent, if issued, will be held valid if subsequently challenged. Except for our license of patent rights from b.50.com, we currently do not rely on any patent protection for our solution.

*
When the Company applies for registration of trademarks and registered domain names in an effort to protect them, it cannot be sure of the nature or extent of the protection afforded, since trademark registration does not assure any enforceable rights under many circumstances and there exists significant uncertainty surrounding legal protections of domain names.

*
There can be no assurance that any steps the Company takes in this regard will be adequate to deter misappropriation of our proprietary rights or independent third parties developing functionally equivalent products.  Despite precautions, unauthorized parties may attempt to engineer, reverse engineer, or copy features and functions of the Company’s products.

*
Although management believes that the Company’s products do not infringe on the intellectual property rights of others, there can be no assurance that an infringement claim will not be asserted in the future.  The prosecution or defense of any intellectual property litigation can be extremely expensive and would place a material burden upon the Company’s working capital as noted in the Company's financial statements and accompanying notes included herein with reference to the Company’s defense against b-50.com's patent infringement suit that has been settled.

XFormity's Revenue by Customer Class

The increase in fiscal 2007’s revenues over 2006 was primarily the addition of Burger King Corporation’s usage of our business intelligence software solution.  Not reflected as revenue under Statement of Position 97-2 (as amended), Software Revenue Recognition, was a professional service contract for the development of a software program for $120,000, completed in fiscal 2007, that will be recognized over the 3 year  life of the subsequent license billed to our customer approximating an additional $150,000 annually.

The bulk of fiscal year 2007 revenues were primarily split between the YUM franchisees and Burger King Corporation (“BKC”) with YUM franchisees and BKC representing approximately 47% and 37%, respectively, of total revenues.  2006 revenues were concentrated among YUM franchisees.  Eight of those YUM franchisees are also stockholders in the Company.  The loss of either of these two customer classes would have a material adverse effect on our business, financial condition and results of operations.  However, the Company continues to maintain strong business relationships with these customers.

Customer Class	2007	Per Cent to Total	2006	Per Cent to Total	% Change
Yum Franchisees	$509,035	47%	$499,067	69%	2%
Domino’s Franchisees	112,826	11%	107,705	15%	5%
Burger King Corporate	403,262	37%	-	-%	100%
Professional Services	43,000	4%	111,494	15%	(61%)
Other Revenue	8,231	1%	6,228	1%	32%
Total Revenue	$1,076,354	100%	$724,494	100%	49%

XFormity's Research and Development

The Company’s development team continues to upgrade its existing software programs and develop the necessary software to meet its customer’s requirements.  During the fiscal year ended June 30, 2007, the development team deployed the BKC Scorecard, released version 2.0 of its business intelligence solution and added additional integration capabilities for use with in-restaurant systems (POS and back-office) as well as non-restaurant systems (accounting systems and other information sources).  Research and development costs including indirect and administrative costs in 2007 and 2006 were $327,441 and $543,811, respectively.

Government Regulations and Environmental Laws

We do not expect that existing or probable governmental regulations will have a material effect on the business. We did not incur any separately identifiable costs to comply with environmental laws.

XFormity's Employees

We currently have six employees located at our principal office in Dallas, Texas, one employee in Northbrook, Illinois and one employee in Fargo, North Dakota.

Item 2.    Description of Property.

The Company maintains its corporate headquarters in Dallas, Texas in office space consisting of approximately 5,920 square feet, which we rent for $4,253 under a 2 year sub-lease effective June 1, 2007. The Company also sublets office space on a month-to-month basis from one of its stockholders in Northbrook, Illinois. The rent, including all expenses and administrative support, is $1,000 per month. The Company does not own any real estate.

The Company believes that its facilities are suitable for the business of the Company as presently conducted and for necessary growth in personnel and customers.  The facilities are adequately insured.

Item 3.    Legal Proceedings.

XFormity, Inc, the wholly owned subsidiary of the Company, was a defendant in a patent infringement suit filed in 2004 captioned b-50.com, LLC v. XFormity, Inc.  The plaintiff, b-50.com, was seeking royalty damages and an injunction against the Company.  The Company believed the b-50 litigation was not well founded and had vigorously defended this position because it believed there was no infringement of b-50.com's patent by XFM.

However, due to the need for additional working capital and the high cost of defending the patent infringement litigation, the Company negotiated a Settlement Agreement with the plaintiff to pay license fees commencing January 1, 2007.

Under the terms of the Settlement Agreement, the Company was granted a non-exclusive license to utilize the b-50 patent that formed the subject matter of the litigation. In consideration of that license (“the License”), the Company agreed to pay b-50 a royalty fee ranging between 6.0% and 7.5% but only on revenues generated from its business intelligence software sold within the restaurant industry.

Through June 30, 2007, the Company had the right to pay these royalties in shares of its common stock; thereafter the Company is required to pay the royalty in cash, unless the shares have been registered under the Securities Act of 1933, as amended.  In May 2007, the Company issued 133,509 shares in payment of the calendar year’s 1st quarter royalties and in September 2007, issued 114,423 shares in payment of the 2nd quarter’s royalties.

As reported under Liquidity and Capital Resources, the Company’s operating subsidiary has a $1,579,000 obligation to its patent counsel for their defense of the b-50.com, LLC litigation.  The Company has attempted to resolve the amount owed through continued negotiations that as of the date of this filing, have not achieved any results.  If adequate resolution is not accomplished on acceptable terms, it could have a material adverse effect on the Company's financial condition.

As of the date of this report, there are no other pending legal proceedings in which we or any of our officers, directors or affiliates is a party, and we are not aware of any threatened legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended June 30, 2007.

Part II
Item 5.     Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's stock trades on the OTC Electronic Bulletin Board under the symbol "XFMY".

The following table sets forth the high and low prices for the Company’s common stock for each quarter commencing July 1, 2005. The prices presented below are bid and ask prices, which represented prices between broker-dealers and does not include retail mark-ups and markdowns or any commission to the broker. The prices do not necessarily reflect actual transactions.

Common Stock
Quarter Ended	Low	High
September 30, 2005	$ 0.08	$ 0.23
December 31, 2005	$ 0.05	$ 0.19
March 31, 2006	$ 0.05	$ 0.17
June 30, 2006	$ 0.11	$ 0.15
September 30, 2006	$ 0.16	$ 0.23
December 31, 2006	$ 0.12	$ 0.23
March 31, 2007	$ 0.14	$ 0.20
June 30, 2007	$ 0.15	$ 0.35

On September 6, 2007, the bid and ask prices of the Company’s common stock as quoted on the Bulletin Board were $0.135 and $0.14, respectively.  In addition, the Company’s common stock is subject to rules adopted by the Securities and Exchange Commission ("Commission") regulating broker dealer practices in connection with transactions in "penny stocks."  Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission.  That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor, but rather paid to sell the shares.  The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security.  The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction.  Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company’s common stock.  Many brokers may be unwilling to engage in transactions in the Company’s common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Holders

As of August 2, 2007, the Company had 112 stockholders of record. This does not include stockholders who held stock in accounts at broker-dealers.

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

The 25,000 options have a ten year life and were issued to a vendor for services in 2004.  There have been no issuances of stock options to any officers, directors or employees in fiscal years ended June 30, 2007 and 2006. It is expected that the compensation of the executives in fiscal 2008, including equity awards, will be reviewed based on the expected performance of the Company as established by the Board of Directors.

Description of Securities

Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, par value $0.01, none of which has been issued.

Common Stock
The Company has authorized 125,000,000 shares of common stock, par value $0.0001 of which 49,817,130 were issued and outstanding as of June 30, 2007.

Unregistered Sales of Equity Securities

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

The holders of $600,000 of the previous convertible debentures issued under the April 2005 placement exchanged those notes for the new convertible debentures issued under the revised term-sheet above.  This was deemed not to be a debt modification by management under Emerging Issues Task Force Consensus 96-19, Debtor Accounting For a Modification or Exchange of Debt Instruments.  The Company filed a lien on all of the intellectual and physical assets of XFM which was subsequently subordinated to the convertible debentures under the revised term sheet.  Prior to April 2007, the Company issued an additional $387,000 of its 7% convertible debentures.

In April 2007, the Board of Directors approved an amendment to the terms of the debenture to provide a 9% interest rate for those debenture holders electing not to convert their debentures into shares of the Company’s common stock, offered warrants to those debenture holders who elected to convert their debentures into the common stock, extended the expiration dates on the warrants by one additional year and reduced the exercise price of the warrants. The terms of the warrants reflect a reduction in the exercise price from $0.15 to $0.14 on the warrants expiring on January 31, 2009; and a reduction in the exercise price from $0.20 to $0.18 on the warrants expiring on January 31, 2010.

In May 2007, the debenture holders elected to convert $1,089,500 of the outstanding debentures plus the accrued interest on their debentures in the amount of $63,132 into shares of the Company’s common stock resulting in an issuance of 9,605,284 shares.  In conjunction with their exercise, these debenture holders received 1 warrant for each 4 shares of common stock received, for a total of 2,401,321, exercisable at $0.14 per share, expiring on January 31, 2009; and 1 warrant for each 4 shares of common stock received, for a total of 2,401,321, exercisable at $0.18 per share, expiring on January 31, 2010.

Under the terms of the April 2007 amendment, the Company issued $235,000 of the 9% debentures to management, employees and related family members and other accredited investors for cash. Holders of the 7% convertible debentures, who are also stockholders and customers of the Company, converted $488, 635 including $66,135 of accrued interest into the 9% convertible debentures. This was deemed to be a debt modification by management under Emerging Issues Task Force Consensus 96-19, Debtor Accounting For a Modification or Exchange of Debt Instruments.  The Company has accounted for the new debentures under Emerging Issues Task Force Consensus 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”.

As of June 30, 2007, the Company has outstanding an aggregate of $723,635 of the 9% convertible debentures. Of that amount, $563,554 is held by stockholders who are also customers of the Company and employees of the Company. Accrued interest on the debentures was $13,822. There were no discounts or commissions incurred on the sale of the debentures.  The Company has no assurance as to how much in additional subscriptions will be received in the private offering.

If all of the remaining debenture holders elected to convert their debentures and warrants into shares of the Company’s common stock, the Company would be required to issue an additional 9,045,438 shares.

The debentures, which were taken for investment purposes and subject to appropriate restrictions on transfer, were sold exclusively to persons who qualified as “accredited investors” within the meaning of Rule 501(a) under Regulation D, without registration under the Securities Act of 1933, as amended, (the “Securities Act”) in reliance upon the exemption contained in Section 4(2) of the Securities Act and Regulation D, Rule 506 thereunder.

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

Revenue Recognition
The Company’s primary revenue is derived by delivering software as a service, or hosted solutions for its clients.  Revenue derived from the sale of these services are billed monthly or quarterly and is recognized in accordance with Statement of Position 97-2 (as amended), Software Revenue Recognition, over the term of the agreement .  The Company bills for its service in advance; payments from customers received in advance of the month of usage are reflected as deferred revenue until the month of usage, when they are recognized as earned revenue. In addition to the software license revenue the company derives revenue from professional services fees associated with custom software development and project management services it provides to customers.

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

Receivables
Receivables consist of amounts due to the Company from normal business activities generated from contracts with its clients for the use of its software.  Customers are invoiced in the month preceding the use of the service. Many of the Company's customers remit payment for the subsequent month's services during the month billed for the use of the software. The collected funds are recognized as deferred revenue in the Company's financial statements until the actual month of service at which time they are classified as revenue. Accounts receivable thus include only funds due from customers who have not paid for the monthly service provided.

Insurance
The Company carries Directors and Officers Liability insurance, comprehensive liability insurance on its assets both at its main offices and at the data hosting service center and mandatory worker compensation on its employees.

Results of Operations – Fiscal Year Ended June 30, 2007 compared to Fiscal Year Ended June 30, 2006

Revenues:  The Company’s primary revenue is derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced.  Customers are billed on a monthly basis for each location serviced.  For the year ended June 30, 2007, the Company generated $1,076,354 in revenues compared to $724,494 in the prior year.  The increase in revenue in the current year is primarily attributable to the delivery of our business intelligence software to the Burger King Corporation’s corporate stores and an increased number of YUM Brands and Domino’s franchisee customers. This was offset by fewer professional services contracts, although theCompany had received a $120,000 contract for development of its Business Scorecard that was completed and customer accepted in June 2007.  The revenue under this contract is to be recognized, under Statement of Position 97-2 (as amended), Software Revenue Recognition, over a 3 year period to coincide with the term of the related licensing fee agreement in the annual amount of $150,000 commencing July 1, 2007.  As of June 30, 2007, the Company had received $75,000 under the Scorecard contract that is included in deferred revenues on its balance sheet.

Cost of Revenues:   The cost of revenue for the years ended June 30, 2007 and June 30, 2006 consists primarily of personnel, related payroll costs and technical support costs to our customers.  During the current year, we added additional restaurants to our customer base that did not increase technical support costs. Other costs include travel, data hosting services, telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data.  The costs for the year ended June 30, 2007 were $524,527 compared to $438,487 in the prior year. The increase is attributable to the allocation of our personnel and related costs based on their actual time incurred in operations approximating $147,400 and the cost of license fees of $30,800 under the Settlement Agreement with b-50.com.  Payment of this amount will be issued in common stock under the terms of the license fee agreement.  Offsetting the increase was the Company’s termination of its technical support agreement with SEI effective January 2007. As part of the termination of the support agreement, we paid a termination fee and still effected a reduction in our technical support costs of approximately $58,000. Other offsets included lower telecommunications costs of approximately $15,400 and reduced travel costs of $13,800. The Company brought technical support and billings and collection in house. All of the other operational costs minimally decreased.

Research and Development:   Research and development costs are charged to operations as incurred and consist primarily of personnel and related benefit costs. The costs for the year ended June 30, 2007 of $327,441 compared to $543,811 in the prior year primarily decreased due to fewer personnel and the reallocation of personnel and their related costs approximating $214,700.  All of the other research and development costs minimally decreased.  The Company’s research and development is part of its strategic plan to provide enhancements to its existing software and integration into new franchise operations in the hospitality market.

Marketing and Selling:  The marketing and selling expenses in the current year include the payroll, related costs and expenses for a sales and marketing director for 6 months, the addition of an outside sales consultant and the allocation of personnel and related costs based on time incurred in this respective category. The Company incurred additional costs for marketing at trade shows and marketing materials.  The costs for the year ended June 30, 2007 were $273,362 compared to $775,329 in the prior year. The current year increase in personnel and related costs approximated $139,600; increased costs for trade shows, marketing material and travel were $42,900 and commissions paid under an agreement with a consulting firm on revenues from a specific customer approximated $60,500.  The prior year’s costs included $744,923 for customer retention relating to the consortium members’ agreements (See Note 10, Consortium Transactions in the Consolidated Financial Statements). This consisted of $625,000, at market value, of the Company’s common stock issued to five consortium members and $119,923 in deferred credits issued to two other members reflected at their present value. In the fiscal year 2007, the Company expanded its customer base through direct sales and referrals from its relationship with existing clients.

General and Administrative:  The Company’s general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, patent litigation, independent auditor, rent, expenses related to being a public company and other operating costs.    The costs for the year ended June 30, 2007 were $706,387 compared to $1,702,302 in the prior year. The decrease, primarily attributable to the elimination of the cost of a former Company executive and his related costs and expenses and the allocation of current year’s executive compensation to operations and marketing based on the time incurred in those respective categories approximated $220,900.  Reduced patent litigation and professional fees accounted for approximately $710, 600 of the reduction, and reduced travel and the allocation of such travel costs to the above respective categories accounted for $68,000.  All of the other operational costs remained stable or minimally decreased.

Interest Expense:   Interest expense consists of the following:

Fiscal Year Ended June 30,	2007	2006
Accrued interest on convertible debentures	$95,921	$45,999
Amortization of the discount of the beneficial conversion feature in the convertible debentures	574,366	185,947
Accrued interest on loan payable	4,667	-
Interest incurred from the deferred credits issued to consortium members	9,727	2,297
Insurance finance costs	1,043	987
Interest income earned on cash and cash equivalents	(4,631)	(1,115)
Net interest expense	$681,093	$234,115

Actual cash paid for interest during the fiscal years ended June 30, 2007 and 2006 was $1,043 and $987, respectively.

Net Loss: The net loss from operations and for the years ended June 30, 2007 and 2006 is as follows:

The decrease in the net loss from operations of $1,980,072 was primarily the result of increased revenues from the licensing of our business intelligence software, decreased payroll and related costs, reduced technical support and other operational costs, lower professional fees due to the settlement of the patent infringement lawsuit, the elimination of any customer retention expense and severance pay for a former executive, and reduced travel expenses offset by increased license fees and commission.  The non-cash charge for deemed interest in the beneficial conversion feature in the convertible debentures represents approximately $0.01 per share of the current year’s loss.

Fiscal Year Ended June 30,	2007	2006
Loss from operations	$(755,363)	$(2,735,435)
Net loss per share - basic	$(0.02)	$(0.08)
Interest expense, net	$(681,093)	$(234,115)
Net loss per share - basic	$(0.01)	$(0.00)
Net loss	$(1,436,456)	$(2,969,550)
Net loss per share - basic	$(0.03)	$(0.08)
Weighted average number of shares - basic	41,172,284	36,402,539

Liquidity and Capital Resources

General

The Company has not achieved operating profits or positive cash flow from operations since it commenced operations.  As of June 30 2007, there was an accumulated deficit of $8,258,285 and the Company’s cash position was $216,834.  In fiscal 2007, the Company increased its customer base with its signing of a major corporate franchisor, Burger King Corporation that consumed the major development and technical resources of the Company.  The Company generated operating funds in fiscal 2007 through sale of its monthly hosted business intelligence licensing to YUM Brands and Domino’s franchisees, Burger King Corporation corporate stores, and through other professional services provided, for a total of $1,076,354 in revenue. Other funds were generated through the sale of corporate debentures in the amount of $622,000.  The main reasons the Company did not achieve operating profitability or positive cash flow from operations this past year were the limitations imposed by lack of capital necessary for personnel to enable new customer growth. However, the Company developed a significant pipeline of business opportunities that includes reseller agreements with two point-of-sale and back-of-house vendors and hopes to achieve operating profitability in fiscal 2008. While there can be no assurances that further increases in revenue will be achievable, the Company’s management believes the opportunities identified in its pipeline are achievable in the near future.

The Company has been billed by its patent counsel in the amount of $1,579,000. The Company is currently attempting to negotiate a resolution payable over a reasonable period of time within the operating parameters of the Company’s projected cash flow.  If there is no favorable resolution to this matter, it could have a material effect on the continued operation of the Company.

A reasonable resolution of the legal fees resulting from the patent litigation lawsuit will have a direct significant effect on the Company's operating results and the ability to raise capital as investors have stated that this is a significant impediment in their decision to invest in the Company.  The Company will need additional financing and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company.  If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock.  If adequate funds are not available or not available on acceptable terms, it could have a material adverse effect on the Company's financial condition and results of operations.

Legal Issues

There are no potential legal proceedings that management is aware of that affect the Company.

Convertible Debentures

Under the revised term sheet, the Company may still issue an additional $189,868 of its 9% convertible debentures to accredited investors to be used as working capital.  See the provisions of these debentures under the heading of Unregistered Sales of Equity Securities above.

Finance

The Company has been reviewing capitalization alternatives, including various debt and equity instruments.  The Company is in ongoing discussions with potential investors that have expressed interest in the Company and hopes to raise not less than $1,000,000 and not more than $5,000,000 in new capital over the next 12 months.  The use of funds includes operating capital for general corporate purposes, expansion of the sales, marketing and software development staff, and a strengthened balance sheet.  The matter discussed under General above relating to the obligation of our patent counsel, if not satisfactorily resolved, could have a material adverse effect on our ability to raise additional working capital. If additional funds are raised by the issuance of debt or equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of holders of the common stock.  As of the date of this Report, there are no agreements, commitments or arrangements for any future financing, and no assurance can be given that future financing can be achieved.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7.  Financial Statements

Report of Independent Registered Public Accountant

To the Shareholders, Audit Committee and Board of Directors

XFormity Technologies, Inc and Subsidiary

Dallas, Texas

We have audited the accompanying consolidated balance sheets of XFormity Technologies, Inc and Subsidiary as of June 30, 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of XFormity Technologies, Inc and Subsidiary as of June 30, 2006 were audited by other auditors whose report dated October 6, 2006 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XFormity Technologies, Inc and Subsidiary as of June 30, 2007 and the results of their  operations and their  cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 17 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net stockholders' deficit and has significant amounts payable to its former legal counsel that raise substantial doubt about its ability to continue as a going concern.  Management's plans in regards to these matters are described in Note 17 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Virchow Krause & Company, LLP

Chicago, Illinois

September 27, 2007

Independent Registered Public Accounting Firm's Consent

Board of Directors and Stockholders of

XFormity Technologies, Inc.

We consent to the incorporation by reference of our report dated October 4, 2006, with respect to the consolidated financial statements of XFormity Technologies, Inc. for the year ended June 30, 2006 included in the Annual Report on Form 10-KSB for the year ended June 30, 2007.

/S/ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois

September 27, 2007

    XFormity Technologies, Inc. and Subsidiary

                       Consolidated Balance Sheets

	June 30, 2007	June 30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$216,834	$74,309
Accounts receivable	14,157	45,297
Prepaid expenses	17,469	10,705
Total current assets	248,460	130,311
Property and equipment, net	39,455	51,369
Other assets	12,998	3,800
Total Assets	$300,913	$185,480

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,729,711	$1,497,628
Loan payable	100,000	50,000
Accrued expenses	55,444	113,213
Severance liability	-	72,883
Current portion - deferred revenue	63,823	26,225
Current portion – deferred credits	13,089	12,898
Convertible debentures- net of unamortized discount of beneficial conversion feature	671,625	777,614
Total Current Liabilities	2,633,692	2,550,461
Deferred credits-net of current portion	190,084	203,172
Deferred revenues- net of current portion	35,000	-
Total liabilities	2,858,776	2,753,633

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at June 30, 2007 and 2006	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 49,817,130 and 40,078,337 shares issued and outstanding at June 30, 2007 and 2006	4,982	4,008
Additional paid-in capital	5,695,440	4,249,668
Accumulated deficit	(8,258,285)	(6,821,829)
Total Stockholders' Deficit	(2,557,863)	(2,568,153)
Total Liabilities and Stockholders' Deficit	$300,913	$185,480

The accompanying notes are an integral part of these consolidated financial statements.

           XFormity Technologies, Inc. and Subsidiary
                               Consolidated Statements of Operations

	Year Ended June 30,
	2007	2006

Revenue	$1,076,354	$724,494
Cost of revenue	524,527	438,487
Research and development	327,441	543,811
Marketing and selling	273,362	775,329
General and administrative	706,387	1,702,302
Total operating expenses	1,831,717	3,459,929
Loss from operations	(755,363)	(2,735,435)
Interest expense, net	(681,093)	(234,115)
Loss before provision for income taxes	(1,436,456)	(2,969,550)
Provision for income taxes	-	-
Net loss	$(1,436,456)	$(2,969,550)

Net loss per share - basic	$(0.03)	$(0.08)

Weighted average number of shares - basic	41,172,284	36,402,539

The accompanying notes are an integral part of these consolidated financial statements.

   XFormity Technologies, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Deficit

                       Years Ended June 30, 2007 and 2006

	Common Stock
	Issued and Outstanding Shares	Stated Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, June 30, 2005	35,911,672	$3,591	$3,091,752	$(3,852,279)	$(756,936)
Issuance of common stock to consortium members	4,166,665	417	624,583		625,000
Interest charge for beneficial conversion feature in convertible debentures			533,333		533,333
Net loss				(2,969,550)	(2,969,550)
Balance, June 30, 2006	40,078,337	4,008	4,249,668	(6,821,829)	(2,568,153)

Issuance of common stock to 7% convertible debenture holders electing to convert their debt into equity	9,605,284	961	1,151,671		1,152,632
Issuance of common stock for payment of license fees	133,509	13	15,111		15,124
Interest charge for beneficial conversion feature in convertible debentures			278,990		278,990
Net loss				(1,436,456)	(1,436,456)

Balance, June 30, 2007	49,817,130	$4,982	$5,695,440	$(8,258,285)	$(2,557,863)

The accompanying notes are an integral part of these consolidated financial statements.

      XFormity Technologies, Inc. and Subsidiary
                  Consolidated Statements of Cash Flows

	Year Ended June 30,
	2007	2006
Operating activities:
Net loss	$(1,436,456)	$(2,969,550)
Depreciation	26,444	27,839
Non-cash transactions for:
Issuance of common stock in payment of license fees	15,124	-
Issuance of common stock to consortium members		625,000
Issuance of common stock in payment of interest on 7% convertible debentures	63,133	-
Issuance of 9% convertible debentures in payment of interest on 7% convertible debentures	66,135	-
Interest charge for beneficial conversion feature in convertible debentures	574,366	185,947
Changes in:
Accounts receivable	31,140	9,449
Prepaid expenses and other assets	(15,962)	3,629
Accounts payable	232,083	748,358
Accrued expenses	(57,769)	80,290
Severance liability	(72,883)	72,883
Deferred revenue	72,598	(2,073)
Deferred credits	(12,898)	116,070

Net cash used in operating activities	(514,946))	(1,102,158)

Investing activities:
Purchases of property and equipment	(14,530)	(19,300)
Net cash used in investing activities	(14,530)	(19,300)

Financing activities:
Loan proceeds	50,000	50,000
Proceeds from issuance of 7% convertible debentures	387,000	1,025,000
Proceeds from issuance of 9% convertible debentures	235,000	-
Net cash provided by financing activities	672,000	1,075,000
Increase (decrease) in cash and cash equivalents	142,525	(46,458)
Cash and cash equivalents, beginning of year	74,309	120,767
Cash and cash equivalents, end of year	$216,834	$74,309

Supplemental disclosure of cash flow information
Interest paid	$1,043	$987
Supplemental disclosure of non-cash financing and investing activities
Additional paid-in capital from beneficial conversion feature in convertible debentures	$278,990	$533,333
Additional paid-in capital upon conversion of 7% convertible debentures	$1,151,672	-
Issuance of common stock upon conversion of on 7% convertible debentures	961	-
Retirement of 7% convertible debentures	(1,512,000)	-
Conversion of 7% convertible debentures to 9% convertible debentures	422,500	-
Net issuance of common stock in payment of interest on 7% convertible debentures	$63,133	$-

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007

Note 1 - Organization, Nature of Business and Significant Accounting Policies
Organization and Nature of Business

XFormity Technologies, Inc. (XFMY) is a provider of technology to multi-unit business operators.  The Company’s flagship suite of products includes a business intelligence solution and balanced scorecard solutions that are geared for delivering real-time, or near real-time, exception based management and analysis of key performance indicators.  The Company has developed a proprietary data integration and management infrastructure that provides for rapid integration of information systems that include in-unit systems (point of sale, cash, labour and inventory management systems) and non-unit systems (food distributors, customer satisfaction surveys, payroll and accounting systems, etc.).    Along with this robust data integration infrastructure, the Company has developed a high-performance, hosted, data analytical solution that is highly configurable.

The Company identified a significant need for data integration and analytical tools within the quick-service restaurant (QSR) segment of the food service industry and has configured solutions for providing business intelligence (BI) packages for multi-unit QSR owners and operators.  Solutions are deployed as a hosted (software-as-a-service) model, allowing the Company to rapidly configure and implement solutions for new customers in an affordable, cost-effective manner.  The Company has deployed its BI services to customers of all sizes, from single-unit operators to multi-national franchisors of quick-serve restaurants. The Company currently has its BI solution utilized by franchisees of YUM Brands that represent over 1,000 restaurants, 230 franchised Domino’s Pizza restaurants, and 13 Burger King franchised restaurants.  Burger King Corporation (BKC) utilizes the Company’s BI solution with all of its corporate owned and operated restaurants in the United States and Canada.  The Company is engaged with BKC to implement that solution for all of their corporate restaurants globally.

Significant Accounting Policies

Financial Statement Presentation
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

Principles of Consolidation
The consolidated financial statements include the accounts of XFormity Technologies, Inc. and its wholly-owned operating subsidiary, XFormity, Inc (XFM).  All inter-company accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments
The carrying amounts of cash, accounts receivable, accounts payable, loan payable and convertible debentures reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

Revenue Recognition
The Company contracts with clients for development and sale of business intelligence software products.  Revenue derived from the sales of these products is billed on a monthly usage basis and is recognized in accordance with Statement of Position 97-2 (as amended), Software Revenue Recognition, over the term of the agreement or at specific acceptance points. The Company, in many instances, receives payments from some of its customers in advance of the month of actual usage of the software product.  These funds are reflected as deferred revenue until the month of usage, or specific acceptance points, when they are recognized as earned revenue.

Property and Equipment
Property and equipment are stated at cost.  Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over a five year estimated useful life of the assets.

Software Development Costs
The Company capitalizes internally generated software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of software development costs begins when a product's technological feasibility is established.  Costs incurred for research and development of products where technological feasibility has not yet been established are expensed as incurred.  Research and development expense was $327,441 and $543,811 for 2007 and 2006, respectively.  There were no capitalized software development costs at June 30, 2007.

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

Beneficial Conversion Feature in Convertible Debentures
The Company has issued subordinated convertible debentures with conversion prices that at issuance may be lower than the fair market value of the underlying stock.  Following primarily the guidance in Emerging Issues Task Force Consensus ("EITF") 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" as amended by EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company records as a contra-liability the excess of the fair market value at the date of issuance over the conversion price in the debenture with an off-setting increase in additional paid-in capital.  This beneficial conversion feature is amortized as a non-cash interest expense from the issuance date of the debenture through the earlier of the stated redemption date, which is one year from issuance, or conversion into common stock.  The offset is a credit to Additional paid-in capital.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment (SFAS No, 123R)," effective as of the first interim or annual reporting period that begins after December 15, 2005.  SFAS No. 123R requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  The Company adopted the provisions of SFAS No 123R. There was no material impact on its financial position, results of operations, or cash flows in 2007 or 2006.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets” that amends APB Opinion No. 29, “Accounting for Non-monetary Transactions.” APB No. 29 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.   SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 153 effective July 1, 2006 which did not have a material effect on the Company’s consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation NO. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions.  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 if effective for fiscal years beginning after December 15, 2006.  The Company has not determined the potential impact of adopting FIN 48 on its consolidated financial statements.

In June 2007, the FASB issued SFAS No. 157, “Fair Value Measurements” that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement reaffirms that fair value is the relevant measurement attribute. The Company has not determined the potential impact of adopting SFAS No. 157 on its consolidated financial statements.

Income Taxes

The Company accounts for income taxes in accordance with the SFAS No. 109, Accounting for Income Taxes.  SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expect to be realized.  The Company believes it does not have any uncertain tax positions taken or expected to be taken in its income tax returns.

Note 2    Receivables and Deferred Revenue
The Company contracts with its clients for the sale and usage of its business intelligence and financial software products.  The Company's customers are invoiced in the month preceding the use of the service. Many of the Company's customers remit payment for the subsequent month's service during the month billed for the use of the software and those funds collected are recorded as deferred revenue until the actual month of service at which time they are recognized as revenue in the month earned.

The Company also develops and provides professional and technical services to its customers.  Some of the technical services developed benefit the customers over extended periods of time and are recognized ratably over the benefit period. As of June 30, 2007, the Company has received a non-refundable partial payment of $75,000 towards a contracted project of $120,000 that was accepted in the new fiscal year.  That amount is reflected as deferred revenue and the full amount of the contract will be amortized along with the annual $150,000 license revenue for 3 years resulting from technical services developed.

Receivables only include funds due from customers who have not paid for the monthly service provided. Due to the high collectability factor either by prepayment or within 60 days of usage, and the Company's experience with uncollectible accounts, no allowance for doubtful accounts is necessary.

The Company’s receivables at June 30, 2007 and 2006 consist of the following:

Receivables	2007	2006
Due from strategic business partner	$ -	$ 30,283
Due from customers	14,157	15,014
	$ 14,157	$ 45,297

During the fiscal year 2007, Burger King Corporation (BKC) represented more than 10% of the Company’s total revenues. In fiscal year 2006, two other customers each represented more than 10% of the Company’s total revenues.  The Company believes it has excellent relationships with all of these customers.  None of these customers have any balance in accounts receivable at the end of the respective years.  In both fiscal years 2007 and 2006, eight customers, not including BKC, who are also stockholders of the Company, generated $331,798 and $328,573 of the Company's revenues, respectively.

Note 3    Prepaid expenses
Prepaid expenses represent the unexpired portion of the Company's insurance coverage and advance registrations at various trade shows.

Note 4    Property and Equipment
Depreciation expense for the years ended June 30, 2007 and 2006 was $26,444 and $27,839, respectively
Property and equipment consisted of the following:
	2007	2006
Computer and related equipment	$ 129,371	$ 117,842
Furniture and fixtures	14,029	11,029
	143,400	128,871
Accumulated depreciation	(103,945)	(77,502)
	$ 39,455	$ 51,369

Note 5   Other Assets
Other assets consist of a security deposit required by the lease on the Company's office space in Dallas, Texas.

Note 6    Accounts Payable
Accounts payable represents balances due to trade creditors and fees for professional services incurred for legal, accounting and audit services.  Approximately $1,610,000 and $1,396,000 included in the respective June 30, 2007 and 2006 balances are for legal fees, most of which are past due,  incurred in the defense of the patent infringement suit filed by a competitor in the QSR industry.

Note 7    Other Current Liabilities
Loan Payable
In June, July and August 2006 the Company received temporary non-interest bearing advances totaling $100,000 from one of its customers that is affiliated with one of the Company’s shareholders.  In November 2006, the advances were converted to 7% interest bearing notes due on demand.

Accrued Expenses

June 30,	2007	2006
401 (K) obligation	$ 22,456	$ 50,667
Accrued interest on convertible debentures and loan payable	18,489	47,168
Other	14,499	15,378
Totals	$ 55,444	$ 113,213

Under the terms of the 401(K) retirement plan, mandatory contributions are required by the Company for 3% of the employees’ pay during the plan year. The amounts in the plan are fully vested with the employees.  The Company’s expense under this plan was $22,456 and $24,531 for the years ended June 30, 2007 and 2006, respectively.

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

The holders of $600,000 of the previous convertible debentures issued with the April 2005 placement exchanged those notes for the new convertible debentures issued under the revised term-sheet above.  This was deemed not to be a debt modification by management under Emerging Issues Task Force Consensus 96-19, Debtor Accounting For a Modification or Exchange of Debt Instruments.  The Company filed a lien on all of the intellectual and physical assets of XFM which were subsequently subordinated to the convertible debentures under the revised term sheet.

Under accounting literature, it was determined that the issuances of the convertible debentures under the January 2006 revised term sheet had a beneficial conversion feature that the Company valued at its intrinsic value.  The unamortized discount of beneficial conversion feature is a contra-liability to the related debt.  During the current year, the Company issued $387,000 of its 7% convertible debentures with beneficial conversion features that the Company valued at their respective intrinsic values of $210,749 with corresponding credits to additional paid-in capital.

In April 2007, the Board of Directors approved an amendment to the terms of the debenture to provide a 9% interest rate for those debenture holders electing not to convert their debentures into shares of the Company’s common stock, offered warrants to those debenture holders who elected to convert their debentures into the common stock, extended the expiration dates on the warrants by one additional year and reduced the exercise price of the warrants. The terms of the warrants reflect a reduction in the exercise price from $0.15 to $0.14 on the warrants expiring on January 31, 2009; and a reduction in the exercise price from $0.20 to $0.18 on the warrants expiring on January 31, 2010.

In May 2007, a majority of the debenture holders elected to convert $1,089,500 of the outstanding debentures plus the accrued interest on their debentures in the amount of $63,132 into shares of the Company’s common stock resulting in an issuance of 9,605,284 shares.  In conjunction with their exercise, these debenture holders received 1 warrant for each 4 shares of common stock received, for a total of 2,401,321, exercisable at $0.14 per share, expiring on January 31, 2009; and 1 warrant for each 4 shares of common stock received, for a total of 2,401,321, exercisable at $0.18 per share, expiring on January 31, 2010.

Upon the exchange into the new 9% convertible debentures and the conversion into the common stock of the Company, the remaining unamortized discount of the beneficial conversion feature from the 7% convertible debentures was charged to income as a non-cash interest expense.

Under the terms of the April 2007 amendment, the Company issued $235,000 of the 9% debentures to Company executives, employees and related family members and other accredited investors for cash. Holders of the 7% convertible debentures, who are also stockholders and customers of the Company, converted $488,635 including $66,135 of accrued interest into the 9% convertible debentures. This was deemed to be a debt modification by management under Emerging Issues Task Force Consensus 96-19, Debtor Accounting For a Modification or Exchange of Debt Instrument the impact of which was not material in the consolidated financial statements.

The discount in the 9% convertible debentures of the beneficial conversion feature that the Company valued at its intrinsic value with a corresponding credit to additional paid-in capital was $68,240. The amortized amount of the beneficial conversion feature in the 9% convertible debentures was a non-cash charge to income of $16,231and the unamortized discount of the beneficial conversion feature of $52,010 is a contra-liability to the related debt.  The remaining amount will be amortized over the one year period commencing with the date of issuance of the debentures through the earlier of its maturity or conversion date into common stock. The initial beneficial conversion feature is calculated as the difference between the market price on dates of issuance of the convertible debentures and the conversion price of $0.12.

The Company accounted for the new debentures under Emerging Issues Task Force Consensus 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios"

As of June 30, 2007, the Company has outstanding an aggregate of $723,635 of the 9% convertible debentures that mature between January 31 and June 30, 2008. Of that amount, $563,554 is held by shareholders who are also customers of the Company and employees of the Company. Accrued interest on the debentures was $13,822. There were no discounts or commissions incurred on the sale of the debentures.  The Company has no assurance as to how much in additional subscriptions will be received in the private offering.

If all of the remaining debenture holders elected to convert their debentures and warrants into shares of the Company’s common stock, the Company would be required to issue an additional 9,045,438 shares.

Note 9    Income Taxes

At June 30, 2004, XFM had net operating loss carry-forwards totaling approximately $1,839,000 that begin to expire in 2022. The Company also had net operating loss carry-forwards from XML-Global Technologies, Inc. (The predecessor name of XFormity Technologies, Inc. before their merger in September 2004) approximating another $11,000,000 that begin to expire in 2018.  Both carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382 and are not included in the computation of the current year's tax asset. The Company's 2005 and 2006 taxable losses of $2,150,000 and $2,700,000, respectively, and the current year taxable loss of approximately $855,000 created a deferred tax benefit of  $1,608,000 through 2006 and an additional $282,000 in 2007, that is fully reserved.

The difference between the Company's financial statement losses and tax losses is primarily expenses not deductible for tax purposes including the interest charges of  $574,366 and $185,947 from the beneficial conversion feature in the convertible debentures in 2007 and 2006, respectively. The current year's tax loss will be carried forward until 2027 and is fully deductible against future earnings.  However, no tax benefit, either from the prior year's or current year's losses, has been reported in the June 30, 2007 and 2006 financial statements because utilization of the carry-forward is not more likely than not.
The deferred tax asset at June 30, 2007 and 2006 is as follows:
	2007	2006
Deferred tax asset primarily arising from Net Operating Loss Carry-forwards	$ 1,890,000	$ 1,608,000
Valuation allowance	(1,890,000)	(1,608,000)
Net deferred tax asset	$ -	$ -

Note 10    Stockholders' Equity

Capital structure:
The Company’s capital structure consists of two classes of stock, preferred and common.  The preferred shares, none of which have been issued, if issued may have a claim to assets superior to those of the common stockholders.

Consortium Transactions:
In fiscal years 2003 and 2004, the XFM entered into related agreements with seven of its customers ("consortium members") for equity, technology services and potential credits against future billings of the to-be-developed technology of $150,000 for each member.  The terms of the agreements, among others, provided for the issuance of common stock for $700,000.  The technology under the agreement was never developed and only one of the consortium members was entitled to apply this potential credit against the Company's monthly business intelligence software billings.

In January 2006, the Board of Directors, to maintain the Company’s goodwill with its customers and to raise additional capital, agreed to offer the seven consortium members the following options in exchange for any further billing credits: (1) a right to receive $150,000 in billing credits applied against their monthly business intelligence software billings at a rate of 25% of the billings commencing July 1, 2006, or (2) a right to receive an additional 833,333 shares of the Company’s common stock per consortium member. These shares would be in addition to the shares issued to consortium members in exchange for their original $100,000 investment in fiscal 2004.

Two consortium members elected option (1), one commencing January 1, 2006, and the other commencing July 1, 2006.  The five remaining consortium members elected option (2) and in May 2006, the Company issued 4,166,665 shares under this agreement. The deferred credits at June 30, 2007 in the respective amounts of $101,647 and $101,525, net of amortization, are expected to be utilized over a 13 to 14 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

The charge for these five members plus the other consortium members’ deferred credits has been recognized as customer retention expense (included in marketing and selling expense) in the combined amount of $744,923 in the 2006 financial statements. The determination of the amount was based on the fair value of the issued  common stock at the commitment date under SFAS No. 123, Accounting for Stock-Based Compensation (Revised 2004),and Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are IssuedTo Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Note 11      Loss per Share
Basic loss per share is calculated based on the weighted-average number of outstanding common shares.  Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares.  For the years ended June 30, 2007 and 2006, the fully diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of options and warrants would be anti-dilutive.
Net loss per share has been computed using the following weighted average number of shares:
	June 30, 2007	June 30, 2006
Shares issued and outstanding	49,817,130	40,078,337
Shares potentially issuable (fully diluted)	60,675,063	49,478,338
Weighted average number of shares outstanding (basic)	41,172,284	36,402,539
Weighted average number of shares outstanding (fully diluted)	43,024,166	41,916,694

Note 12   Stock Compensation
The Company had previously adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-based Compensation but has now adopted SFAS No 123R that will be applied prospectively to options granted after January 1, 2006. There were no options issued in 2007 or 2006, thus no compensation expense was recorded under SFAS 123R; therefore, no pro-forma disclosures are made.

Note 13     1999 Equity Incentive Plan
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

	2007		2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	25,000	$ 0.26	25,000	$ 0.26
Granted	-	-	-	-
Exercised	-	$ 0.26	-	$ 0.26
Forfeited	-	$ 0.26	-	$ 0.26
Options outstanding and exercisable at end of year	25,000	$ 0.26	25,000	$ 0.26

Note 14       Related Party Transactions
Eight of our customers, seven of whom are consortium members, all of whom are also shareholders in the Company, generated revenues approximating $331,000 and $328,000 in fiscal years 2007 and 2006, respectively.  Owners from two of those respective customers served as members of the Board of Directors and the Audit Committee in 2007 and 2006.

Of the total 7% convertible debentures of $1,512,000 issued, $1,220,000 was held by shareholders who are also customers of the Company. Of this amount, $807,500 plus accrued interest of $50,021 was converted into 7,146,031 shares of the Company’s common stock and $412,500 plus accrued interest of $66,054 was exchanged for the new 9% convertible debentures.

In April and May 2007, employees of the Company, and their family members, including two executives, purchased $95,000 of the 9% convertible debentures for cash.

In June, July and August 2006 the Company received temporary non-interest bearing advances totaling $100,000 from one of its customers that is affiliated with one of the Company’s shareholders.  In November 2006, the advances were converted to 7% interest bearing notes due on demand.

In May 2007, the Company paid a consulting fee for financial services rendered in the amount of $12,500 to Paradigm Group II, LLC, a company controlled by a significant shareholder of the Company.  In each of the fiscal years ended June 30, 2007 and 2006, the Company paid or accrued rent of $12,000 for its Northbrook, Illinois office to Paradigm that included administrative services provided to the Company.

Note 15    Commitments and Contingencies

Leases

During 2007, the Company was on a month-to-month lease for $1,835 per month at its Dallas location after its original lease expired on September 30, 2005. As of June 1, 2007, the Company entered into a two year lease at $4,253 per month for appropriate office space in Dallas, Texas. There were no significant renewal or purchase options. The Company also has a month-to-month lease for $1,000 per month at its Northbrook, Illinois office, which includes administrative services.  Total rent expense for the fiscal years ended June 30, 2007 and 2006 was $38,273 and $34,020, respectively. The Company accounts for these leases as operating leases in accordance with FAS 13, Accounting for Leases.

Contracts

In August 2007, the Company renegotiated its commission agreement with an outside consulting company that was to receive 15% commission for a five year period on all sales to one of the Company’s customers.  Commissions earned under this agreement in fiscal 2007 approximated $60,500.  The terms of the new agreement provide for monthly payments of $3,000 for four years commencing July 1, 2007 and the issuance of 1 million shares of the Company’s common stock.  The consulting company will attempt to develop new business for the Company under terms to be negotiated.

Scheduled principle payments on the above obligations are as follows:

Fiscal year	Commissions	Rent	Total
2008	$36,000	$49,507	$85,507
2009	36,000	49,564	85,564
2010	36,000	-	36,000
2011	36,000	-	36,000
2012	-	-	-
Total payments	$144,000	$99,071	$243,071

Litigation

In January 2007, the Company executed a Settlement Agreement and Release of Claims with b-50.com, LLC providing for the full and final settlement of the patent litigation.  Under the terms of the Settlement Agreement, the Company executed and delivered a separate Non-Exclusive License (the “License”) pursuant to which the Company was granted a non-exclusive license to utilize the b-50 patent that formed the subject matter of the litigation. In consideration of that license, the Company agreed to pay b-50 a royalty fee ranging between 6.0% and 7.5% but only on its revenues generated from its business intelligence software provided within the restaurant industry. Through June 30, 2007, the Company has the right to pay these royalties in shares of its common stock; thereafter the Company is required to pay the royalty in cash, unless the shares have been registered under the Securities Act of 1933, as amended.  In May 2007, the Company issued 133,509 shares in payment of the calendar year’s 1st quarter’s royalties. In September 2007, the Company issued 114,423 shares in payment of the calendar year’s 2nd quarter royalties. The royalty expense related to these payments was accrued as of June 30, 2007 in the accompanying consolidated financial statements.

As of the date of this report, other than as noted above, there are no other pending legal proceedings in which we or any of our officers, directors or affiliates is a party, and we are not aware of any threatened legal proceedings.

Contingencies

As reported in Note 6, the Company’s operating subsidiary has a $1,579,000 obligation to its patent counsel for its defense of the b-50.com, LLC litigation.  The Company has attempted to resolve this debt through continued negotiations that as of the date of this filing, have not achieved any results.  If adequate resolution is not accomplished on acceptable terms, it could have a material adverse effect on the Company’s financial condition and results of operation.

Note 16   Subsequent Events

See Note 15 above for contract renegotiation.

Note 17    Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an operating deficit of $8,258,285 through the fiscal year ended June 30, 2007. In addition, the Company’s potential debt obligation with its patent counsel, if not favorably resolved, creates an uncertainty about the Company's ability to continue as a going concern.  The Company is reviewing its operations and attempting to resolve its debt obligation to improve operating results and balance sheet.  The Company's ability to continue as a going concern is dependent on its ability to improve operating results and increase its financing cash flows, if any.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 30, 2007, XFormity Technologies, Inc. (XFormity) was notified that a majority of the partners of Altschuler, Melvoin and Glasser LLP (AM&G) had become partners of McGladrey & Pullen, LLP and, as a consequence, AM&G was compelled to resign and would no longer be the auditor for the Company.  Virchow, Krause & Company, LLP has been appointed as the Company’s new auditor.

Except as described below, the audit reports of AM&G on the consolidated financial statements of XFormity Technologies, Inc. and Subsidiary as of and for the fiscal years ended June 30, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles.  AM&G’s 2005 and 2006 audit report relating to AM&G’s audit of XFormity’s consolidated financial statements for the fiscal years ended June 30, 2006 and 2005 included an emphasis paragraph relating to an uncertainty as to XFormity’s ability to continue as a going concern.

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended June 30, 2006 and 2005 and through the date of this current report, there were: (1) no disagreements between XFormity and AM&G on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of AM&G, would have caused AM&G to make reference to the subject matter of the disagreement in their reports on XFormity’s consolidated financial statements for such years, and (2) no reportable events within the meaning set forth in Item 304 (a)(1)(iv)(B) of Regulation S-B or Item 304 (a)(1)(v) of Regulation S-K.

XFormity has provided AM&G a copy of the disclosures and AM&G has furnished the Company with a letter addressed to the Securities and Exchange Commission stating that AM&G agrees with XFormity’s statement in this Item 304 (a).  The decision to engage Virchow, Krause & Company, LLP was approved by the audit committee of the Board of Directors on January 15, 2007.  During the fiscal year ended June 30, 2006, the Company engaged the services of Virchow, Krause &

Company, LLP to provide guidance in regards to two issues, both raised by the Securities and Exchange Commission, (1) relating to the accounting treatment for the Company’s transaction with a group of its original investors (the Consortium) and (2) the beneficial conversion feature in its convertible debentures.  Upon management’s review of the accounting literature provided to the Company, the Company then applied the proper accounting treatment.  The exact date Virchow was engaged was February 2, 2007.  Although the Company and Virchow had agreed in general as the new auditors prior to February 2, 2007, the Company formally signed the Virchow engagement letter on February 2, 2007 after Virchow completed its internal procedures related to new attest client acceptance.

Audit Committee Report

1.
The Audit Committee has reviewed and discussed the audited financial statements with management and with Virchow, Krause & Company, LLP and the matters required to be discussed by Statement of Auditing Standards No. 61.

2.
The Audit Committee has received the written disclosures and the letter from Virchow, Krause & Company, LLP required by Independence Standards Board Standard No. 1 and has discussed with them their independence.

3.
Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the year ended June 30, 2007 and audited financial statements for the fiscal year ended June 30, 2006 be included in the Company's Annual Report of Form 10-KSB for the fiscal year ended June 30, 2007 for filing with the Commission.

The sole member of the Audit Committee is Mr. Michael Shahsavari, Chairman of the Board.  Mr. Shawn Taylor, the other Audit Committee member resigned from the Board in April 2007.  The Company has yet to select another Audit Committee member but intends to do so in fiscal 2008.

Item  8A.   Controls and Procedures

The Company's Principal Executive Officer and Principal Financial Officer have established and are currently maintaining disclosure controls and procedures for the Company.  The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported in accordance with generally accepted accounting principles accepted in the United States within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer and Principal Financial Officer conducted an updated review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation as of June 30, 2007, the end of the period covered by this Report, that the

Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure and we refer you to Exchange Act Rule 13a-15(e).

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the year ended June 30, 2007 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

Our Principal Executive Officer and Principle Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act.

Name	Age	Position	Term
Chris Ball	41	Chief Operating Officer, Chief Executive Officer, President and Director	COO from September 28, 2004 through April 25, 2006. CEO from April 25, 2006 through present day. Director from May 4, 2006 through present day.
C. Drew Seale	39	Chief Technical Officer and Director	From September 28, 2004 through present day. Director from May 10, 2006 through present day.
Jack Rabin	67	Chief Financial Officer and Director	Director from March 2004 through present day. CFO from September 28, 2004 through present day.
Michael Shahsavari	58	Chairman of the Board and Chairman of the Audit Committee	From October 7, 2004 through present day.
Paul Dwyer	47	Director and member of the Compensation Committee	From October 7, 2004 through present day.
Shawn Taylor	47	Director and member of the Audit and Compensation Committees	From October 7, 2004 through April 11, 2007.
Mark Haugejorde	52	Chairman of the Board, Chief Executive Officer, President and Director	From September 28, 2004 through April 25, 2006.
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

Chris Ball, 41, has served as XFormity's Chief Executive Officer since April 25, 2006.  From June 2002 through April 25, 2006, he served as XFM's Chief Operating Officer.  From April 2000 through May 2002, he worked as Vice President, Operations for VertaPort, Inc.  From May 1998 through March 2000, he worked as a project management consultant for a division of US Freightways.  As a consultant for the US Freightways' division, he was responsible for the development of their business-to-business auction solution.  Mr. Ball earned a Bachelor of Science Degree in Aerospace Engineering from California Polytechnic University and a Masters in Business Administration from Texas Christian University.

C. Drew Seale, 39, has served as XFormity's Chief Technology Officer since September 2004.  From June 2002 through September 2004, he served as XFM's Chief Technology Officer. From September 1999 through May 2002, he worked as the Vice President of Applications Development for VertaPort, Inc., where he was responsible for all technology development.  From January 1996 through August 1999, he worked as the Director of Application Architecture for Sea-Land, Inc., a shipping company with over 9,000 employees.  Mr. Seale earned a Bachelor of Science Degree (BS) in advertising from the University of Texas and a Master in Business Administration from Texas Tech University.

Jack Rabin, 67, has been our Chief Financial Officer since July 2004 and a director since March 2004. He was also Chief Financial Officer of Paradigm Group II, LLC since its inception in 2000 until June 30, 2004.  Previously he served as Chief Financial Officer of a major national underwriting firm from 1998 to 2000 and Corporate Controller of the Illinois Superconductor Corp. from 1993 to 1998.  He received a BS degree in business administration from Roosevelt University in 1961 and has a CPA certificate from the University of Illinois.

Michael Shahsavari, 58, has worked in the restaurant industry for the past 25 years as an owner and Chief Financial Officer of franchisees for major brands such as Taco Bell and Pizza Hut.  In total, the companies with which Mr. Shahsavari is affiliated employ over 1800 people.  Mr. Shahsavari received a Bachelor of Arts in accounting from the London School of Accountancy and is a Fellow member of the Institute of Chartered Accountants in England & Wales and is the Chairman of the Board and Chairman of the Audit Committee.

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

Shawn Taylor, 47, resigned from the Board in April 2007 and has recently divested his interest as President, Chief Executive Officer and owner of Family EATS, Inc., a Taco Bell franchisee with 28 stores and over 500 employees.  Mr. Taylor had been involved in Family EATS, Inc. since 1996 and has now committed himself to giving back to his community through volunteering and mentoring various projects for inner-city children.  From 1982 to 1987 and from 1991 to 1996, Mr. Taylor was a Manager of Business Consulting for Arthur Andersen & Co., LLP.  Mr. Taylor holds a Bachelor of Science Degree (BS) in Accounting from Purdue University and also serves on the Company's Audit and compensation Committees.

Mark Haugejorde, 51, former Chief Executive Officer and Director for the Company, a position he held from September 2004 through April 25, 2006.   Prior to the merger with XML, Mr. Haugejorde served as the Chief Executive Officer of XFormity, Inc. from March 2002 through September 2004. From August 1998 to February 2002, Mr. Haugejorde was Chairman of the Board of Directors of VertaPort, Inc., a software company engaged in the development and licensing of integration technology for the golf industry. Mr. Haugejorde attended the University of Houston from 1974 to 1978.

During the last five (5) years no director or officer of the Company has:

a.
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b.	been convicted in a criminal proceeding or subject to a pending criminal proceeding;

c.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

d.
been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favourable to the Company than the Board of Directors believes could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Nomination Process

The Board of Directors has not appointed a standing nomination committee and does not intend to do so during the current year. The process of determining director nominees has been addressed by the board as a whole, which consists of currently five members. The board has not adopted a charter to govern the director nomination process.

Of the currently serving five directors, three would not be deemed to be independent within the meaning of the National Association of Securities Dealers, Inc.'s listing standards.  For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

The Board of Directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Christopher Ball, Chief Executive Officer and President, at

the Company's principal executive offices located in Dallas, Texas and provide to Mr. Ball, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before June 30, 2008.

The Board of Directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

Meetings and Committees of the Board of Directors

The Board meets as often as necessary to perform its duties and responsibilities.

 a.       Meetings of the Board of Directors

During the fiscal year ended June 30, 2007,  three meetings of the Board of Directors were held, including scheduled and special meetings, each of which were attended by a minimum of four of the five Directors. Meetings are conducted either in person or by telephone conference.

Mr Dwyer was unable to attend two of the meetings due to business conflicts.

Outside Directors receive no compensation for their attendance at meetings, although they are reimbursed their expenses associated with such attendance

b.       Committees

The Board appoints committees to help carry out its duties. In particular, board committees work on key issues in greater detail than would be possible at full board meetings.  Each committee reviews the result of its meetings with the full board.

During the year ended June 30, 2007, the board had a standing audit committee.

Audit Committee and Audit Committee Financial Expert

The audit committee was composed of the following directors prior to Mr. Taylor’s resignation from the Board on April 11, 2007:

Michael Shahsavari
Shawn Taylor

The Board of Directors has determined that Messrs. Shahsavari and Taylor are independent and qualified as Audit Committee financial experts within the meanings of Regulation S-K, Section 407(d) (5) (i) and (ii).  For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

During the fiscal year ended June 30, 2007 the audit committee had two meetings. The committee is responsible for accounting and internal control matters.  The audit committee:

-	reviews with management, the internal auditors and the independent auditors policies and procedures with respect to internal controls;

-	reviews significant accounting matters;

-	approves any significant changes in accounting principles of financial reporting practices;

-	reviews independent auditor services; and

-	Recommends to the Board of Directors the firm of independent auditors to audit our consolidated financial statements.

In addition to its regular activities, the committee is available to meet with the independent accountants or Chief Financial Officer whenever a special situation arises.

The Audit Committee of the Board of Directors has adopted a written charter, which has been previously filed with the Commission.

Audit Committee Report

 The Audit Committee has reviewed and discussed the audited financial statements with management and with Virchow, Krause & Company, LLP and the matters required to be discussed by Statement of Auditing Standards No. 61.

The Audit Committee has received the written disclosures and the letter from Virchow, Krause & Company, LLP required by Independence Standards Board Standard No. 1 and has discussed with them their independence.

Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the years ended June 30, 2007 and June 30, 2006 be included in the Company's Annual Report of Form 10-KSB for the fiscal year ended June 30, 2007 for filing with the Commission.

The sole member of the Audit Committee is Mr. Michael Shahsavari, Chairman of the Board.  Mr. Shawn Taylor, the other Audit Committee member resigned from the Board in April 2007.  The Company has yet to select another Audit Committee member but intends to do so in fiscal 2008.

Compensation Committee

During the fiscal year ended June 30, 2007, the Board did not have a standing Compensation Committee.

Shareholder Communications

Any shareholder of the Company wishing to communicate to the Board of Directors may do so by sending written communication to the board of directors to the attention of Mr. Chris Ball, Chief Executive Officer, at the principal executive offices of the Company.  The Board of Directors will consider any such written communication at its next regularly scheduled meeting.

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

Based solely upon public reports of ownership filed by such persons and the written representations received by the Company from those persons, all of our officers, directors and 10% owners have satisfied these requirements during its most recent fiscal year, except that Sheldon Drobny, Managing Director of Paradigm Group II, LLC, failed to file one report covering one transaction in a timely fashion; Farzin Ferdowsi failed to file two reports covering one transaction in a timely fashion; and, Mark Haugejorde failed to file two reports covering two transactions in a timely fashion.

Code of Ethics

The Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees subsequent to fiscal year ended June 30, 2004. This was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.  It will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics.  Such request should be made in writing and addressed to Investor Relations, XFormity Technologies, Inc., 4141 Blue Lake Circle, Dallas, Texas 75244.  Further, our Code of Business Conduct and Ethics may be viewed on our internet website at www.xformity.com or on the website of the SEC at www.SEC.gov.

Item 10.  Executive Compensation.

The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to our Chief Executive Officer ("CEO"), the Company's three most highly compensated executive officers other than the CEO or principal executive officers, for all services rendered in all capacities to the Company for the last fiscal year; however, no disclosure has been made for any executive officer, other than the CEO and principal executive officers, whose total annual salary and bonus does not exceed $100,000 except for the CFO.
TABLE 1
SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chris Ball, Chief Executive/Operating Officer (3)	2007 2006 2005	120,000 120,000 135,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	250(3) 250(3) 192(3)	120,250 120,250 135,192

C. Drew Seale, Chief Technical Officer (3)	2007 2006 2005	120,000 120,000 135,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	250(3) 250(3) 192(3)	120,250 120,250 135,192

Jack Rabin, Chief Financial Officer (3)	2007 2006 2005	60,000 60,000 110,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	250(3) 250(3) 192(3	60,250 60,192 110,192
Sheldon Drobny, Chief Executive Officer	2007 2006 2005	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	24,500 (1) 12,000 (1) 282,000 (1)	24,500 (1) 12,000 (1) 282,000 (1)
Mark Haugejorde, Chief Executive Officer (2)(3)	2007 2006 2005	-0- 232,500 210,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 6,425 7,992	-0- 238,925 217,992

(1)  For the year ended June 30, 2007, Paradigm Group II, LLC, (Paradigm) a corporate finance advisory firm in Northbrook, Illinois, in which Mr. Sheldon Drobny holds an interest, was paid $12,000 as rent for space and administrative services and $12,500 for investment banking services.  For the year ended June 30 2006, Paradigm was paid $12,000 as rent for space and administrative services.  For the year ended June 30, 2005, Paradigm was paid $282,000; $270,000 for investment banking services and $12,000 as rent for space and administrative services provided to the Company.

(2)  Includes an automobile allowance of $6,175 and severance agreement of $90,000 in year ended June 30, 2006.

(3)  Includes total cost of term life insurance premiums paid for employees' coverage up to $50,000.

No executive officer, director or control person received compensation, perquisites and other personal benefits during the fiscal year ended June 30, 2007 other than as reflected in the above table.

There have been no grants of Equity Awards to any Named Executive Officer; and no Equity Awards were held by any Named Executive Officer at fiscal year end.

No compensation or other remuneration is paid to any outside director.

Compensation Discussion and Analysis

Over the past three years, the executive compensation was determined by the compensation committee consisting of the Chairman of the Board and one other independent director. In Fiscal 2005, all of the executives reduced their salaries from their original employment agreements and have maintained that compensation level through the current year.  During this tenure, they have not received any equity awards or other forms of compensation as reflected in the table above. The guiding principle of the compensation committee philosophy is that executive compensation should enable the Company to attract, retain and motivate a team of highly qualified executives who will create long-term value for the Shareholders. To that end, the committee believes that an executive compensation program should include both cash and equity-based compensation that rewards specific performance. In addition, the committee intends to monitor the effectiveness of that program to ensure that the compensation provided to executives remains competitive relative to the compensation paid to executives in the Company’s industry. It is expected that the compensation of the executives in fiscal 2008, including equity awards, will be reviewed based on the expected performance of the Company as established by the Board of Directors.

The compensation committee of the Board of Directors has recommended that this Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2007.

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

Under current practice the options, which have a seven-year term, vest immediately for directors and advisory board members and over three years for all others, at a rate of one-third for each year commencing on the grant date. From time to time, options are granted to employees for which vesting is tied to performance objectives rather than to tenure. The exercise price of each option equals the closing market price of the Company’s common shares on the last trading day preceding the date of grant.  There have been no option grants in fiscal years ended June 30, 2007 and 2006.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information with respect to beneficial ownership of our common stock at September 6, 2007 by each person who beneficially owns more than 5% of the common stock; by each of our executive officers named in the Management section; by each of our Directors; and by all executive officers and Directors as a group. Unless otherwise indicated, we believe all persons in the table have sole voting and investment power for all shares beneficially owned by them. (1)

Name and Address of Beneficial Owner (2) (3)
Chris Ball (4)	1,160,798	2.27%
Drew Seale	1,052,798	2.07%
Michael Shahsavari	438,667.86%
Shawn Taylor	1,463,334	2.87%
Farzin Ferdowsi (5)	5,380,142	10.26%
Homayoun Aminmadani (6)	3,807,881	7.34%
Donald Ghareeb (7)	9,060,901	15,74%
Jack Rabin (8)	415,000	0.81%
Paradigm Millennium Fund, LP	9,058,698	17.79%
Paradigm Group II, LLC (9)	2,167,459	4.22%
Mark Haugejorde (3)	2,548,409	5.00%

All officers and directors as a group-four persons	3,067,263	6.01%

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

(2)
The percentages shown are calculated based upon 50,931,553 shares of common stock outstanding on September 6, 2007. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of September 6, 2007 upon the exercise of options, warrants and conversion feature under the convertible debenture are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)
Unless otherwise stated, the beneficial owner's address is c/o 4141 Blue Lake Circle, Dallas, Texas 75244.  Jack Rabin and Paradigm Group II, LLC address is 60 Revere Drive, Suite 725, Northbrook, IL 60062. Messrs. Shahsavari, Ferdowsi and Aminmadani address is 1728 General George Patton Drive, Suite 200, Brentwood, TN 37027. Donald Ghareeb’s address is 4268 Cahaba Heights Court, Birmingham, AL 35243. Mark Haugejorde’s address is 5851 Franklin Goldmine Rd
Cumming, GA  30040.

(4)	Includes debenture convertible to acquire 83,333 shares at $0.12 per share; warrants to acquire 20834 shares at $0.14; warrants to acquire 20,833 shares at $0.18, at the option of the holder
(5)	Includes debenture convertible to acquire 57,016 shares at $0.12 per share; warrants to acquire 718,332 shares at $0.14; warrants to acquire 718,332 shares at $0.18, at the option of the holder.
(6)	Includes debenture convertible to acquire 56,999 shares at $0.12 per share; warrants to acquire 457,157 shares at $0.14; warrants to acquire 457,157 shares at $0.18, at the option of the holder.
(7)
Donald Ghareeb is the controlling person of Tacala, LLC and is considered to be the beneficial owner of shares owned by Tacala, LLC.  Includes debenture convertible to acquire 3,873,934 shares at $0.12 per share; warrants to acquire 1,385,151 shares at $0.14; warrants to acquire 1,385,151 shares at $0.18, at the option of the holder.

(8)
Mr. Rabin has gifted 290,000 shares to the Arthur J. Rabin Irrevocable Marital Trust, in which Mr. Rabin disclaims any beneficial ownership. Includes debenture convertible to acquire 83,333 shares at $0.12 per share; warrants to acquire 20,834 shares at $0.14; warrants to acquire 20,833 shares at $0.18, at the option of the holder

(9)
Paradigm Group II, LLC is the sole General Partner of Paradigm Millennium Fund, LP and, as such, is considered to be the controlling person of Paradigm Millennium Fund, LP. Amounts shown as beneficially owned by Paradigm Group II, LLC do not include shares beneficially owned by Paradigm Millennium Fund, LP.

Item 12.   Certain Relationships and Related Party Transactions.

In the fiscal years ended June 30, 2007 and 2006, the Company entered into two transactions with Paradigm Group II, LLC.  The Company paid rent of $12,000 to this stockholder in each of the past 2 years and in 2007, paid a fee of $12,500 for consulting services relating to various financing proposals.  The rent included administrative services provided to the Company.

Customers, who are also stockholders in the Company, generated revenues approximating $331,000 and $328,000 in fiscal years 2007 and 2006, respectively.  Owners from two of those respective customers, Messrs. Shahsavari and Taylor, served as members of the Board of Directors and the Audit Committee.

In fiscal 2007, Chris Ball, Chief Executive Officer and Jack Rabin, Chief Financial Officer each purchased $10,000 of the Company’s convertible Debentures for cash.

Paul Dwyer, a former senior executive of SEI Information Technology, the company that provided the Company's customers with primary technical support through December 2006 and that received payments approximating $63,000 and $129,000 during fiscal years 2007 and 2006, respectively, also serves as a member of the Board of Directors.

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

********	10.35	Employment agreement dated May 29, 2003 between Xtract Informatics Inc. and Garry Kupecz.
********	10.36	Agreement dated July 29, 2003 between Liang Wang, Kai Xu, Hai Bo Fan, Jianwen Zhang and XML Global Technologies, Inc. a Colorado company and it’s wholly owned subsidiaries.
********	10.37	Letter of intent dated June 30, 2003 between XML-Global Technologies, Inc. and Xenos Group Inc.
********	10.38	Definitive purchase and sale agreement dated August 21, 2003 between XML-Global Technologies, Inc. and Xenos Group Inc.
********	10.39	iWay Software, Inc. Termination Agreement and Mutual General Release.
********	10.40	Xtract Sale Agreement
********	10.41	Transfer Agreement dated April 14, 2003 with Developers
	10.42	Grant of Right of First Option dated April 14, 2003 with Developers
********	10.43	Agreement dated July 4, 2003 with Developers
*********	10.44	Agreement and Plan of Merger dated as of August 13, 2004.
*********	10.45	Articles of Amendment to Articles of Incorporation
*********	10.46	Statement of Merger
*********	10.47	Closing Escrow Agreement dated as of September 27, 2004.
*********	10.48	B-50 Indemnity Agreement dated as of September 27, 2004
*********	10.49	Holdback Escrow Agreement dated as of September 27, 2004
*********	10.50	Indemnity Agreement by and among XFormity, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, L.P. dated as of September 27, 2004.

*********	10.51	Escrow Agreement by and among XFormity, Inc., Paradigm Group II, LLC Paradigm Millennium Fund, L.P. and Clifford L. Neuman, P.C. dated as of September 27, 2004.
*********	10.52	Employment Agreement by and among XFormity, Inc. and Jack Rabin effective as of September 27, 2004.
*********	10.53	Employment Agreement by and among XFormity, Inc. and Drew Seale effective as of September 27, 2004.
*********	10.54	Employment Agreement by and among XFormity, Inc. and Mark Haugejorde effective as of September 27, 2004.
*********	10.55	Employment Agreement by and among XFormity, Inc. and Chris Ball effective as of September 27, 2004.
	10.56	General Security Agreement dated January 27, 2006 (filed herewith)
	10.57	Trust Indenture dated January 27, 2006 (filed herewith)
	10.58	Subordination Agreement dated January 27, 2006 (filed herewith)
XX	10.59	Settlement Agreement and Release between Xformity Technologies, Inc. and Mark Haugejorde dated April 26, 2006
**********	10.60	Non-exclusive license agreement with b-50.com, LLC dated January 2, 2007
X	14.1	Code of Ethics
***	22.0	List of Subsidiaries
	31.0	Certifications
	32.0	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
None

Item 14.  Principal Accountant Fees and Services.

In 2007, the Company has retained Virchow, Krause & Company, LLP (VK) as our principal accountants to audit the financial statements for fiscal year ended June 30, 2007. In the fiscal years ended June 30, 2006, 2005 and 2004, we had retained Altschuler, Melvoin and Glasser LLP (AM&G) as our principal accountants. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our Audit Committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices previously adopted by the Audit Committee effective June 2005. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.	2007	2006

Audit fees - audit of annual financial statements and review of financial statements included in our 10-QSB, services normally provided by the accountant in connection with statutory and regulatory filings.
	$ 84,400	$ 97,000

Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	19,300	20,200

Tax fees - tax compliance, tax advice and tax planning	2,000	4,000

All other fees - services provided by our principal accountants other than those identified above	-0-	-0-

Total fees paid or accrued to our principal accountants	$ 105,700	$ 121,200

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

XFormity Technologies, Inc.

Date: September 28, 2007	/s/ Christopher Ball Christopher Ball Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christopher Ball Christopher Ball	Chief Executive Officer and Director	September 28, 2007

/s/ C. Drew Seale	Chief Technical Officer and Director	September 28, 2007
C. Drew Seale

/s/ Jack Rabin	Chief Financial Officer and Director	September 28, 2007
Jack Rabin

/s/ Michael Shahsavari	Director	September 28, 2007
Michael Shahsavari

/s/ Paul Dwyer	Director	September 28, 2007
Paul Dwyer