Form 10QSB
period 2007-09-30
XFormity Technologies, Inc.
filed 2007-11-14
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-QSB

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Common stock, $0.0001 par value, outstanding at November 14, 2007: 50,931,553

Transitional Small Business Disclosure Format (Check one):  Yes         ; No ___X___

1

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

                                                                    (Unaudited)
	September 30,	June 30,
	2007	2007
ASSETS
Current Assets
Cash and cash equivalents	$ 148,473	$ 216,834
Accounts receivable	11,115	14,157
Prepaid expenses	70,141	17,469
Total current assets	229,729	248,460
Property and equipment, net	43,264	39,455
Other assets	114,093	12,998
Total Assets	$ 387,086	$ 300,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$ 1,712,166	$ 1,729,711
Loan payable	100,000	100,000
Accrued expenses	75,678	55,444
Current portion - deferred revenues	60,510	63,823
Current portion – deferred credits	13,253	13,089
Convertible debentures- net of unamortized discount of beneficial conversion feature	690,687	671,625
Total Current Liabilities	2,652,294	2,633,692
Deferred revenues – net of current portion	75,000	35,000
Deferred credits - net of current portion	186,708	190,084
Total liabilities	2,914,002	2,858,776

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at September 30, 2007 and June 30, 2007	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 50,931,553 shares issued and outstanding at September 30, 2007 and 49,817,130 issued and outstanding at June 30, 2007	5,093	4,982
Additional paid-in capital	5,858,035	5,695,440
Accumulated deficit	(8,390,044)	(8,258,285)
Total Stockholders' Deficit	(2,526,916)	(2,557,863)
Total Liabilities and Stockholders' Deficit	$ 387,086	$ 300,913

The accompanying notes are an integral part of these consolidated financial statements.

   XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Operations

	(Unaudited)
	Three Months Ended September 30,
	2007	2006

Revenue	$ 324,947	$ 266,443
Cost of revenue	126,322	137,663
Research and development	84,058	101,561
Marketing and selling	57,485	61,698
General and administrative	151,728	373,084
Total operating expenses	419,593	674,006
Loss from operations	(94,646)	(407,563)
Interest expense, net	(37,113)	(182,656)
Loss before provision for income taxes	(131,759)	(590,219)
Provision for income taxes	-	-
Net loss	$ (131,759)	$ (590,219)

Net loss per share – basic and diluted	$ (0.00)	$ (0.01)

Weighted average number of shares – basic and diluted	50,132,076	40,078,337

The accompanying notes are an integral part of these consolidated financial statements.

.

        XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended September 30,
	2007	2006
Operating activities:
Net loss	$ (131,759)	$ (590,219)
Depreciation	5,084	6,030
Non-cash transactions for:
Interest charge for beneficial conversion feature in convertible debentures	19,062	157,360
Issuance of common stock in payment of license fees	15,659	-
Changes in:
Accounts receivable	3,042	(17,594)
Prepaid expenses and other assets	(6,720)	(125)
Accounts payable	(17,546)	219,569
Accrued expenses	20,234	3,236
Severance liability	-	(34,036)
Deferred revenue	36,688	(9,470)
Deferred credits	(3,212)	(3,501)

Net cash used in operating activities	(59,468)	(268,750)

Investing activities:
Purchases of property and equipment	(8,893)	(2,908)
Net cash used in investing activities	(8,893)	(2,908)

Financing activities:
Loan proceeds	-	50,000
Proceeds from issuance of convertible debentures	-	352,000
Net cash provided by financing activities	-	402,000
(Decrease) increase in cash and cash equivalents	(68,361)	130,342
Cash and cash equivalents, beginning of period	216,834	74,309
Cash and cash equivalents, end of period	$ 148,473	$ 204,651

Supplemental disclosure of non-cash financing and investing activities
Issuance of common stock in payment of deferred commission	$ 147,048	-
Additional paid-in capital from beneficial conversion feature in convertible debentures	$ -	$ 205,333

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

Note 1 – Organization and Nature of Business.

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

The Company has incurred operating losses from its inception through September 30, 2007 and has addressed resulting liquidity issues through the sales of its software and professional services and the issuance of convertible debentures. The Company continues to attempt to meet with various potential investors for the purpose of raising additional capital as it will need additional financing and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company.  If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock.  If adequate funds are not available or not available on acceptable terms, it could have a material adverse effect on the Company's financial condition, results of operations and as a going concern.

Note 2.    Basis of Financial Statement Presentation.

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2007 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

Note 3.  Significant Accounting Policies.

The Company believes its critical accounting policies for the period July 1, 2007 to September 30, 2007 are revenue recognition, software development costs, accounting for research and development expenses and accounting for convertible securities with beneficial conversion features under accounting principles generally accepted in the United States and that they are adhered to in the accompanying consolidated financial statements.

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

Fair Value of Financial Instruments
The carrying amounts of cash, accounts receivable, accounts payable, loan payable, and convertible debentures reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

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

The Company also develops and provides professional and technical services to its customers.  Some of the technical services developed benefit the customers over extended periods of time and are recognized ratably over the benefit period. As of September 30, 2007, the Company completed a contracted project of $120,000, of which $111,000 is reflected as deferred revenue, that is amortized along with the annual $150,000 license revenue for 3 years resulting from technical services developed.

Deferred Commission
In August 2007, the Company renegotiated its commission agreement with an outside consulting company that was to receive 15% commission for a five year period on all sales to one of the Company’s customers.  The terms of the new agreement provide for monthly payments of $3,000 for four years commencing July 1, 2007 and the issuance of 1 million shares of the Company’s common stock.  The determination of the amount of $147,048 was based on the fair value of the issued common stock at the commitment date under SFAS No. 123R, Share-Based Payment, and Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are IssuedTo Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and is amortized over the life of the contract.

Total deferred commission	$ 147,048
Long term portion of deferred commission in other assets	$ 101,094
Current portion of deferred commission in prepaid expenses	$ 36,762
Amount of commission expensed in the three months ended September 30, 2007	$ 9,192

Property and Equipment
Property and equipment are stated at cost.  Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over a five year estimated useful life of the assets.

Software Development Costs
The Company capitalizes internally generated software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of software development costs begins when a product's technological feasibility is established.  Costs incurred for research and development of products where technological feasibility has not yet been established are expensed as incurred.  There were no capitalized software development costs at September 30, 2007.

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

Deferred Credits

In January 2006, the Board of Directors agreed to offer the 7 members of a consortium, original customers and initial investors in the Company the following options in exchange for any further billing credits: (1) a right to receive $150,000 in billing credits applied against their monthly business intelligence software billings at a rate of 25% of the billings commencing July 1, 2006, or (2) a right to receive an additional 833,333 shares of the Company’s common stock per consortium member.

Two consortium members elected option (1), one commencing January 1, 2006, and the other commencing July 1, 2006.  The five remaining consortium members elected option (2) and in May 2006, the Company issued 4,166,665 shares under this agreement. The deferred credits at September 30, 2007 in the respective amounts of $99,712 and $100,249, net of amortization, are expected to be utilized over a 13 to 14 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

Note 4   Other Assets
In August 2007, the Company renegotiated its commission agreement with an outside consulting company that was to receive 15% commission for a five year period on all sales to one of the Company’s customers.  The terms of the new agreement provide for monthly payments of $3,000 for four years commencing July 1, 2007 and the issuance of 1 million shares of the Company’s common stock.  The issuance of the common stock was recorded as a deferred commission. The determination of the amount of $147,048 was based on the fair value of the issued common stock at the commitment date under SFAS No. 123R, Share-Based Payment, and Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are IssuedTo Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and is amortized over the life of the contract.

Security deposit	$ 12,998
Long term portion of deferred commission in other assets	$ 101,096
Total other assets	$ 114,094

Note 5   Accounts Payable
Accounts payable represents balances due to trade creditors, fees for professional services incurred for legal, accounting and audit services and license fees and commissions payable. Approximately $1,598,000 and $1,610,000 included in the respective September 30, 2007 and June 30, 2007 balances are for legal fees, most of which are past due, primarily incurred in the defense of the patent infringement suit filed by a competitor in the QSR industry.

Note 6    Other Current Liabilities
Loan Payable
In October 2006, the Company agreed to pay interest at 7% per annum effective November 1, 2006 on its unsecured loans of $100,000 from one of its customers that is affiliated with one of the Company’s stockholders.

Accrued Expenses

	September 30,	June 30,
	2007	2007
401 (K) obligation	$ 27,766	$ 22,456
Accrued interest on convertible debentures	36,654	18,489
Other	11,258	14,499
Totals	$ 75,678	$ 55,444

Note 7   Convertible Debentures
In April 2007, the Board of Directors approved a second amendment to the terms of the original 7% debenture to provide a 9% interest rate for those debenture holders electing not to convert their debentures into shares of the Company’s common stock, offered warrants to those debenture holders who elected to convert their debentures into the common stock, extended the expiration dates on the warrants by one additional year and reduced the exercise price of the warrants from $0.15 to $0.14 on the warrants expiring on January 31, 2009; and from $0.20 to $0.18 on the warrants expiring on January 31, 2010.

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

Under the terms of the April 2007 amendment, the Company issued $235,000 of the 9% debentures to Company executives, employees and related family members and other accredited investors for cash. Holders of the 7% convertible debentures, who are also stockholders and customers of the Company, converted $488,635 including $66,135 of accrued interest into the 9% convertible debentures. This was deemed to be a debt modification by management under Emerging Issues Task Force Consensus 96-19, Debtor Accounting For a Modification or Exchange of Debt Instrument.

The discount in the 9% convertible debentures of the beneficial conversion feature that the Company valued at its intrinsic value with a corresponding credit to additional paid-in capital was $68,240. The amortized amount of the beneficial conversion feature in the 9% convertible debentures in the period ended September 30, 2007 was a non-cash charge to income of $19,062 and the unamortized discount of the beneficial conversion feature of $32,948 is a contra-liability to the related debt. The remaining amount will be amortized over the one year period commencing with the date of issuance of the debentures through the earlier of its maturity or conversion date into common stock. The initial beneficial conversion feature is calculated as the difference between the market price on dates of issuance of the convertible debentures and the conversion price of $0.12.   In the period ended September 30, 2006, the amortized amount of the beneficial conversion feature in the 7% convertible debentures was a non-cash charge to income of $157,360 and the unamortized discount of the beneficial conversion feature of $343,307 was a contra-liability to the related debt.

The Company accounted for the new debentures under Emerging Issues Task Force Consensus 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios"

As of September 30, 2007, the Company has outstanding an aggregate of $723,635 of the 9% convertible debentures that mature between January 31 and June 30, 2008. Of that amount, $563,554 is held by shareholders who are also customers of the Company and employees of the Company. Accrued interest on the debentures was $30,238. There were no discounts or commissions incurred on the sale of the debentures.  The Company has no assurance as to how much in additional subscriptions will be received in the private offering.

If all of the remaining debenture holders elected to convert their debentures and warrants into shares of the Company’s common stock, the Company would be required to issue an additional 9,045,438 shares.

Note 8    Income Taxes

As of July 1, 2007, the Company adopted the provisions of the FASB issued Interpretation NO. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions.  The Company believes it does not have any uncertain tax positions taken or expected to be taken in its income tax returns.
At September 30, 2007, the Company had net operating loss carry-forwards totaling approximately $5,705,000 that begin to expire in 2023. No tax benefit has been reported in the September 30, 2007 and 2006 financial statements because the Company believes a portion or all of the carry-forward may expire unused. The difference between the Company's financial statement losses and tax losses is primarily expenses not deductible for tax purposes including the interest charges of $19,062 in 2007 and $157,360 in 2006 from the beneficial conversion feature in the respective 9% and 7% convertible debentures and deferred revenues approximating $36,000 that would be treated as recognized for tax purposes.  Accordingly, $50,000 for 2007 and $154,000 for 2006, the respective tax benefit of the loss carry-forward has been offset by a valuation allowance of the same amount.

The following are the components of the income tax provision:

Statement of Operations
For the Three Months Ended September 30,	2007	2006
Federal Income tax provision (benefit)	$(50,000)	$(154,000)
Total provision (benefit) for income taxes	(50,000)	(154,000)
Valuation allowance	50,000	154,000
Provision for income tax	$ -	$ -

The deferred tax asset at September 30, 2007 and 2006 is as follows:

Balance Sheet	September 30,	June 30,
	2007	2007
Deferred tax asset primarily arising from Net Operating Loss Carry-forwards	$ 1,940,000	$ 1,890,000
Valuation allowance	(1,940,000)	(1,890,000)
Net deferred tax asset	$ -	$ -

Note 9    Loss per Share
Basic loss per share is calculated based on the weighted-average number of outstanding common shares.  For the quarters ended September 30, 2007 and 2006, the fully diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of options would be anti-dilutive.

Note 10   Stock Compensation
The Company had previously adopted the disclosure-only provisions of SFAS 123R, Share-Based Payment on January 1, 2006.  There were no options issued in the first quarter of fiscal 2008, fiscal 2007 or fiscal 2006, thus no compensation expense was recorded under SFAS 123R.

Note 11     1999 Equity Incentive Plan
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

For the Quarter Ended September 30,	2007	2006

	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	25,000	$0.26	25,000	$0.26
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding and exercisable at end of period	25,000	$0.26	25,000	$0.26

Note 12       Related Party Transactions
Eight of our customers who are also stockholders in the Company, generated revenues approximating $83,000 and $82,200 in the three months ended September 30, 2007 and 2006, respectively.  Owners from two of those respective customers served as members of the Board of Directors and the Audit Committee through April 2007 and only one of those owners currently serves as a member of the Board of Directors.  A former senior executive from a Company that provided the Company's customers with primary technical support and that received payments approximating $30,900 during the three months ended September 30, 2006 also serves as a member of the Board of Directors.

Of the total 9% convertible debentures issued through September 30, 2007, $478,554 is held by stockholders who are also customers of the Company and $20,000 is held by senior management of the Company.

In the respective three months ended September 30, 2007 and 2006, the Company paid or accrued rent of $3,000 to a company controlled by a major stockholder of the Company. The rent included space and administrative services provided to the Company.

Note 13    Commitments

As of June 1, 2007, the Company entered into a two year lease at $4,253 per month for appropriate office space in Dallas, Texas. There were no significant renewal or purchase options. The Company also has a month-to-month lease for $1,000 per month at its Northbrook, Illinois office, which includes administrative services.  Total rent expense for the three months ended September 30, 2007 and 2006 was $15,759 and $8,505, respectively. The Company accounts for these leases as operating leases in accordance with FAS 13, Accounting for Leases.

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

RESULTS OF OPERATIONS

REVENUE.  The Company’s primary revenue is derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced.  For the three months ended September 30, 2007, the Company generated $324,947 in revenues compared to $266,443 in the prior period.  The increase in revenue in the current year is primarily attributable to an increased number of YUM Brands and Domino’s franchisee customers offset by fewer professional services contracts.  The Company had received a $120,000 contract for development of its Business Scorecard that was completed and customer accepted in June 2007.  The revenue under this contract is to be recognized, under Statement of Position 97-2 (as amended), Software Revenue Recognition, over a 3 year period to coincide with the term of the related licensing fee agreement in the annual amount of $150,000 commencing July 1, 2007.  The Company recognized $37,500 in the current period under this licensing agreement and $9,000 under the Business Scorecard contract.   As of September 30, 2007, the Company included $111,000 in deferred revenues on its balance sheet.

COST OF REVENUE.   The cost of revenue for the three months ended September 30, 2007 consists primarily of personnel, related payroll costs and technical support costs to our customers.  Other costs include travel, data hosting services, telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data.  The costs for the three month period ended September 30, 2007 were $126,322 compared to $137,663 in the comparative period of the prior year.

The decrease is primarily attributable to the reallocation of our personnel and related costs based on their actual time incurred in operations, the elimination of outside technical support in the amount of $30,876 and an increase in license fees in the amount of $15,811under the Settlement Agreement reached with b-50.com.  All of the other operational costs remained fairly constant.

RESEARCH AND DEVELOPMENT.  Research and development costs are charged to operations as incurred and consist primarily of personnel and related benefit costs. The costs for the three months ended September 30, 2007 were $84,058 compared to $101,561 in the comparative period of the prior year. This decrease was also primarily due to the reallocation of personnel and their related costs. The Company’s research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the hospitality market.

MARKETING AND SELLING.  The marketing and selling expenses in the current year include the services of an outside consultant and the reallocation of personnel and related costs based on time incurred in this respective category.  The Company incurred higher costs for commissions based on its renegotiated settlement with an outside consulting firm in the amount of $5,345.  In the prior year’s comparative period, the expenses incurred by the Company consisted primarily of higher trade show costs of $9,151.  The costs for the three month period ended September 30, 2007 were $57,485 compared to $61,698 in the comparative period of the prior year. For the current fiscal year, the Company expects to expand its customer base through direct sales and through referrals from its relationship with existing clients.

GENERAL AND ADMINISTRATIVE.  Our general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, patent litigation and our independent auditor, rent, expenses related to being a public company and other operating costs.    The costs for the three months ended September 30, 2007 were $151,728 compared to $373,084 in the comparative period of the prior year. The decrease for the three month period was primarily attributable to the elimination of further legal and professional expenses in the amount of $234,000 incurred due to the resolution of the b-50.com patent lawsuit and the change in outside auditors, offset by the reallocation of executive compensation from operations and marketing based on the time incurred in those respective categories, and increased occupancy costs.

INTEREST EXPENSE.  Interest expense consists of the following:

Three months ended September 30,	2007	2006
Accrued interest on convertible debentures	$ 16,414	$ 24,143
Amortization of the discount of the beneficial conversion feature in the convertible debentures	19,062	157,360
Accrued interest on loan payable	1,750	-
Interest incurred from the deferred credits issued to consortium members	2,501	2,174
Interest income earned on cash and cash equivalents	(2,614)	(1,021)
Net interest expense	$ 37,113	$ 182,656

NET LOSS.  The net loss for the three month periods ended September 30, 2007 was $131,759 compared with a net loss of $590,219 for the comparative period in 2006.  The decrease in the net loss was primarily attributable to additional revenue from new customers and licensing fees, reduced technical support costs, reduced trade show costs, and significant lower costs for litigation and professional fees.  This decrease was offset by higher expenditures for license fees, commissions and occupancy costs.

The net loss applicable to common stockholders for the three months ended September 30, 2007 was $131,759, or $(0.00) per share, on 50,132,076 weighted average common shares outstanding. This compares with the net loss available to common stockholders for the three month period ended September 30, 2006 of $590,219, or $(0.01) per share, on 40,078,337 weighted average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred operating losses and negative cash flows from operations in each quarter since it commenced operations.  As of September 30, 2007, there was an accumulated deficit of $8,390,044 and the Company’s cash position is $148,473.  The Company does not expect to generate operating earnings until it achieves a substantial customer base and related revenues necessary to cover its operational costs. The Company has been reviewing capitalization alternatives, including various debt and equity instruments and hopes to raise not less than $1,000,000 and not more than $5,000,000 in new capital over the next 12 months.  The use of funds includes operating capital for general corporate purposes, expansion of the sales, marketing and software development staff, and a strengthened balance sheet.  A reasonable resolution of the legal fees resulting from the patent litigation lawsuit will have a direct significant effect on the Company's operating results and the ability to raise capital as investors have stated that this is a significant impediment in their decision to invest in the Company.  The Company will need additional financing and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company.  If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock.  If adequate funds are not available or not available on acceptable terms, it could have a material adverse effect on the Company's financial condition and results of operations.

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

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended September 30, 2007 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

As of the date of this report, there are no pending legal proceedings in which the Company or any of its officers, directors or affiliates is a party, and the Company is not aware of any threatened legal proceedings.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the three months ended September 30, 2007.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.      EXHIBITS AND REPORTS ON Form 8-K

Exhibits

31.	Certification

32.	Certification pursuant to USC Section 1350

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date: November 14, 2007	/s/ Christopher Ball Christopher Ball Chief Executive Officer
Date: November 14, 2007	/s/ Jack Rabin Jack Rabin Chief Financial Officer