Form 10QSB
period 2007-12-31
XFormity Technologies, Inc.
filed 2008-02-13
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-QSB

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

Common stock, $0.0001 par value, outstanding at February 9, 2008: 50,931,553

Transitional Small Business Disclosure Format (Check one):  Yes         ; No ___X___

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

                                                                    (Unaudited)
	December 31,	June 30,
	2007	2007
ASSETS
Current Assets
Cash and cash equivalents	$ 87,830	$ 216,834
Accounts receivable	18,102	14,157
Prepaid expenses	70,691	17,469
Total current assets	176,623	248,460
Property and equipment, net	42,750	39,455
Other assets	91,905	12,998
Total Assets	$ 311,278	$ 300,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$ 1,671,839	$ 1,729,711
Loan payable	100,000	100,000
Accrued expenses	95,516	55,444
Deferred revenue	75,055	63,823
Current portion – deferred credits	13,419	13,089
Convertible debentures- net of unamortized discount of beneficial conversion feature	709,749	671,625
Total Current Liabilities	2,665,578	2,633,692
Deferred revenues-net of current portion	66,000	35,000
Deferred credits-net of current portion	183,290	190,084
Total liabilities	2,914,868	2,858,776

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at December 31, 2007 and June 30, 2007	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 50,931,533 and 49,817,130 shares issued and outstanding at December 31, 2007 and June 30, 2007	5,093	4,982
Additional paid-in capital	6,163,099	5,695,440
Accumulated deficit	(8,771,782)	(8,258,285)
Total Stockholders' Deficit	(2,603,590)	(2,557,863)
Total Liabilities and Stockholders' Deficit	$ 311,278	$ 300,913

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Operations

	(Unaudited) Three Months Ended December 31,		(Unaudited) Six Months Ended December 31,
	2007	2006	2007	2006
Revenue	$ 352,011	$ 249,488	$ 676,958	$ 515,931
Cost of revenue	138,354	136,145	264,677	273,808
Research and development	212,587	74,323	296,645	175,884
Marketing and selling	139,126	83,773	196,611	145,471
General and administrative	205,169	136,038	356,897	509,122
Total operating expenses	695,236	430,279	1,114,830	1,104,285
Loss from operations	(343,225)	(180,791)	(437,872)	(588,354)
Interest expense, net	(38,513)	(214,087)	(75,625)	(396,743)
Loss before provision for income taxes	(381,738)	(394,878)	(513497)	(985,097)
Provision for income taxes	-	-	-	-
Net loss	$ (381,738)	$ (394,878)	$ (513,497)	$ (985,097)

Net loss per share - basic	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)

Weighted average number of shares - basic	50,931,553	40,078,337	50,531,814	40,078,337

The accompanying notes are an integral part of these consolidated financial statements.

.

        XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended December 31,
	2007	2006
Operating activities:
Net loss	$ (513,497)	$ (985,097)
Depreciation	10,537	12,060
Non-cash transactions for:
Interest charge for beneficial conversion feature in convertible debentures	38,124	340,359
Issuance of common stock in payment of license fees	15,659	-
Compensation from share-based payment arrangements	305,064	-
Changes in:
Accounts receivable	(3,945)	9,629
Prepaid expenses	1,921	(23,765)
Other assets	12,998
Accounts payable	(57,875)	242,597
Accrued expenses	40,072	47,086
Severance liability	-	(72,883)
Deferred revenue	42,233	(22,539)
Deferred credits	(6,463)	(6,594)

Net cash used in operating activities	(115,172)	(459,147)

Investing activities:
Purchases of property and equipment	(13,832)	(2,908)
Net cash used in investing activities	(13,832)	(2,908)

Financing activities:
Loan proceeds	-	50,000
Proceeds from issuance of convertible debentures	-	377,000
Net cash provided by financing activities	-	427,000
Decrease in cash and cash equivalents	(129,004)	(35,055)
Cash and cash equivalents, beginning of period	216,834	74,309
Cash and cash equivalents, end of period	$ 87,830	$ 39,254

Supplemental disclosure of cash-flow information
Interest paid	$ 193	$ 445
Supplemental disclosure of non-cash financing and investing activities
Issuance of common stock in payment of deferred commission	$ 147,048	$ -
Additional paid-in capital from beneficial conversion feature in convertible debentures	$ -	$ 207,416

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

Note 1   Organization and Nature of Business.

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

The Company has incurred operating losses from its inception through December 31, 2007 and has addressed resulting liquidity issues through the sales of its software and professional services and the issuance of convertible debentures. The Company continues to attempt to meet with various potential investors for the purpose of raising additional capital as it will need additional financing and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company.  If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock.  If adequate funds are not available or not available on acceptable terms, it could have a material adverse effect on the Company's financial condition, results of operations and ability to continue as a going concern.

Note 2    Basis of Financial Statement Presentation.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been consolidated or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements.

Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2007 Annual Report on Form 10-KSB. Operating results for the three months and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

Note 3   Significant Accounting Policies.

The Company believes its critical accounting policies for the period July 1, 2007 to December 31, 2007 are revenue recognition, software development costs, accounting for research and development expenses, accounting for convertible securities with beneficial conversion features and share based payments under accounting principles generally accepted in the United States and that they are adhered to in the accompanying consolidated financial statements.

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

Fair Value of Financial Instruments
The carrying amounts of cash, accounts receivable, prepaid expenses, accounts payable, loan payable, and convertible debentures reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

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

The Company also develops and provides professional and technical services to its customers.  Some of the technical services developed benefit the customers over extended periods of time and are recognized ratably over the benefit period. As of December 31, 2007, the Company completed a contracted project of $120,000, of which $102,000 is reflected as deferred revenue that is amortized along with the annual $150,000 license revenue for 3 years resulting from technical services developed.

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

Total deferred commission	$ 147,048
Long term portion of deferred commission in other assets	$ 91,905
Current portion of deferred commission in prepaid expenses	$ 36,762
Amount of commission expensed in the three months ended December 31, 2007	$ 18,381

Property and Equipment
Property and equipment are stated at cost.  Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over a five year estimated useful life of the assets.

Software Development Costs
The Company capitalizes internally generated software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of software development costs begins when a product's technological feasibility is established.  Costs incurred for research and development of products where technological feasibility has not yet been established are expensed as incurred.  There were no capitalized software development costs at December 31, 2007.

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

Two consortium members elected option (1), one commencing January 1, 2006, and the other commencing July 1, 2006.  The five remaining consortium members elected option (2) and in May 2006, the Company issued 4,166,665 shares under this agreement. The deferred credits at December 31, 2007 in the respective amounts of $97,875 and $98,834, net of amortization, are expected to be utilized over a 13 to 14 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

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

Total other assets:
Long term portion of deferred commission in other assets	$ 91,905

In December 2007, the Company, under its sublease, received notice of the default and the impending demise of its landlord.  The Company has expensed the security deposit held by its landlord as an occupancy cost as the probability of recovery of said deposit appears limited.  The Company does not expect any interruption of its business.

Note 5   Accounts Payable
Accounts payable represents balances due to trade creditors, fees for professional services incurred for legal, accounting and audit services and license fees and commissions payable. Approximately $1,590,000 and $1,610,000 included in the respective December 31, 2007 and June 30, 2007 balances are for legal fees, most of which are past due, primarily incurred in the defense of the patent infringement suit filed by a competitor in the QSR industry.

Note 6    Other Current Liabilities
Loan Payable
In October 2006, the Company agreed to pay interest at 7% per annum effective November 1, 2006 on its unsecured loans of $100,000 from one of its customers that is affiliated with one of the Company’s stockholders.

Accrued Expenses

	December 31,	June 30,
	2007	2007
401 (K) obligation	$ 33,106	$ 22,456
Accrued interest on convertible debentures and note payable	54,819	18,489
Other	7,591	14,499
Totals	$ 95,516	$ 55,444

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

The discount in the 9% convertible debentures constitutes a beneficial conversion feature that the Company valued at its intrinsic value with a corresponding credit to additional paid-in capital in the amount of $68,240. The amortized amount of the beneficial conversion feature in the 9% convertible debentures in the three months and six months ended December 31, 2007 was a non-cash charge to income of $19,062 and $38,124, respectively, and the unamortized discount of the beneficial conversion feature of $13,886 is a contra-liability to the related debt. The remaining amount will be amortized over the one year period commencing with the date of issuance of the debentures through the earlier of its maturity or conversion date into common stock. The initial beneficial conversion feature is calculated as the difference between the market price on dates of issuance of the convertible debentures and the effective conversion price of $0.12.   In the three months and six months ended December 31, 2006, the amortized amount of the beneficial conversion feature in the 7% convertible debentures were non-cash charges to income of $182,999 and $340,359, respectively, and the unamortized discount of the beneficial conversion feature of $214,443 was a contra-liability to the related debt.

The Company accounted for the new debentures under Emerging Issues Task Force Consensus 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios"

As of December 31, 2007, the Company has outstanding an aggregate of $723,635 of the 9% convertible debentures that mature between January 31 and June 30, 2008. Of that amount, $563,554 is held by shareholders who are also customers of the Company and employees of the Company. Accrued interest on the debentures was $46,653. The Company is in discussions with the debenture holders and expects all of them to extend their notes for one year.  There were no discounts or commissions incurred on the sale of the debentures.

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

At December 31, 2007, the Company had net operating loss carry-forwards totaling approximately $5,916,000 that begin to expire in 2023. No tax benefit has been reported in the three months and six months ended December 31, 2007 and 2006 financial statements because the Company believes a portion or all of the carry-forward may expire unused. The difference between the Company's financial statement losses and tax losses is primarily expenses not deductible for tax purposes including the embedded derivative interest charge for the beneficial conversion feature in the 9% convertible debentures of $38,124, share based compensation of $305,064 and revenue of $45,000 recognizable in 2007.  In 2006, non-deductible expenses included the embedded derivative interest charge for the beneficial conversion feature in the respective 9% and 7% convertible debentures of $340,359 and severance pay of $72,883.  Accordingly, $117,000 and $167,000 for the respective three months and six months ended December 31, 2007 and $82,000 and $236,000 for same periods in 2006, the respective tax benefits of the loss carry-forwards and the share based compensation, have been offset by a valuation allowance of the same amount.

The following are the components of the income tax provision:

Statement of Operations	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Federal income tax provision (benefit)	$ (16,000)	$ (82,000)	$ (66,000)	$ (236,000)

Total provision (benefit) for income taxes	(117,000)	(82,000)	(167,000)	(236,000)

Valuation allowance	117,000	82,000	167,000	236,000

Provision for income tax	$ -	$ -	$ -	$ -

The deferred tax asset at December 31, 2007 and June 30, 2007 is as follows:

Balance Sheet	December 31, 2007	June 30, 2007
Deferred tax asset arising from net operating loss carry-forwards	$ 1,956,000	$ 1,890,000
Deferred tax asset arising from share based compensation	101,000	-
	2,057,000	1,890,000
Valuation allowance	(2,057,000)	(1,890,000)
Net deferred tax asset	$ -	$ -

Note 9     Loss per Share
Basic loss per share is calculated based on the weighted-average number of outstanding common shares.  For the three months and six months ended December 31, 2007 and 2006, the fully diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of options would be anti-dilutive.

Note 10     1999 Equity Incentive Plan
On October 19, 1999, the Company adopted the 1999 Equity Incentive Plan to provide incentives to employees, directors and consultants. On May 14, 2001, the stockholders approved an increase in the number of options reserved under the Plan from 1,000,000 to a total of 1,500,000 shares of common stock for issuance with the maximum term of options being ten years. On November 13, 2003, the Company's stockholders approved an increase in the number of shares issuable under the Plan equal to 20% of the issued and outstanding shares. The Board of Directors has the exclusive power over the granting of options and their vesting provisions.

Effective December 12, 2007, The Board of Directors of the Company approved the grant and issuance of options exercisable to purchase an aggregate of 6,775,000 shares of common stock.  The options are exercisable until December 12, 2014 (the “Expiration Date”) at an exercise price equal to $0.16 per share (the “Exercise Price”), which was equal to 100% of the closing market price of the Company’s common stock, as quoted on the OTC Electronic Bulleting Board, on the grant date.  Of the options, one-third vest immediately upon grant, one-third vest on December 12, 2008 and one-third vest on December 12, 2009, subject to the grantee/optionee continuing employment or in service for the Company on each vesting date.

The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 3.68%, volatility of 102.75%, expected option life of 7 years and a dividend yield of 0%.  Forfeitures will be recognized as they occur.

For the Six Months Ended December 31,	2007	2006

	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of period	25,000	$0.26	25,000	$0.26
Granted	6,775,000	$0.16	-	-
Exercised	-	-	-	-
Cancelled	(25,000)	$0.26	-	-
Forfeited	-	-	-	-
Options outstanding at end of period	6,775,000	$0.16	25,000	$0.26

Non-Vested shares outstanding at beginning of period	-	-	-	-
Granted	6,775,000	$0.16	-	-
Vested	(2,258,334)	$0.16

Non-Vested shares outstanding at end of period	3,516,666	$0.16	-	-

Note 11   Stock Compensation
The Company had previously adopted the disclosure-only provisions of SFAS 123R, Share-Based Payments on January 1, 2006.  In December 2007, the Board of Directors granted stock options to the Company’s executives, employees and non-employee directors. Under SFAS 123R, Share-Based Payments, the compensation cost that has been charged against income in the six months ended December 31, 2007 is $305,064. As of December 31, 2007, total unrecognized stock-based compensation expense related to the option grants was $610,127 to be amortized over the remaining 23 months of the vesting period.

There were no options issued in the first quarter of fiscal 2008, or all of fiscal 2007, thus no compensation expense was recorded under SFAS 123R in those respective periods.

Note 12       Related Party Transactions
Seven of our customers who are also stockholders in the Company, generated revenues approximating $82,600 and $165,600 in the three months and six months ended December 31, 2007, respectively.  In the same periods in 2006, revenues approximated $81,200 and $163,400. Owners from two of those respective customers served as members of the Board of Directors and the Audit Committee through April 2007 and only one of those owners currently serves as a member of the Board of Directors.  A former senior executive from a Company that provided the Company's customers with primary technical support and that received payments approximating $31,900 and $62,800 during the three months and six months ended December 31, 2006, respectively, also serves as a member of the Board of Directors.

Of the total 9% convertible debentures issued through December 31, 2007, $478,554 is held by stockholders who are also customers of the Company and $20,000 is held by senior management of the Company.  Interest expense accrued to related parties was $11,310 and $22,620 for the three and six months ended December 31, 2007.

In the respective three months and six months ended December 31, 2007 and 2006, the Company paid or accrued rent of $3,000 and $6,000, respectively during each period, to a company controlled by a major stockholder of the Company. The rent included space and administrative services provided to the Company.

Note 9    Commitments and Contingencies

As of June 1, 2007, the Company entered into a two year sub-lease at $4,253 per month for appropriate office space in Dallas, Texas. There were no significant renewal or purchase options. In December 2007, the original tenant under the above sub-lease, the Company’s landlord, defaulted on their lease. The Company charged the security deposit held by the sub-lessor to rent expense. No interruption of the Company operations is foreseen.

The Company also has a month-to-month lease for $1,000 per month at its Northbrook, Illinois office, which includes administrative services.  Total rent expense for the three months and six months ended December 31, 2007 was $20,996 and $36,755 respectively.  In the same periods in 2006, rent expense was $8,505, and $17,010, respectively. The Company accounts for these leases as operating leases in accordance with FAS 13, Accounting for Leases.

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

RESULTS OF OPERATIONS

REVENUE   The Company’s primary revenue is derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced.  For the three months and six ended December 31, 2007, the Company generated $352,011 and $676,958 in revenues compared to $249,488 and $515,931 in the comparable prior year’s periods.  The increase in revenue in the current year is primarily attributable to an increased number of new customers and professional service contracts.  The Company entered into a contract for a Balanced Scorecard Solution that was developed and delivered on schedule in June 2007.  The revenue under this contract is to be recognized, under Statement of Position 97-2 (as amended), Software Revenue Recognition, over a 3 year period to coincide with the term of the related licensing fee commencing July 1, 2007.  The Company recognized $37,500 and $75,000 in the three months and six months ended December 31, 2007 for the development and $9,000 and $18,000 under the license agreement.   As of December 31, 2007, the Company included $102,000 in deferred revenues on its balance sheet.

COST OF REVENUE   The cost of revenue for the three months and six months ended December 31, 2007 consists primarily of personnel, related payroll costs and support service costs in the respective amounts of $138,354 and $264,677.  The current year’s periods include $15,673 and $31,485 in license fees under the Settlement Agreement reached with b-50.com offset by the elimination of contracted support services of $31,934 and $62,810 in the comparable prior year’s periods.  Other costs include travel, data hosting services, telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data.  The costs for the three month and six month periods in the comparative periods of the prior year were $136,145 and $273,808.  In the current year, the Company reallocated its personnel and related costs based on their actual time incurred in operations. The Company also recorded a non-cash compensation expense under SFAS 123R, Share-Based Payments of $15,818 in the quarter ended December 31, 2007 resulting from option grants.

RESEARCH AND DEVELOPMENT   Research and development costs are charged to operations as incurred and consist primarily of personnel and related benefit costs. The costs for the three months and six months ended December 31, 2007 were $212,587 and $295,645 compared to $74,323 and $175,884 in the comparative periods of the prior year. In the current quarter ended December 31, 2007, the Company recorded a non-cash compensation expense under SFAS 123R, Share-Based Payments of $119,766 resulting from option grants and incurred outside contracted services of $12,800 necessary to timely complete the Company’s development projects.  In the current year, the Company reallocated its personnel and related costs based on their actual time incurred in operations. The Company’s research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the retail market.

MARKETING AND SELLING   The marketing and selling expenses in the current year include the services of an outside consultant and the reallocation of personnel and related costs based on time incurred in this respective category.  In the three months and six months ended December 31, 2007, the Company incurred higher costs in the respective amounts of $3,622 and $8,967 for commissions based on its renegotiated settlement with an outside consulting firm. In the current quarter ended December 31, 2007, the Company recorded a non-cash compensation expense under SFAS 123R, Share-Based Payments of $56,493 resulting from option grants. The costs for the three month and six month periods ended December 31, 2007 were $139,126 and $196,611 respectively compared to $83,773 and $145,471 in the comparative periods of the prior year. For the current fiscal year, the Company expects to expand its customer base through direct sales and through referrals from its relationship with existing clients.

GENERAL AND ADMINISTRATIVE  Our general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, our independent auditor, rent, expenses related to being a public company and other operating costs.    The costs for the three months and six months ended December 31, 2007 were $205,169 and $356,897, respectively, compared to $136,038 and $509,122 in the comparative periods of the prior year. The change for the three month and six month periods was primarily attributable to the elimination of further legal and professional expenses in the respective amounts of $49,000 and $283,400 incurred due to the resolution of the b-50.com patent lawsuit and the change in outside auditors, offset by the reallocation of executive compensation from operations and marketing based on the time incurred in those respective categories, and increased occupancy costs.  In the current quarter ended December 31, 2007, the Company recorded a non-cash compensation expense under SFAS 123R, Share-Based Payments of $112,987 resulting from option grants.

INTEREST EXPENSE   Interest expense consists of the following:

Interest expense	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Accrued interest on convertible debentures	$ 16,415	$ 27,928	$ 32,831	$ 52,071
Amortization of the discount of the beneficial conversion feature in the convertible debentures	19,062	182,999	38,124	340,359
Accrued interest on loan payable	1,750	1,167	3,500	1,167
Interest incurred from the deferred credits issued to consortium members	2,486	2,494	4,987	4,668
Interest income earned on cash and cash equivalents	(1,200)	(501)	(3,817)	(1,522)
Net interest expense	$ 38,513	$ 214,087	$ 75,625	$ 396,743

NET LOSS  The net losses for the three month and six month periods ended December 31, 2007 and 2006 were $381,738 and $513,497 respectively, compared with net losses of $394,878 and $985,097 for the comparative periods in 2006.  The decrease in the net losses for the three months and six months ended December 31, 2007 were primarily the result of the additional customer license revenue, elimination of contracted support services, reduced litigation and professional fees offset by license fees under the Settlement Agreement with b-50.com, higher commission costs and  a charge for a non-cash compensation expense in the three months ended December 31, 2007 under SFAS 123R, Share-Based Payments of $305,064 resulting from option grants.

The net loss applicable to common stockholders for the three months and six months ended December 31, 2007 was $381,738 and $513,497, respectively, or $(0.01)and $(0.01) per share in each period, respectively, on 50,931,553 and 50,531,814, weighted average common shares outstanding. This compares with the net loss available to common stockholders for the three month and six month periods ended December 31, 2006 of $394,878 and $985,097, respectively, or $(0.01) and $(0.02) per share, on 40,078,337 weighted average common shares outstanding during both periods..

The net loss applicable to common stockholders for the three months and six months ended December 31, 2007 excluding the share based payments are reflected in the table below as the Company believes that the presentation under SFAS 123R, although presented under GAAP may be misleading to readers of the financial statements:

Net loss	$ (381,738)	$ (394,878)	$ (513,497)	$ (985,097)
Add back-share based compensation	305,064	-	305,064	-
Net loss	$ (76,674)	$ (394,878)	$ (208,433)	$ (985,097)

Net loss per share - basic	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

Weighted average number of shares - basic	50,931,553	40,078,337	50,531,814	40,078,337

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred operating losses and negative cash flows from operations in each quarter since it commenced operations.  As of December 31, 2007, there was an accumulated deficit of $8,771,782 and the Company’s cash position is $87,830.  The Company does not expect to generate operating earnings until it achieves a substantial customer base and related revenues necessary to cover its operational costs. The Company has been reviewing capitalization alternatives, including various debt and equity instruments and hopes to raise not less than $1,000,000 and not more than $5,000,000 in new capital over the next 12 months.  The use of funds includes operating capital for general corporate purposes, expansion of the sales, marketing and software development staff, and a strengthened balance sheet.  A reasonable resolution of the legal fees resulting from the patent litigation lawsuit will have a direct significant effect on the Company's operating results and the ability to raise capital as investors have stated that this is a significant impediment in their decision to invest in the Company.  The Company will need additional financing and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company.  If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock.  If adequate funds are not available or not available on acceptable terms, it could have a material adverse effect on the Company's financial condition and results of operations.

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

The Principal Executive Officer and Principal Financial Officer conducted an updated review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are  effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be disclosed by the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended December 31, 2007 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1       LEGAL PROCEEDINGS

As of the date of this report, there are no pending legal proceedings in which the Company or any of its officers, directors or affiliates is a party, and the Company is not aware of any threatened legal proceedings.

ITEM 2      UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Effective December 12, 2007, the Board of Directors of the Company approved the grant and issuance of options exercisable to purchase an aggregate of 6,775,000 shares of common stock. The options are exercisable until December 12, 2014 (the “Expiration Date”) at an exercise price equal to $0.16 per share (the “Exercise Price”), which was equal to 100% of the closing market price of the Company’s common stock, as quoted on the OTC Electronic Bulletin Board, on the grant date.  Of the options, one-third vest immediately upon grant, one-third vest on December 12, 2008 and one-third vest on December 12, 2009, subject to the grantee/optionee continuing employment or in service with the Company on each vesting date.  The options were granted and issued under the Company’s 1999 Equity Incentive Plan (the “Plan”) and are subject to the terms and conditions of the Plan.

The options were granted to 11 persons, each of whom the Company had reasonable grounds to believe qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D.The options, which were taken for investment purposes and not for resale, were subject to restrictions on transfer. The options were “restricted securities” within the meaning of Rule 144 under the Securities Act. The options were granted without registration under the Securities Act in reliance upon the exemption contained in Section 4(2) of the Securities Act and Regulation D thereunder.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

As of January 31, 2008, an aggregate of $478,553 in principal amount of convertible debentures and $32,450 in accrued and unpaid interest matured and became due and owing. The debentures are secured by all of the tangible and intangible assets of the Company and our subsidiary, XFormity, Inc. Those debenture holders have renewed their notes for one more year under the same terms and conditions as previously approved.

As of the date of this Report, the other debenture holders whose notes have not yet matured have indicated a willingness to also renew for an additional year.

ITEM 4   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the three months ended December 31, 2007.

ITEM 5     OTHER INFORMATION

None

ITEM 6      EXHIBITS AND REPORTS ON Form 8-K

Exhibits
31.	Certification

32.	Certification pursuant to USC Section 1350

Reports on 8-K
1.	Current Report on Form 8-K, Item 3.02 and Item 5.02, dated December 12, 2007, as filed with the Commission of December 18, 2007

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date: February 13 2008	/s/ Christopher Ball Christopher Ball Chief Executive Officer
Date: February 13, 2008	/s/ Jack Rabin Jack Rabin Chief Financial Officer