Form 10-K
period 2008-06-30
XFormity Technologies, Inc.
filed 2008-09-30
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

    FORM 10-K

(Mark One)

[X]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2008

OR

[   ]    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-23391

XFORMITY TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1434313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

                                 4100 Spring Valley Road, Dallas, Texas 75244
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

Title of Class
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |X| No |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                                Accelerated filer |_|

 Non-accelerated filer |_|                        Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_|  No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008, the last business day of the registrant’s most recently completed year: $1,534,346

The number of shares of the registrant’s class of common stock, $0.0001 par value, outstanding at September 15, 2008: 50,931,553

The Company incorporates by reference the following:

Part IV – Exhibits

1.           The Exhibits identified in Item 13 of this Report

XFormity Technologies, Inc.
June 30, 2008 Annual Report on Form 10-K

Table of Contents

Part I.
Item 1.	Description of Business.
Item 2.	Description of Property.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

Part II.
Item 5.	Market for Common Equity and Related Stockholder Matters.
Item 6.	Selected Financial and Other Data.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.

Part III.
Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions.
Item 14.	Principal Accountant Fees and Services.
Item 15.	Exhibits.

Signatures

Part I

Item 1.   Description of Business.

The reporting entity in this 10-K is XFormity Technologies, Inc. (a Colorado Corporation) ("XFormity" or the "Company") and includes the operations of XFormity, Inc. (a Texas Corporation) (“XFM”), the wholly owned subsidiary of the Company.  XFormity provides technology and services to multi-unit business operators.  The Company’s core products are hosted Business Intelligence (BI) and Balanced Scorecard solutions.  These solutions help customers with operational data analysis, trend reporting, issue identification and tracking.  The Company provides data integration and management services which feed the BI and Scorecard solution with data from many key data sources.  The Company’s solutions are provided to customers as hosted (software-as-a-service) model, which allows the Company to rapidly configure and implement solutions for new customers in an affordable, cost-effective manner.

The Company identified a significant need for data integration and analytical tools within the quick-service restaurant (QSR) segment of the food service industry and has deployed BI solutions for multi-unit QSR owners and operators across many brands and of all sizes.  Customers utilizing these solutions range from single-unit owners to large multi-national franchisors. The Company has a balanced customer portfolio with both franchisees and franchisors that license its products and services, and includes restaurants from Taco Bell, Pizza Hut, KFC, Burger King, Arby’s, Cosi’s, Domino’s, Long John Silver’s and A&W.  The Company provides Burger King Corporate (BKC) with its BI solution for all corporate owned and operated restaurants in the United States and Canada.

During fiscal 2008, the Company deployed a Balanced Scorecard solution that allows access for all BKC restaurants in the US and Canada.  This solution provides analysis and benchmarking capabilities for over 6,400 restaurants.  Additional system-wide solutions have been developed for BKC that provide additional tools and management capabilities for the Burger King brand.

 The Company has maintained a very lean operating team which is predominately technical in nature.   As additional units are brought onboard, only marginal operational resources are required to manage those new customers, greatly enhancing the employee to revenue efficiency ratio.

The Company has incurred operating losses from its inception through June 30, 2008 and has addressed resulting liquidity issues through the sales of its software and professional services and the issuance of convertible debentures. The Company may need additional financing to fund its potential growth and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company.  If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock.  If the Company does need additional financing and adequate funds are not available or not available on acceptable terms, it could have a materially adverse effect on the Company's financial condition, results of operations and as a going concern.

.XFormity's Competition

Competitors to the Company may be grouped in three broad categories (1) Point-of-Sale / Back-Office Providers:  Many POS and back-office system providers have proprietary above-restaurant business intelligence tools.  These are sold in conjunction with the main in-restaurant system only and do not offer alternative POS or system integration which significantly reduces the ability to offer a comprehensive view of the customer entire business; (2) Niche Reporting Providers:  There exist several small companies that provide above-restaurant reporting services that compete with the Company.  Such competitors market and sell their products in similar venues as the Company and have some success in several brands.  The Company believes that its offerings are superior to these competitors and have proven to be able to displace these competitive products in many situations; and (3) Enterprise Reporting and Planning Solution Providers:   Many of the big, enterprise level reporting solution providers are marketing their products to the large multi-national restaurant companies.  Most of these competitors market their products and services on their technical merit and are not well versed in the day-to-day operations of multi-unit business operations.  These competitive products are very expensive to license and to deploy.

XFormity's Marketing Strategy

During the past two fiscal years the Company has retained the expertise of a professional sales consultant who is directing all sales and marketing activities.  The Company is executing under a marketing plan that is increasing the Company's presence in both franchisee and industry trade shows, compiling new and professional marketing collateral and developing reseller channels for its core products.

XFormity's Intellectual Property

The Company protects its Intellectual Property through copyright and trademarks.  As a hosted solution, the Company does not distribute software to users; authorized users are granted access to centrally managed solutions on an individual basis that is monitored by the Company’s personnel.  Unauthorized access and piracy risks are greatly mitigated with this software deployment model.  Under an agreement with b-50.com LLC, the company licenses b-50.com’s patent, although the Company does not utilize any of b-50’s technology.

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

XFormity's Revenue by Product Classification
The increase in fiscal 2008’s revenues over 2007 was primarily the addition of Burger King Corporation’s (“BKC”) licensing of the Balanced Scorecard solution, billings for professional services and additional usage of our business intelligence software solution both within BKC and YUM Brands franchisees (“YUM”).  Not reflected as revenue under Statement of Position 97-2 (as amended), Software Revenue Recognition, were professional service contracts for the development of software programs completed in fiscals 2008 and 2007, respectively, that will be recognized over the terms of the multi-year lives of the licenses billed to our customer. The loss of major customers in either of these two product classifications would have a material adverse effect on our business, financial condition and results of operations.  However, the Company continues to maintain strong business relationships with the customers utilizing these solutions.

Product Classification	2008	Per Cent to Total	2007	Per Cent to Total	% Change
Business Intelligence	$ 1,110,316	76%	$ 995,188	92%	12%
Scorecard license	150,000	11%	-	-%	100%
Professional Services	135,000	9%	43,000	4%	214%
Other Revenue	62,568	4%	38,166	4%	64%
Total Revenue	$ 1,457,884	100%	$ 1,076,354	100%	35%

XFormity's Research and Development

The Company’s development team continues to upgrade its existing software programs and develop the necessary software to meet its customer’s requirements.  During the fiscal year ended June 30, 2008, the development team deployed the BKC Scorecard, released version 2.0 of its business intelligence solution and added additional integration capabilities for use with in-restaurant systems (POS and back-office) as well as non-restaurant systems (accounting systems and other information sources).  Research and development costs including indirect and administrative costs in 2008 and 2007 were $777,034 and $327,441, respectively.  Included in the 2008 expenditures was a non-cash charge of $329,168 for share-based compensation.

Government Regulations and Environmental Laws

We do not expect that existing or probable governmental regulations will have a material effect on the business. We did not incur any separately identifiable costs to comply with environmental laws.

XFormity's Employees

We currently have seven employees, including Chris Ball and Drew Seale, our Chief Executive Officer and Chief Technology Officer, located at our principal office in Dallas, Texas and one employee, Jack Rabin, our Chief Financial Officer, in Northbrook, Illinois. Mr. Kenneth Johnson, one of our directors, also serves as a sales and marketing consultant for the Company.  For a description of the backgrounds of Messrs. Ball, Seal, Rabin and Johnson, see the section of this report entitled “Item 9. - Directors and Executive Officers”.

Item 1A.    Risk Factors.

Not applicable.

Item 1B    Unresolved Staff Comments

None

Item 2.    Description of Property.

The Company maintains its corporate headquarters in Dallas, Texas in office space consisting of approximately 3,200 square feet, which we lease under a “triple net” lease that requires us to pay an average of $4,329 per month and our pro rata share of real estate taxes and common area costs over a 64 month term effective June 1, 2008. The Company also sublets office space on a month-to-month basis from one of its stockholders in Northbrook, Illinois. The rent, including all expenses and administrative support, is $1,000 per month. The Company does not own any real estate.

The Company believes that its facilities are suitable for the business of the Company as presently conducted and for necessary growth in personnel and customers.  The facilities are adequately insured.

Item 3.    Legal Proceedings.

As of the date of this report, there are no pending legal proceedings in which we or any of our officers, directors or affiliates is a party, and we are not aware of any threatened legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended June 30, 2008

Part II

Item 5.     Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's stock trades on the OTC Electronic Bulletin Board under the symbol "XFMY".

The following table sets forth the high and low prices for the Company’s common stock for each quarter commencing July 1, 2006. The prices presented below are bid and ask prices, which represented prices between broker-dealers and does not include retail mark-ups and markdowns or any commission to the broker. The prices do not necessarily reflect actual transactions.

Common Stock
Quarter Ended	Low	High
September 30, 2006	$ 0.08	$ 0.23
December 31, 2006	$ 0.05	$ 0.19
March 31, 2007	$ 0.05	$ 0.17
June 30, 2007	$ 0.11	$ 0.15
September 30, 2007	$ 0.10	$ 0.16
December 31, 2007	$ 0.09	$ 0.18
March 31, 2008	$ 0.08	$ 0.18
June 30, 2008	$ 0.08	$ 0.16

On August 15, 2008, the bid and ask prices of the Company’s common stock as quoted on the Bulletin Board were $0.09 and $0.11, respectively.  In addition, the Company’s common stock is subject to rules adopted by the Securities and Exchange Commission ("Commission") regulating broker dealer practices in connection with transactions in "penny stocks."  Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission.  That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor, but rather paid to sell the shares.  The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security.  The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction.  Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company’s common stock.  Many brokers may be unwilling to engage in transactions in the Company’s common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Holders

As of August 15, 2008, the Company had 112 stockholders of record. This does not include stockholders who held stock in accounts at broker-dealers.

Dividends

The Company has not declared or paid any cash dividends on its capital stock since inception and does not expect to pay any cash dividends for the foreseeable future. Management currently intends to retain future earnings, if any, to finance the expansion of the Company’s business.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,775,000	$0.16	3,411,311

Equity compensation plans not approved by security holders	-0-	$0.00	-0-
Total	6,775,000	$0.16	3,411,311

The options granted under the Equity Compensation plan have a seven year life and total option grants available under the plan are limited to 20 percent of the issued and outstanding stock of the Company. The above grants were approved and issued to current employees, directors and one outside vendor as of December 12, 2007.  There were no issuances of stock options to any officers, directors or employees in the fiscal year ended June 30, 2007. It is expected that the compensation of the executives in fiscal 2009, including equity awards, will be reviewed based on the expected performance of the Company as established by the Board of Directors.

Description of Securities

Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, par value $0.01, none of which has been issued.

Common Stock
The Company has authorized 125,000,000 shares of common stock, par value $0.0001 of which 50,931,553 were issued and outstanding as of June 30, 2008.

Unregistered Sales of Equity Securities
The information relating to the sales of the Company’s Convertible Debentures should be read in conjunction with the consolidated financial statements and accompanying notes thereto in Item 7, the Consolidated Financial Statements, of this report.

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

Item 6.   Selected Financial and Other Data.

Not Applicable

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of the Company’s financial condition and results of operation should be read in conjunction with the consolidated financial statements and accompanying notes thereto in Item 7 of this report.

Critical Accounting Policies and Procedures

The Company believes its critical accounting policies (see Note 1 to the consolidated financial statements) are revenue recognition, software development costs, accounting for research and development expenses, accounting for convertible securities with beneficial conversion features and share based payments under accounting principles generally accepted in the United States and that they are adhered to in the accompanying consolidated financial statements.

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

Results of Operations – Fiscal Year Ended June 30, 2008 compared to Fiscal Year Ended June 30, 2007

Revenues:  The Company’s primary revenues are derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced or from solutions developed at specific customer’s requests.  Customers are billed on a monthly basis for each location serviced or at a project’s completion.  For the year ended June 30, 2008, the Company generated $1,457,884 in revenues compared to $1,076,354 in the prior year.  This increase in revenues is primarily attributable to the licensing of the Company’s solutions by additional customers and professional service fees. In 2007, the Company had received payment under a contract for the development of one of its solutions, subject to a multi-year licensing agreement, that is recognized under Statement of Position 97-2 (as amended), Software Revenue Recognition, over the term of the licensing fee agreement. As of June 30, 2008, the Company had received payment under a separate contract for another of its solutions included in deferred revenue that will also be recognized over the term of a multi-year licensing agreement, under Statement of Position 97-2 (as amended), Software Revenue Recognition.

Cost of Revenues:   The costs for the year ended June 30, 2008 were $534,562 compared to $524,527 in the prior year. Part of the increase, $47,454 was attributable to the non-cash compensation expense under SFAS 123R, Share-Based Payments. Other costs consist primarily of personnel, related payroll costs and technical support costs to our customers.  During 2008, the Company’s production hosting facility costs and licensing agreements increased significantly from $32,355 to $60,475 and from $30,783 to $65,235, respectively. These increases were offset by termination of our outside technical support services in January 2007 in the amount of $62,810 as the Company brought technical support in house. Other offsets included lower telecommunications costs of $7,844. All of the other operational costs minimally decreased as management continues to maximize its operating efficiencies including a move to a lower cost data hosting facility in August 2009.

Research and Development:   Research and development costs are charged to operations as incurred and consist primarily of personnel and related benefit costs. The costs for the year ended June 30, 2008 of $777,034 compared to $327,441. The primary increase of $329,168 was due to the non-cash compensation expense under SFAS 123R, Share-Based Payments. Another increase, $84,100, was attributable to the use of outside consultants to assist in the integration of various systems for new franchise operations with our business intelligence solution.  The reallocation of personnel and their related costs approximating $28,200 represented the balance of the increase.  The Company’s research and development is part of its strategic plan to provide enhancements to its existing software and integration into new franchise operations in the hospitality market.

Marketing and Selling:  The costs for the year ended June 30, 2008 were $478,954 compared to $273,362 in the prior year. The primary increase of $154,415 was due to the non-cash compensation expense under SFAS 123R, Share-Based Payments. Current year expenses included the addition of an outside sales consultant for the full year as against only 7 months of service in the prior year, Additional costs for marketing, travel, trade shows and commissions under an agreement with a consulting firm approximated $51,200.  In 2009, the Company expects to continue to expand its customer base through trade shows, direct sales and referrals from its relationship with existing clients.

General and Administrative:  The Company’s general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, independent auditor, rent, expenses related to being a public company and other operating costs.    The costs for the year ended June 30, 2008 were $806,740 compared to $706,387 in the prior year. Part of the increase, $384,154, was due to the non-cash compensation expense under SFAS 123R, Share-Based Payments and increased occupancy costs of $19,600. These increases were offset by reduced patent litigation, other professional fees and insurance costs approximating $314,300. All other administrative costs remained stable or minimally decreased.

Interest Expense:   Interest expense consists of the following:

Fiscal Year Ended June 30,	2008	2007
Accrued interest on convertible debentures	$ 65,305	$ 95,921
Amortization of the discount of the beneficial conversion feature in the convertible debentures	52,010	574,366
Accrued interest on loan payable	7,000	4,667
Interest incurred from the deferred credits issued to consortium members	9,974	9,727
Insurance finance costs	580	1,043
Interest income earned on cash and cash equivalents	(5,291)	(4,631)
Net interest expense	$ 129,578	$ 681,093

Actual cash paid for interest during the fiscal years ended June 30, 2008 and 2007 was $35,656 and $1,043, respectively.

Net Loss: The net loss from for the year ended June 30, 2008 was ($1,268,984) compared to ($1,436,456) in the prior year.  The decrease was attributable to the increased revenues resulting from the delivery of our business intelligence software to a increased number of customer’s stores, the licensing of our Business Scorecard, the additional revenue resulting from professional services and other fees and reduced operating and interest costs as discussed above offset by the non-cash compensation expense under SFAS 123R, Share-Based Payments of $915,191.

Operating Results Excluding Non-cash Share Based Compensation and Interest Charges Applicable to the Beneficial Conversion Feature in the Convertible Debentures

The net loss and earnings per share applicable to common stockholders for the years ended June 30, 2008 and 2007 excluding the share based payments and interest charges from the amortization of the beneficial conversion feature are reflected in the pro forma tables below as the Company believes that the presentation under SFAS No. 123 (revised 2004), "Share-Based Payment (SFAS No, 123R)," and Emerging Issues Task Force Consensus ("EITF") 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" as amended by EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments",, although presented under GAAP may be misleading to readers of the financial statements:

UNAUDITED
Year Ended June 30,
	2008	2007
Net loss under GAAP – per above	$ (1,268,984)	$ (1,436,456)
Net loss per share – basic	$ ($0.03)	$ ($0.03)
Exclusion of share based compensation	915,191	-
Net loss excluding share based compensation	$ (353,793)	$ (1,436,456)
Net loss per share – basic	$ ($0.01)	$ ($0.03)
Exclusion of amortization of the discount of the beneficial conversion feature in the convertible debentures	52,010	574,366
Pro forma net loss	$ (301,783)	$ (862,090)
Net loss per share – basic	$ ($0.01)	$ ($0.02)
Weighted average number of shares - basic	50,730,591	41,172,284

Liquidity and Capital Resources

General

The Company has not achieved operating profits or positive cash flow from operations since it commenced operations. The main reason the Company did not achieve operating profitability or positive cash flow from operations this past year were the limitations imposed by lack of working capital necessary for additional personnel to enable new customer growth.  As of June 30 2008, there was an accumulated deficit of $9,527,269 and the Company’s cash position was $87,117.  In fiscal 2007, the Company increased its customer base with its signing of a major corporate franchisor, Burger King Corporation that consumed the major development and technical resources of the Company in that year and the current year.  The Company generated operating funds in fiscal 2008 through sale of its monthly hosted BI solutions and Balanced Scorecard solutions and other professional services provided and other fees, for a total of $1,457,884 in revenue.  In fiscal 2009, the Company has begun to deploy its business intelligence software to another major franchisor and continues developing a significant pipeline of business opportunities that include a multi-unit full service restaurant operator and companies outside of the hospitality industry. While there can be no assurances that the increases in revenue will generate operating profitability and positive cash flow, the Company’s management believes the opportunities identified in its pipeline are achievable in the near future.

In August 2008, the Company has agreed in principle with its patent counsel to issue one million shares of XFMY’s common stock, cash payments that extend over 48 months and additional debt reduction payments upon the Company achieving certain revenue targets. This approximates a maximum payout value of $900,000 in full settlement of the Company’s obligation of approximately $1,575,000

The Company anticipates that a final Settlement Agreement will be executed by the end of the calendar year.

The Company may need additional financing and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company.  If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock.  If adequate funds are not available or not available on acceptable terms, it could have a material adverse effect on the Company's financial condition and results of operations.

Legal Issues

There are no material legal proceedings that management is aware of that affect the Company.

Convertible Debentures

Under the revised term sheet, the Company may still issue an additional $186,865 of its 9% convertible debentures to accredited investors to be used as working capital.  See the provisions of these debentures in Item 8 of the Consolidated Financial Statement.

Finance

The Company has been reviewing capitalization alternatives, including various debt and equity instruments.  The Company may need to raise between $1,000,000 and $5,000,000 in new capital over the next 12 months.  The use of funds includes operating capital for general corporate purposes, expansion of the sales, marketing and software development staff, and a strengthened balance sheet.  If additional funds are raised by the issuance of debt or equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of holders of the common stock.  As of the date of this Report, there are no agreements, commitments or arrangements for any future financing, and no assurance can be given that future financing can be achieved.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8.  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders, Audit Committee and Board of Directors

XFormity Technologies, Inc and Subsidiary

Dallas, Texas

We have audited the accompanying consolidated balance sheet of XFormity Technologies, Inc and Subsidiary as of June 30, 2008, and the related consolidated statement of operations, stockholders' deficit and cash flow for the years then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of XFormity Technologies, Inc and Subsidiary as of June 30, 2007 were audited by other auditors whose report dated September 27, 2007 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XFormity Technologies, Inc and Subsidiary as of June 30, 2008 and the results of their  operation and their  cash flow for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 18 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net stockholders' deficit and although the Company has resolved the significant amounts payable to its former legal counsel at a lesser figure over a period of time, there still is substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might reflect these uncertainties.

/s/McElravy, Kinchen & Associates, P.C.

Houston, Texas

September 18, 2008

Independent Registered Public Accounting Firm's Consent

Board of Directors of XFormity technologies, Inc.:

We consent to the incorporation by reference of our report dated September 27 2007, with respect to the consolidated financial statements of XFormity Technologies, Inc. for the year ended June 30, 2007 included in the Annual Report on Form 10-K for the year ended June 30, 2008.

/S/Virchow, Krause & Company, LLP

Chicago, Illinois

September 29, 2008

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30,	June 30,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$ 87,117	$ 216,834
Accounts receivable	10,812	14,157
Deferred commission expense	36,762	-
Prepaid expenses	27,609	17,469
Total current assets	162,300	248,460
Property and equipment, net	37,055	39,455
Other assets	26,120	12,998
Total Assets	$ 298,999	$ 300,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$ 1,637,327	$ 1,729,711
Loan payable	100,000	100,000
Accrued expenses	97,812	55,444
Current portion - deferred revenue	130,423	63,823
Current portion – deferred credits	13,758	13,089
Convertible debentures- net of unamortized discount of beneficial conversion feature	723,635	671,625
Total Current Liabilities	2,702,955	2,633,692
Deferred revenues – net of current portion	168,667	35,000
Deferred credits – net of current portion	176,326	190,084
Total liabilities	3,047,948	2,858,776

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at June 30, 2008 and 2007	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 50,931,553 and 49,817,130 shares issued and outstanding at June 30, 2008 and 2007	5,093	4,982
Additional paid-in capital	6,773,227	5,695,440
Accumulated deficit	(9,527,269)	(8,258,285)
Total Stockholders' Deficit	(2,748,949)	(2,557,863)
Total Liabilities and Stockholders' Deficit	$ 298,999	$ 300,913

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Operations

	Year Ended June 30,
	2008	2007

Revenue	$ 1,457,884	$ 1,076,354
Cost of revenue	534,562	524,527
Research and development	777,034	327,441
Marketing and selling	478,954	273,362
General and administrative	806,740	706,387
Total operating expenses	2,597,290	1,831,717
Loss from operations	(1,139,406)	(755,363)
Interest income (expense), net	(129,578)	(681,093)
Loss before provision for income taxes	(1,268,984)	(1,436,456)
Provision for income taxes	-	-
Net loss	$ (1,268,984)	$ (1,436,456)

Net loss per share - basic and diluted	$ (0.03)	$ (0.03)

Weighted average number of shares	50,730,591	41,172,284

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Deficit
Years Ended June 30, 2008 and 2007

	Common Stock
	Issued and Outstanding Shares	Stated Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance June 30, 2006	40,078,337	$ 4,008	$ 4,249,668	$ (6,821,829)	$ (2,568,153)
Issuance of common stock to 7% convertible debenture holders electing to convert their debt into equity	9,605,284	961	1,151,671		1,152,632
Issuance of common stock for payment of license fees	133,509	13	15,111		15,124
Interest charge for beneficial conversion feature in convertible debentures			278,990		278,990
Net loss				(1,436,456)	(1,436,456)
Balance, June 30, 2007	49,817,130	4,982	5,695,440	(8,258,285)	(2,557,863)
Issuance of common stock for payment of license fees	114,423	11	15,648		15,659
Issuance of common stock for services	1,000,000	100	146,948		147,048
Issuance of options for services			915,191		915,191
Net loss				(1,268,984)	(1,268,984)
Balance, June 30, 2008	50,931,553	$ 5,093	$ 6,773,227	$ (9,527,269)	$ (2,748,949)

The accompanying notes are an integral part of these consolidated financial statements.

                                                                            XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2008	2007
Operating activities:
Net loss	$ (1,268,984)	$ (1,436,456)
Depreciation	21,093	26,444
Non-cash transactions for:
Compensation from share-based payment arrangements	915,191	-
Interest charge for beneficial conversion feature in convertible debentures	52,010	574,366
Issuance of common stock in payment of license fees	15,659	15,124
Issuance of common stock in payment of interest on 7% convertible debentures	-	63,133
Issuance of 9% convertible debentures in payment of interest on 7% convertible debentures	-	66,135
Changes in:
Accounts receivable	3,345	31,140
Prepaid expenses	26,622	(6,810)
Other assets	(13,122)	(9,152)
Accounts payable	(92,385)	232,083
Accrued expenses	42,368	(57,769)
Severance liability	-	(72,883)
Deferred revenue	200,268	72,598
Deferred credits	(13,089)	(12,898)

Net cash used in operating activities	(111,024)	(514,945)

Investing activities:
Purchases of property and equipment	(18,693)	(14,530)
Net cash used in investing activities	(18,693)	(14,530)

Financing activities:
Loan proceeds	-	50,000
Proceeds from issuance of 7% convertible debentures	-	387,000
Proceeds from issuance of 9% convertible debentures	-	235,000
Net cash provided by financing activities	-	672,000
(Decrease) increase in cash and cash equivalents	(129,717)	142,525
Cash and cash equivalents, beginning of period	216,834	74,309
Cash and cash equivalents, end of period	$ 87,117	$ 216,834

Supplemental disclosure of cash-flow information
Interest paid	$ 36,236	$ 1,043
Supplemental disclosure of non-cash financing and investing activities
Issuance of common stock in payment of deferred commission	$ 147,048	$ -
Additional paid-in capital from beneficial conversion feature in convertible debentures	-	278,990
Additional paid-in capital upon conversion of 7% convertible debentures	-	1,151,672
Issuance of common stock upon conversion of 7% convertible debentures	-	961
Retirement of 7% convertible debentures	-	(1,512,000)
Conversion of 7% convertible debentures to 9% convertible debentures	-	422,500
Net issuance of common stock in payment of interest on 7% convertible debentures	-	$ 63,133

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008

Note 1 - Organization, Nature of Business and Significant Accounting Policies

Organization and Nature of Business

XFormity Technologies, Inc. (XFMY) provides technology and services to multi-unit business operators.  The Company’s core products are hosted Business Intelligence (BI) and Balanced Scorecard solutions.  These solutions help customers with operational data analysis, trend reporting, issue identification and tracking.  The Company provides data integration and management services which feed the BI and Scorecard solution with data from many key data sources.  The Company’s solutions are provided to customers as hosted (software-as-a-service) model, which allows the Company to rapidly configure and implement solutions for new customers in an affordable, cost-effective manner.

The Company identified a significant need for data integration and analytical tools within the quick-service restaurant (QSR) segment of the food service industry and has deployed BI solutions for multi-unit QSR owners and operators across many brands and of all sizes.  Customers utilizing these solutions range from single-unit owners to large multi-national franchisors. The Company has a balanced customer portfolio with both franchisees and franchisors that license its products and services, and includes restaurants from Taco Bell, Pizza Hut, KFC, Burger King, Arby’s, Cosi’s, Domino’s, Long John Silver’s and A&W.  The Company provides Burger King Corporate (BKC) with its BI solution for all corporate owned and operated restaurants in the United States and Canada.

During fiscal 2008, the Company deployed a Balanced Scorecard solution that allows access for all BKC restaurants in the US and Canada.  This solution provides analysis and benchmarking capabilities for over 6,400 restaurants.  Additional system-wide solutions have been developed for BKC that provide additional tools and management capabilities for the Burger King brand.

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

Cash and Cash Equivalents
All highly liquid investments with a maturity of 90 days or less at the time of purchase are considered to be cash equivalents.  Cash equivalents include cash on deposit with banks and money market funds.

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable.  The Company maintains its cash balances in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes that the Company is not exposed to any significant credit risk on cash. If during our evaluation of accounts receivable we determined that accounts were not collectable an allowance for doubtful accounts would be established.

Concentrations

During the fiscal year 2008 and 2007, one customer represented more than 10% of the Company’s total revenues. In both fiscal years 2008 and 2007, seven customers who are also stockholders of the Company, generated $334,636 and $315,252 of the Company's revenues, respectively. The Company believes it has excellent relationships with all of these customers.

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

Software Development Costs
The Company capitalizes internally generated software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of software development costs begins when a product's technological feasibility is established.  Costs incurred for research and development of products where technological feasibility has not yet been established are expensed as incurred.  Research and development expense was $777,034 and $327,441 for 2008 and 2007, respectively.  Included in the 2008 expenditures was a non-cash charge of $329,168 for share-based compensation. There were no capitalized software development costs.

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

Beneficial Conversion Feature in Convertible Debentures
The Company has issued subordinated convertible debentures with conversion prices that at issuance may be lower than the fair market value of the underlying stock.  Following primarily the guidance in Emerging Issues Task Force Consensus ("EITF") 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" as amended by EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company recorded as a contra-liability at June 30, 2007 the excess of the fair market value at the date of issuance over the conversion price in the debenture with an off-setting increase in additional paid-in capital.  This beneficial conversion feature was fully amortized at June 30, 2008 as a non-cash interest expense from the issuance date of the debenture through the earlier of the stated redemption date, which is one year from issuance, or conversion into common stock.  The offset was a credit to Additional paid-in capital.

Share-Based Compensation
The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. In fiscal year 2008, the share-based payments it issued to its officers, directors and employees are reflected in the non-cash charges of $915,191 in the respective operating expense categories.  There were no options issued in 2007, thus no compensation expense was recorded under SFAS 123R.

Recent Accounting Standards
In July 2006, the FASB issued Interpretation NO. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions.  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements as reflected herein.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements as reflected herein.

In June 2007, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements as reflected herein.

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 requires that accounting and reporting for minority interests be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on our results from operations or financial position.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is encouraged. SFAS 161 applies to all entities but will only affect those entities that use derivative instruments. As of June 30, 2008, since the Company does not use derivative instruments, the impact of SFAS 161 and the amendment of FASB statement No. 133 is not expected to have a material effect on the Company’s consolidated financial statements as reflected herein.

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

The Company also develops and provides professional and technical services to its customers.  Some of the technical services developed benefit the customers over extended periods of time and are recognized in accordance with Statement of Position 97-2 (as amended), Software Revenue Recognition, over the term of the agreement or at specific acceptance points.

The Company had received respective non-refundable payments towards contracted projects in 2008 and in 2007 that were each accepted in the respective succeeding fiscal year.  At June 30, 2008, the Company reflected the unamortized amounts of the contracts as deferred revenue and recognized as revenue the portion attributable to the underlying license agreement under the first contract in fiscal 2008.  The remaining deferred revenues under the 2 contracts will be recognized along with the annual license revenues over the lives of the respective licensing agreements.

Receivables only include funds due from customers who have not paid for the monthly service provided. Due to the high collectability factor either by prepayment or within 60 days of usage, and the Company's experience with uncollectible accounts, no allowance for doubtful accounts is necessary.

The Company’s receivables at June 30, 2008 and 2007 are $10,812 and $14,157.

Note 3    Prepaid expenses
Prepaid expenses represent the unexpired portion of the Company's insurance coverage, advance registrations at various trade shows, the current portion of the deferred commission (see Note 5 below) and other operating expenses applicable to fiscal 2009.

Note 4    Property and Equipment
Property and equipment are stated at cost.  Depreciation of property and equipment is computed under accelerated methods over a five year estimated useful life of the assets. Depreciation expense for the years ended June 30, 2008 and 2007 was $21,093 and $26,444, respectively.

Property and equipment consisted of the following:
	2008	2007
Computer and related equipment	$ 142,987	$ 129,191
Furniture and fixtures	19,106	14,209
	162,093	143,400
Accumulated depreciation	(125,038)	(103,945)
	$ 37,055	$ 39,455

Note 5   Other Assets
Security Deposit
A deposit of $26,120 was required under the new lease agreement commencing on June 1, 2008 on the Company's office space in Dallas, Texas.

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

Year Ended June 30, 2008
Total deferred commission	$ 147,048
Long term portion of deferred commission in other assets	$ 73,524
Current portion of deferred commission in prepaid expenses	$ 36,762
Amount of commission expensed	$ 36,762

Note 6    Accounts Payable
Accounts payable represents balances due to trade creditors and fees for professional services incurred for legal, accounting and audit services.  Approximately $1,582,000 and $1,610,000 included in the respective June 30, 2008 and 2007 balances are for legal fees, most of which are past due, in the defense of the patent infringement suit filed by a competitor in the QSR industry.

Note 7    Other Current Liabilities
Loan Payable
In June, July and August 2006 the Company received temporary non-interest bearing advances totaling $100,000 from one of its customers that is affiliated with one of the Company’s shareholders.  In November 2006, the advances were converted to 7% interest bearing notes due on demand.

Accrued Expenses

June 30,	2008	2007
401 (K) obligation	$ 21,584	$ 22,456
Accrued interest on convertible debentures and loan payable	55,719	18,489
Other	20,509	14,499
Totals	$ 97,812	$ 55,444

Under the terms of the 401(K) retirement plan, mandatory contributions are required by the Company for 3% of the employees’ pay during the plan year. The amounts in the plan are fully vested with the employees.  The Company’s expense under this plan was $21,584 and $22,456 for the years ended June 30, 2008 and 2007, respectively.

Note 8   Convertible Debentures
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

In May 2007, a majority of the debenture holders elected to convert $1,089,500 of the outstanding debentures plus the accrued interest on their debentures in the amount of $63,135 into shares of the Company’s common stock resulting in an issuance of 9,605,284 shares.  In conjunction with their exercise, these debenture holders received 1 warrant for each 4 shares of common stock received, for a total of 2,401,321, exercisable at $0.14 per share, expiring on January 31, 2009; and 1 warrant for each 4 shares of common stock received, for a total of 2,401,321, exercisable at $0.18 per share, expiring on January 31, 2010.

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

The discount in the 9% convertible debentures constituted a beneficial conversion feature that the Company valued at its intrinsic value with a corresponding credit to additional paid-in capital in the amount of $68,240. The amortized amount of the beneficial conversion feature in the 9% convertible debentures in the years ended June 30, 2008 and 2007 was a non-cash charge to income of $52,010 and $16,231, respectively. The amortized amount of the beneficial conversion feature for the 7% convertible debentures was a non cash charge of $558,135 for the year ended June 30, 2007.  The unamortized discount of the beneficial conversion feature at June 30, 2007 of $52,010 is reflected as a contra-liability to the related debt.  The initial beneficial conversion feature was calculated as the difference between the market price on dates of issuance of the convertible debentures and the effective conversion price of $0.12.

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

As of June 30, 2008 and 2007, the Company has outstanding an aggregate of $723,635 of the 9% convertible debentures that mature between January 31 and June 30, 2009. Of that amount, $563,554 is held by stockholders who are also customers of the Company and employees of the Company. Accrued interest on the debentures was $44,052.  The Company has no assurance as to how much in additional subscriptions will be received in the private offering.

If all of the remaining debenture holders elected to convert their debentures and warrants into shares of the Company’s common stock, the Company would be required to issue an additional 9,045,438 shares.

Note 9   Deferred Credits
In January 2006, the Board of Directors, agreed to offer then seven major customers the following options in exchange for any further billing credits: (1) a right to receive $150,000 in billing credits applied against their monthly business intelligence software billings at a rate of 25% of the billings commencing July 1, 2006, or (2) a right to receive an additional 833,333 shares of the Company’s common stock per consortium member. These shares would be in addition to the shares issued to consortium members in exchange for their original $100,000 investment in fiscal 2004.

Two consortium members elected option (1), one commencing January 1, 2006, and the other commencing July 1, 2006.  The five remaining consortium members elected option (2) and in May 2006, the Company issued 4,166,665 shares under this agreement. The deferred credits at June 30, 2008 in the respective amounts of $95,950 and $94,134, net of amortization, are expected to be utilized over a 12 to 13 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

Note 10    Income Taxes

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

At June 30, 2004, XFM had net operating loss carry-forwards totaling approximately $1,839,000 that begin to expire in 2022. The Company also had net operating loss carry-forwards from XML-Global Technologies, Inc. (The predecessor name of XFormity Technologies, Inc. before the merger in September 2004) approximating another $11,000,000 that begin to expire in 2018.  Both carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue
Code Section 382 and are not included in the computation of the current year's tax asset. The Company's combined 2005, 2006 and 2007 taxable losses of $5,705,000 and the current year taxable loss of approximately $183,000 created a deferred tax benefit of $1,890,000 through 2007 and an additional $60,000 in 2008, that is fully reserved.

The difference between the Company's financial statement losses and tax losses is primarily; (1) income of $132,000 reportable for tax purposes and deferred on the books in 2008; (2) expenses not deductible for tax purposes including the non-cash share based payments of $915,191 under SFAS 123R in 2008 and the embedded derivative interest charges of $52,010 and $574,366 from the beneficial conversion feature in the convertible debentures in 2008 and 2007, respectively and revenue of $40,000 recognizable in 2007 and excluded in 2008. The current year's tax loss will be carried forward until 2028 and is fully deductible against future earnings.  However, no tax benefit, either from the prior year's or current year's losses, has been reported in the June 30, 2008 and 2007 financial statements because utilization of the carry-forward is not more likely than not.

The deferred tax asset at June 30, 2008 and 2007 is as follows:

	2008	2007
Deferred tax asset primarily arising from Net Operating Loss Carry-forwards	$ 1,950,000	$ 1,890,000
Deferred tax asset arising from share based compensation	302,000	-
	2,252,000	1,890,000
Valuation allowance	(2,252,000)	(1,890,000)
Net deferred tax asset	$ -	$ -

Note 11    Stockholders' Equity

Capital Stock
The Company’s capital structure consists of two classes of stock, preferred and common.  The preferred shares, none of which have been issued, if issued may have a claim to assets superior to those of the common stockholders.

In fiscal year 2007, the Company issued 133,509 shares of its common stock in payment of the quarterly fees due under its agreement with a licensor.

In fiscal year 2008, the Company issued common shares as follows

a)   114,423 shares of common stock at $0.15 per share for license fees of $17,164 valued based upon the closing price of the Company’s common stock at the measurement date.

b)  1,000,000 shares of common stock at $0.15 per share for future commissions of $150,000 valued based upon the closing price of the Company’s common stock at the measurement date.

Stock Options

In December 2007, the Board of Directors of the Company approved the grant and issuance of options exercisable to purchase an aggregate of 6,775,000 shares of common stock. The options are exercisable until December 12, 2014 (the “Expiration Date”) at an exercise price equal to $0.16 per share (the “Exercise Price”), which was equal to 100% of the closing market price of the Company’s common stock, as quoted on the OTC Electronic Bulletin Board, on the grant date.  The options were granted and issued under the Company’s 1999 Equity Incentive Plan (the “Plan”) and are subject to the terms and conditions of the Plan. See Note 13 for the estimation of the fair value of the options granted using the Black-Scholes option pricing model.

Note 12    Loss per Share
Basic loss per share is calculated based on the weighted-average number of outstanding common shares.  Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares.  For the years ended June 30, 2008 and 2007, the fully diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of options and warrants would be anti-dilutive.

Net loss per share has been computed using the following weighted average number of shares:
	June 30, 2008	June 30, 2007
Shares issued and outstanding	50,931,553	49,817,130
Shares potentially issuable (fully diluted)	71,353,669	60,675,063
Weighted average number of shares outstanding (basic)	50,730,591	41,172,284
Weighted average number of shares outstanding (fully diluted)	68,317,877	43,024,166

Note 13   Share-Based Compensation
The fair value at the date of grant using the Black-Scholes valuation model for options issued in fiscal 2008 was estimated using the following weighted average assumptions respectively: (a) no dividend yield on our common stock, (b) expected stock price volatility of 175.93%, (c) a risk free interest rate of 3.68% and (d) an expected option term of 3.5 years.  The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, the immediate vesting and expectations of future employee behavior. For fiscal 2008, expected stock price volatility is based on the historical volatility of our stock.  The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of the grant with an equivalent expected term of life.  The Company has not paid any dividends in the past and does not currently plan to any dividends in the future. The transactions were record under the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment (SFAS No, 123R)," and are reflected in the non-cash charges of $915,191 in fiscal 2008 in the respective operating expense categories.  In fiscal 2007, there were no options granted thus there was no material impact on its financial position, results of operations, or cash flows in that year.

Note 14     1999 Equity Incentive Plan
On October 19, 1999, the Company adopted the 1999 Equity Incentive Plan to provide incentives to employees, directors and consultants. On May 14, 2001, the stockholders approved an increase in the number of options reserved under the Plan from 1,000,000 to a total of 1,500,000 shares of common stock for issuance with the maximum term of options being ten years. On November 13, 2003, the Company's stockholders approved an increase in the number of shares issuable under the Plan equal to 20% of the issued and outstanding shares. The Board of Directors, which has the exclusive power over the granting of options and their vesting provisions, granted a total of 6,775,000 options to executives, employees, directors and one vendor that were fully vested as of the date of the grant.  All options granted have a seven-year term.

	2008		2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	25,000	$ 0.16	25,000	$ 0.26
Granted	6,775,000	$ 0.16	-	-
Exercised	-	$ 0.16	-	$ 0.26
Forfeited	25,000	$ 0.16	-	$ 0.26
Options outstanding, vested and exercisable at end of year	6,775,000	$ 0.16	25,000	$ 0.26

Note 15       Related Party Transactions
Seven of our current customers, all of whom are also shareholders in the Company, generated revenues approximating $335,000 and $315,000 in fiscal years 2008 and 2007, respectively.  A former customer and one current customer had served as members of the Board of Directors and the Audit Committee in 2007. Only one of those customers served on the Board of Directors and the Audit Committee in 2008.

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

In May 2007, the Company paid a consulting fee for financial services rendered in the amount of $12,500 to Paradigm Group II, LLC, (“Paradigm”) a company controlled by a significant shareholder of the Company.  In each of the fiscal years ended June 30, 2008 and 2007, the Company paid or accrued rent of $12,000 for its Northbrook, Illinois office to Paradigm that included administrative services provided to the Company.

Note 16    Commitments and Contingencies

Leases

In June 2007, the Company entered into a two year sub-lease at $4,253 per month for appropriate office space in Dallas, Texas.  In December 2007, the sub-lessor defaulted under the original lease.  The Company remained at that location until June 2008 when it entered into a 64 month “triple net” lease agreement.  Terms of the agreement provide for an average base rent of $4,329 over the term of the lease plus the Company’s pro rata share of real estate and common area costs.

The Company also has a month-to-month lease for $1,000 per month at its Northbrook, Illinois office, which includes administrative services.  Total rent expense for the fiscal years ended June 30, 2008 and 2007 was $65,064 and $38,273, respectively. The Company accounts for these leases as operating leases in accordance with FAS 13, Accounting for Leases.

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

Scheduled principle payments on the above obligations are as follows:

Fiscal year	Commissions	Rent	Total
2009	$ 36,000	$ 39,179	$ 75,179
2010	36,000	53,426	89,426
2011	36,000	55,009	91,009
2012	-	56,592	56,592
2013	-	58,575	58,575
Total payments	$ 108,000	$ 262,781	$ 370,781

Licenses

In January 2007, the Company executed a Settlement Agreement and Release of Claims with b-50.com, LLC providing for the full and final settlement of patent litigation.  Under the terms of the Settlement Agreement, the Company executed and received a separate Non-Exclusive License (the “License”) pursuant to which the Company was granted a non-exclusive license to utilize the b-50 patent that formed the subject matter of the litigation. In consideration of that license, the Company agreed to pay b-50 a royalty fee ranging between 6.0% and 7.5% but only on its revenues generated from its business intelligence software provided within the restaurant industry. Through June 30, 2007, the Company had the right to pay these royalties in shares of its common stock; thereafter the Company is required to pay the royalty in cash. In May 2007, the Company issued 133,509 shares in payment of the calendar year’s 1st quarter’s royalties. In September 2007, the Company issued 114,423 shares in payment of the calendar year’s 2nd quarter royalties. The total expense under this agreement for the years ended June 30, 2008 and 2007 are $65,235 and $30,783, respectively.

Litigation

As of the date of this report, there are no pending legal proceedings in which we or any of our officers, directors or affiliates is a party, and we are not aware of any threatened legal proceedings.

Contingencies

None

Note 17   Subsequent Events

In August 2008, the Company has agreed in principle with its patent counsel to issue one million shares of XFMY’s common stock, cash payments that extend over 48 months and additional debt reduction payments upon the Company achieving certain revenue targets. This approximates a maximum payout value of $900,000 in full settlement of the Company’s obligation of approximately $1,575,000.

The Company anticipates that a final Settlement Agreement will be executed by the end of the calendar year.

Note 18    Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an operating deficit of $9,527,269 through the fiscal year ended June 30, 2008. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet.  The Company's ability to continue as a going concern is dependent on its ability to improve operating results and increase its financing cash flows, if any.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective May 29, 2008, the Company’s Board of Directors with the concurrence of the Audit Committee approved the dismissal of Virchow, Krause & Company LLP (“VK”) as the Company’s independent registered accountants.  Except as described below, the audit report of Virchow, Krause & Company, LLP on the consolidated financial statements of XFormity Technologies, Inc. and Subsidiary as of and for the fiscal year ended June 30, 2007 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles.  VK’s 2007 audit report relating to VK’s audit of XFormity’s consolidated financial statements for the fiscal year ended June 30, 2007 included an emphasis paragraph relating to an uncertainty as to XFormity’s ability to continue as a going concern.

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended June 30, 2007 and through the date of this current report, there were: (1) no disagreements between XFormity and VK on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of VK, would have caused VK to make reference to the subject matter of the disagreement in their reports on XFormity’s consolidated financial statements for such years, and (2) no reportable events within the meaning set forth in Item 304 (a)(1)(iv)(B) of Regulation S-B or Item 304 (a)(1)(v) of Regulation S-K.

XFormity has provided VK a copy of the disclosures and VK has furnished the Company with a letter addressed to the Securities and Exchange Commission stating that VK agrees with XFormity’s statement in this Item 304 (a).  On May 29, 2008, the Board of Directors of the Company approved the engagement of McElravy, Kinchen & Associates P.C. (“MKA”) to assume the role of its new independent registered accountant.

During the periods ended June 30, 2007, and the subsequent interim periods ended September 30, 2007, December 31, 2007 and March 31, 2008, and through the date of the firm’s engagement the Registrant did not consult with MKA with regard to:

(1)	the application of accounting principles to a specified transaction, either completed or proposed: or the type of audit opinion that might be rendered on Registrant’s financial statements; or
(2)	any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a) (1) (iv) of Regulation S-B.

Item  9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“the Exchange Act”).   Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, and summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting, or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Inherent Limitations of Internal Controls

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

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

Part III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act.

Name	Age	Position	Term
Chris Ball	42	Chief Operating Officer, Chief Executive Officer, President and Director	COO from September 28, 2004 through April 25, 2006. CEO from April 25, 2006 through present day. Director from May 4, 2006 through present day.
C. Drew Seale	39	Chief Technical Officer and Director	From September 28, 2004 through present day. Director from May 10, 2006 through present day.
Jack Rabin	68	Chief Financial Officer, Director and member of the Compensation Committee	Director from March 2004 through present day. CFO from September 28, 2004 through present day.
Michael Shahsavari	59	Chairman of the Board and Chairman of the Audit Committee	From October 7, 2004 through present day.
Paul Dwyer	48	Director and member of the Audit Committee	From October 7, 2004 through present day.
Kenneth Johnson	55	Director	From December 12, 2007 through present day.
Farsheed Ferdowsi	53	Director	From March 19, 2008 through present day.
Shawn Taylor	47	Director and member of the Audit and Compensation Committees	From October 7, 2004 through April 11, 2007.
Mark Haugejorde	52	Chairman of the Board, Chief Executive Officer, President and Director	From September 28, 2004 through April 25, 2006.

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

Chris Ball, 42, has served as XFormity's Chief Executive Officer since April 25, 2006.  From June 2002 through April 25, 2006, he served as XFM's Chief Operating Officer.  From April 2000 through May 2002, he worked as Vice President, Operations for VertaPort, Inc.  From May 1998 through March 2000, he worked as a project management consultant for a division of US Freightways.  As a consultant for the US Freightways' division, he was responsible for the development of their business-to-business auction solution.  Mr. Ball earned a Bachelor of Science Degree in Aerospace Engineering from California Polytechnic University and a Masters in Business Administration from Texas Christian University.

C. Drew Seale, 40, has served as XFormity's Chief Technology Officer since September 2004.  From June 2002 through September 2004, he served as XFM's Chief Technology Officer. From September 1999 through May 2002, he worked as the Vice President of Applications Development for VertaPort, Inc., where he was responsible for all technology development.  From January 1996 through August 1999, he worked as the Director of Application Architecture for Sea-Land, Inc., a shipping company with over 9,000 employees.  Mr. Seale earned a Bachelor of Science Degree (BS) in advertising from the University of Texas and a Master in Business Administration from Texas Tech University.

Jack Rabin, 68, has been our Chief Financial Officer since July 2004 and a director since March 2004. He was also Chief Financial Officer of Paradigm Group II, LLC since its inception in 2000 until June 30, 2004.  Previously he served as Chief Financial Officer of a major national underwriting firm from 1998 to 2000 and Corporate Controller of the Illinois Superconductor Corp. from 1993 to 1998.  He received a BS degree in business administration from Roosevelt University in 1961 and has a CPA certificate from the University of Illinois.

Michael Shahsavari, 59, has worked in the restaurant industry for the past 25 years as an owner and Chief Financial Officer of franchisees for major brands such as Taco Bell and Pizza Hut.  In total, the companies with which Mr. Shahsavari is affiliated employ over 1800 people.  Mr. Shahsavari received a Bachelor of Arts in accounting from the London School of Accountancy and is a Fellow member of the Institute of Chartered Accountants in England & Wales and is the Chairman of the Board and Chairman of the Audit Committee.

Paul Dwyer, 47, is the former President of Commercial Operations for SEI Information Technology, where he had overseen marketing, business development, account management and strategic product planning activities from January 2003 until September 2006.  From 1999-2002, Mr. Dwyer was a partner at PricewaterhouseCoopers LLC, where he was involved in strategic planning, large-scale program management, process engineering, change management and software engineering, implementation and operation.  In addition, Mr. Dwyer led PricewaterhouseCoopers' effort to define its outsourcing strategy and business plan, and managed the Operate and Software Development practice for the central United States, Canada and Mexico.  From 1987 to 1999, Mr. Dwyer was PricewaterhouseCoopers' PeopleSoft Global Technology Practice Leader and was project partner, engagement partner and client service partner for clients ranging from mid-market to Global 100 companies.  Mr. Dwyer holds a Bachelor of Arts Degree in English Literature from Marquette University and serves on the Audit Committee.

Ken Johnson, 55, for the past 15 years, Mr. Johnson has served as President of NA Sales, Inc. a consulting firm specializing in sales, marketing and business development. Mr. Johnson has been paid as an outside consultant to the Company since December 2006. Current clients, besides XFormity, Inc include RSM McGladrey Financial Process Outsourcing.  Other past clients include Pillsbury/Green Giant Fresh where he played a major role in the development of new products and markets for that produce brand; Golden State Foods Corporation where he worked to develop and implement a sales and marketing plan to pursue chain account manufacturing business; John I. Haas, a worldwide leader in the growing and marketing of Hops where he worked on the integration of a diverse line of manufacturing businesses that they acquired.

Farsheed Ferdowsi, 53, was the Founder, President and CEO of PayMaxx, Inc. prior to its sale to CompuPay, Inc. in July 2005.  Founded in 1991, PayMaxx was a technology-centric, customer-focused payroll outsourcing service provider.  At the time of its sale, it ranked among the top-10 in its industry and served clients in all 50 states.  After the business combination with CompuPay, Mr. Ferdowsi served the combined entity as a member of the Executive Team as Chief Development Officer until August 2007.  Subsequently, he launched Victor Hope Capital, LLC to seek opportunities in private equity investments and real estate development projects.  The Nashville Business Journal named Mr. Ferdowsi the 2002 Entrepreneur of the Year.  Mr. Ferdowsi holds a Master’s degree in structural engineering from the University of California in Berkeley and a Bachelor’s degree in civil engineering from Vanderbilt University.

Mr. Ferdowsi’s brother, Farzin, is the owner of 5.58 % of the Company’s common stock

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

Of the currently serving seven directors, three would not be deemed to be independent within the meaning of the National Association of Securities Dealers, Inc.'s listing standards.  For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

The Board of Directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Christopher Ball, Chief Executive Officer and President, at the Company's principal executive offices located in Dallas, Texas and provide to Mr. Ball, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SK, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before June 30, 2009.

The Board of Directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

Meetings and Committees of the Board of Directors

The Board meets as often as necessary to perform its duties and responsibilities.

 a.       Meetings of the Board of Directors

During the fiscal year ended June 30, 2008, four meetings of the Board of Directors were held, including scheduled and special meetings, each of which were attended by a minimum of four, then five and then six of the seven Directors as additional directors were added to the Board. Meetings are conducted either in person or by telephone conference.

Mr Dwyer was unable to attend one of the meetings due to business conflicts.

Outside Directors receive no compensation for their attendance at meetings, although they are reimbursed their expenses associated with such attendance.  Messrs. Shahsavari, Dwyer and Johnson each received stock option grants for $250,000 shares at $0.16 expiring in seven years.

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

Audit Committee and Audit Committee Financial Expert

The audit committee was composed of the following directors:

Michael Shahsavari and Paul Dwyer

The Board of Directors has determined that Messrs. Shahsavari and Dwyer are independent and qualified as Audit Committee financial experts within the meanings of Regulation S-K, Section 407(d) (5) (i) and (ii).  For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

During the fiscal year ended June 30, 2008 the audit committee had four meetings. The committee is responsible for accounting and internal control matters.  The audit committee:

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

Audit Committee Report

1.
The Audit Committee, consisting of Mr. Michael Shahsavari, Chairman of the Board, and Mr. Paul Dwyer, has reviewed and discussed the audited financial statements with management and with McElravy, Kinchen & Associates, P.C. and the matters required to be discussed by Statement of Auditing Standards No. 114.

2.
The Audit Committee has received the written disclosures and the letter from McElravy, Kinchen & Associates, P.C. required by Independence Standards Board Standard No. 1 and has discussed with them their independence.

3.
Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the year ended June 30, 2008 and audited financial statements for the fiscal year ended June 30, 2007 be included in the Company's Annual Report of Form 10-K for the fiscal year ended June 30, 2008 for filing with the Commission.

Compensation Committee

During the fiscal year ended June 30, 2008, the compensation Committee was composed of two directors:  Michael Shahsavari and Jack Rabin that met only once during the current year.  The Compensation Committee approved 4% raises for each of the 3 executives and has implemented a bonus arrangement for those executives based on operating results for the fiscal year ended June 30, 2009.

The compensation advisory committee:

1.
recommends to the board of directors the compensation and cash bonus opportunities based on the achievement of objectives set by the compensation advisory committee with respect to our chairman of the board and president, our chief executive officer and the other executive officers;

2.	administers our compensation plans for the same executives;

3.	determines equity compensation for all employees;

4.	reviews and approves the cash compensation and bonus objectives for the executive officers; and

5.	reviews various matters relating to employee compensation and benefits

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

Based solely upon public reports of ownership filed by such persons and the written representations received by the Company from those persons, all of our officers, directors and 10% owners have satisfied these requirements during its most recent fiscal year.

Code of Ethics

The Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees subsequent to fiscal year ended June 30, 2004. This was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.  It will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics.  Such request should be made in writing and addressed to Investor Relations, XFormity Technologies, Inc., 4100 Spring Valley Road, Dallas, Texas 75244.  Further, our Code of Business Conduct and Ethics may be viewed on our internet website at www.xformity.com or on the website of the SEC at www.SEC.gov.

Item 11.  Executive Compensation.

The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to our Chief Executive Officer ("CEO"), the Company's three most highly compensated executive officers other than the CEO or principal executive officers, for all services rendered in all capacities to the Company for the last fiscal year; however, no disclosure has been made for any executive officer, other than the CEO and principal executive officers, whose total annual salary and bonus does not exceed $100,000 except for the CFO. Under 402(a) (5), the Company has excluded all columns where there was no compensation applicable to the named officers or directors.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Option Award ($)	All Other Compensation ($)	Total ($)

Chris Ball, Chief Executive Officer	2008 2007 2006	122,400 120,000 120,000	271,168(1) -0- -0-	250(2) 2502) 250(2)	393,818 120,250 120,250

C. Drew Seale, Chief Technical Officer	2008 2007 2006	122,400 120,000 120,000	271,168(1) -0- -0-	250(2) 250(2) 250(2)	393,818 120,250 120,250

Jack Rabin, Chief Financial Officer	2008 2007 2006	61,200 60,000 60,000	135,584(1) -0- -0-	250(2) 250(2) 250(2)	197,034 60,250 60,250

Mark Haugejorde, Chief Executive Officer	2008 2007 2006	-0- -0- 142,750	-0- -0- -0-	-0- -0- 96,175(3)	-0- -0- 238,925

 (1) This amount represents the dollar amount recognized for financial reporting purposes with respect to fiscal 2008 for the fair value of stock options granted to the above executives in 2008 in accordance with SFAS 123R.  Assumptions used in the calculation of this amount are included in Note 13 to the Company’s audited financial statements for the year ended June 30, 2008.  These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by these named officers.

 (2)  Includes total cost of term life insurance premiums paid for employees' coverage up to $50,000.

(3)   Includes an automobile allowance of $6,175 and severance agreement of $90,000 in year ended June 30, 2006.

GRANTS OF PLAN-BASED AWARDS

Name (a)	Grant Date (b)	All Other Option Awards: Number of Securities Underlying Options # (j)	Exercise or Base Price of Option Awards $ (k)	Grant Date Fair Value of Stock and Option Awards (l)
Chris Ball, Chief Executive Officer	12/12/2007	2,000,000	$0.16	$271,168
Drew Seale, Chief Technical Officer	12/12/2007	2,000,000	$0.16	$271,168
Jack Rabin, Chief Financial Officer	12/12/2007	1,000,000	$0.16	$271,168
This amount represents the dollar amount recognized for financial reporting purposes with respect to fiscal 2008 for the fair value of stock options granted to the above executives in 2008 in accordance with SFAS 123R.  Assumptions used in the calculation of this amount are included in Note 13 to the Company’s audited financial statements for the year ended June 30, 2008.

DIRECTORS COMPENSATION

Name (a)	Option Awards ($) (d)	Total ($) (h)
Michael Shahsavari, Chairman of the Board	$33,896	$33,896
Paul Dwyer	$33,896	$33,896
Ken Johnson	$33,896	$33,896

This amount represents the dollar amount recognized for financial reporting purposes with respect to fiscal 2008 for the fair value of stock options granted to the above executives in 2008 in accordance with SFAS 123R.  Assumptions used in the calculation of this amount are included in Note 13 to the Company’s audited financial statements for the year ended June 30, 2008.

Compensation Discussion and Analysis

Over the past three years, the executive compensation was determined by the compensation committee consisting of the Chairman of the Board and one other director. During this tenure, management has not received any equity awards or other forms of compensation other than as reflected in the table above. The compensation committee’s philosophy is that executive compensation should enable the Company to attract, retain and motivate a team of highly qualified executives who will create long-term value for the shareholders. To that end, the committee believes that an executive compensation program should include cash, bonuses and equity-based compensation that reward specific performance. The compensation committee has structured a bonus program for its executives approximating a reasonable percentage of their existing salaries to be paid only upon achievement of specific performance results.  The committee intends to monitor the effectiveness of this program to ensure that the compensation provided to executives remains competitive relative to the compensation paid to executives in the Company’s industry.

No executive officer, director or control person received compensation, perquisites and other personal benefits during the fiscal year ended June 30, 2008, 2007 and 2006 other than as reflected in the above table.

The compensation committee of the Board of Directors has recommended that this Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2008.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information with respect to beneficial ownership of our common stock at August 15, 2008  by each person who beneficially owns more than 5% of the common stock; by each of our executive officers named in the Management section; by each of our Directors; and by all executive officers and Directors as a group. Unless otherwise indicated, we believe all persons in the table have sole voting and investment power for all shares beneficially owned by them. (1)

Name and Address of Beneficial Owner (2) (3)
Chris Ball (4)	3,045,798	5.64%
Drew Seale (5)	3,052,798	5.65%
Michael Shahsavari (6)	688,667	1.33%
Farzin Ferdowsi (7)	3,734,432	6.97%
Homayoun Aminmadani (8)	3,729,331	6.96%
Donald Ghareeb (9)	9,060,901	15,10%
Jack Rabin (10)	1,415,000	2.70%
Ken Johnson (11)	417,815.81%
Paul Dwyer (12)	250,000.49%
Farsheed Ferdowsi	391,233.76%
Paradigm Millennium Fund, LP	9,058,698	15.10%
Paradigm Group II, LLC (13)	2,167,459	4.06%

All officers and directors as a group-seven persons	9,206,311	17.38%

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

(2)
The percentages shown are calculated based upon 50,931,553 shares of common stock outstanding on August 15, 2008. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of August 15, 2008 upon the exercise of options, warrants and conversion feature under the convertible debenture are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)
Unless otherwise stated, the beneficial owner's address is c/o 4100 Spring Valley Road, Suite 800, Dallas, Texas 75244.  Jack Rabin and Paradigm Group II, LLC address is 60 Revere Drive, Suite 725, Northbrook, IL 60062. Messrs. Shahsavari, Ferdowsi and Aminmadani address is 1728 General George Patton Drive, Suite 200, Brentwood, TN 37027. Donald Ghareeb’s address is 4268 Cahaba Heights Court, Birmingham, AL 35243.

(4)
Includes stock options to acquire 2,000,000 shares at $0.16; Includes debenture convertible to acquire 83,333 shares at $0.12 per share; warrants to acquire 20834 shares at $0.14; warrants to acquire 20,833 shares at $0.18, at the option of the holder

(5)	Includes stock options to acquire 2,000,000 shares at $0.16
(6)	Includes stock options to acquire 250,000 shares at $0.16
(7)	Includes debenture convertible to acquire 57,016 shares at $0.12 per share; warrants to acquire 457,161 shares at $0.14; warrants to acquire 457,161 shares at $0.18, at the option of the holder.
(8)	Includes debenture convertible to acquire 56,999 shares at $0.12 per share; warrants to acquire 457,157 shares at $0.14; warrants to acquire 457,157 shares at $0.18, at the option of the holder.
(9)
Donald Ghareeb is the controlling person of Tacala, LLC and is considered to be the beneficial owner of shares owned by Tacala, LLC.  Includes debenture convertible to acquire 3,873,934 shares at $0.12 per share; warrants to acquire 1,385,151 shares at $0.14; warrants to acquire 1,385,151 shares at $0.18, at the option of the holder.

(10)
Mr. Rabin has gifted 290,000 shares to the Arthur J. Rabin Irrevocable Marital Trust, in which Mr. Rabin disclaims any beneficial ownership. Includes stock options to acquire 1,000,000 shares at $0.16. Includes debenture convertible to acquire 83,333 shares at $0.12 per share; warrants to acquire 20,834 shares at $0.14; warrants to acquire 20,833 shares at $0.18, at the option of the holder

(11)	Includes stock options to acquire 250,000 shares at $0.16
(12)	Includes stock options to acquire 250,000 shares at $0.16
(13)
Paradigm Group II, LLC is the sole General Partner of Paradigm Millennium Fund, LP and, as such, is considered to be the controlling person of Paradigm Millennium Fund, LP. Amounts shown as beneficially owned by Paradigm Group II, LLC do not include shares beneficially owned by Paradigm Millennium Fund, LP.

Item 13.   Certain Relationships and Related Party Transactions.

In December 2007, the Board of Directors approved grants for the Company’s management, employees and members of the Board.  Chris Ball and Drew Seale each received 2 million options; Jack Rabin received 1 million options, with respective recognized values of $271,168 and $135,584 for financial reporting purposes. Michael Shahsavari, Paul Dwyer and Ken Johnson each received 250,000 options with recognized values for accounting purposes of $33,896 each.

In the fiscal years ended June 30, 2008 and 2007, the Company entered into two transactions with Paradigm Group II, LLC.  The Company paid rent of $12,000 to this stockholder in each of the past 2 years and in 2007, paid a fee of $12,500 for consulting services relating to various financing proposals.  The rent included administrative services provided to the Company.

Customers, who are also stockholders in the Company, generated revenues approximating $335,000 and $332,000 in fiscal years 2008 and 2007, respectively.  Owners from two of those respective customers, Messrs. Shahsavari and Taylor, have served as members of the Board of Directors and the Audit Committee.  Mr. Taylor sold his business in 2007 and resigned from the Board in April 2007.

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

Item 14.  Principal Accountant Fees and Services.

In 2008, the Company retained McElravy, Kinchen & Associates, P.C. as our principal accountants to audit the financial statements for fiscal year ended June 30, 2008 and terminated Virchow, Krause & Company, LLP (VK.) We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our Audit Committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices previously adopted by the Audit Committee effective June 2005. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.	2008	2007

Audit fees - audit of annual financial statements and review of financial statements included in our 10-QSB, services normally provided by the accountant in connection with statutory and regulatory filings.
	$ 52,000	$ 84,400

Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	4,350	19,300

Tax fees - tax compliance, tax advice and tax planning	-0-	2,000

All other fees - services provided by our principal accountants other than those identified above	-0-	-0-

Total fees paid or accrued to our principal accountants	$ 56,350	$ 105,700

Item 15.  Exhibits and Reports on Form 8-K.

Exhibit No.		Title
*	3.1	Articles of Incorporation dated June 11, 1991
***	3.2	Articles of Amendment to Articles of Incorporation dated October 19, 1999
*	3.3	Bylaws
***	4.1	Specimen Common Stock Certificate
***	4.2	Specimen Warrant Certificate
	4.3	1999 Equity Incentive Plan
***	5.0	Opinion of Neuman & Drennen, LLC
**	10.1	Agreement and Plan of Reorganization dated as of August 27, 1999
***	10.2	Purchase Agreement between International Capital Funding, Inc. and Jonathan Cohen dated September 1, 1999
***	10.3	Registration Rights Agreement between International Capital Funding, Inc. and Jonathan Cohen dated September 1, 1999
***	10.4	Joint Venture Technology Agreement between XML - Global Technologies, Inc., Gnosis, Inc. and David R. R. Webber dated as of November 18, 1999
***	10.5	Consulting Agreement between Data Xchg, Inc. and David Webber
***	10.6	License Agreement between Data Xchg, Inc. and XML - Global Technologies, Inc.
***	10.7	Pre-Incorporation Agreement between XML - Global Technologies, Inc. and David Webber
***	10.8	Form of Lock-up and Vesting Agreement
***	10.9	Securities Purchase Agreement between XML - Global Technologies, Inc. and XML Fund, LLC dated January 13, 2000
***	10.10	Securities Purchase Agreement between XML - Global Technologies, Inc. and XML Fund, LLC dated April 5, 2000
***	10.11	Securities Purchase Agreement between XML - Global Technologies, Inc. and the Tomasovich Family Trust
***	10.12	Securities Purchase Agreement between XML - Global Technologies, Inc. and Tomasovich Family Trust
***	10.13	Unit Purchase Option Agreement between XML - Global Technologies, Inc. and Westminster Securities Corp.
***	10.14	Commercial Lease with Radical Entertainment Ltd. dated May 5, 1999
***	10.15	Software Development and License Agreement between B2Binternet, Inc. and XML - Global Technologies, Inc. dated June 12, 2000
***	10.16	Letter Agreement between PenOp, Limited and XML - Global Technologies, Inc. dated June 1, 2000
****	10.17	Agreement to Exchange Stock dated June 28, 2000 with David Webber
*****	10.18	Employment Agreement dated as October 16, 2000 between XML - Global Technologies, Inc. and Gordon Ebanks
*****	10.19	Employment Agreement dated as July 26, 2001 between XML-Global Technologies, Inc., XML-Global Research, Inc. and Peter Shandro
*****	10.20	Addendum dated May 17, 2002 to the Employment Agreement dated as October 16, 2002 between XML-Global Technologies, Inc. and Gordon Ebanks
*****	10.21	Employment Agreement dated as June 10, 2002 between XML-Global Technologies, Inc., XML-Global Research, Inc. and John McAughtry
	10.22	Software licensing and support agreement dated as June 14, 2002 between XML Technologies, Inc. and Iway Software Company, an Information Builders Company

******	10.23	Agreement dated January 29, 2003 between XML - Global Technologies, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, LP governing the payment of the remaining $615,000
******	10.24	Agreement dated January 29, 2003 between XML - Global Technologies, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, LP governing a license to The Qube software
******	10.25	Promissory Note dated January 29, 2003 in the amount of $200,000 in favour of XML - Global Technologies, Inc.
******	10.26	Promissory note guaranty in favour of XML - Global Technologies, Inc.
******	10.27	Voting Agreement between XML - Global Technologies, Inc. and Paradigm Group II, LLC
******	10.28	General proxy of Paradigm Group II, LLC
******	10.29	OEM agreement dated January 29, 2003 between XML - Global Technologies, Inc., XFormity, Inc. and Paradigm Group II, LLC
*******	10.30	Mutual Specific Release dated April 21, 2003 between XML _ Global Technologies, Inc, Paradigm Group II, LLC and Paradigm Millennium Fund, LP releasing the parties from various obligations
*******	10.31	Supplemental Term Sheet dated April 9, 2003 from Paradigm Group II, LLC, offering to purchase stock from XML - Global Technologies, Inc.
*******	10.32	Notice of Termination by Information Builders, Inc. and iWay Software Company to XML - Global Technologies, Inc. in respect of a Software Licensing and Support Agreement dated June 14, 2002
*******	10.33
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

********	10.35	Employment agreement dated May 29, 2003 between Xtract Informatics Inc. and Garry Kupecz.
********	10.36	Agreement dated July 29, 2003 between Liang Wang, Kai Xu, Hai Bo Fan, Jianwen Zhang and XML Global Technologies, Inc. a Colorado company and it’s wholly owned subsidiaries.
********	10.37	Letter of intent dated June 30, 2003 between XML-Global Technologies, Inc. and Xenos Group Inc.
********	10.38	Definitive purchase and sale agreement dated August 21, 2003 between XML-Global Technologies, Inc. and Xenos Group Inc.
********	10.39	iWay Software, Inc. Termination Agreement and Mutual General Release.
********	10.40	Xtract Sale Agreement
********	10.41	Transfer Agreement dated April 14, 2003 with Developers
	10.42	Grant of Right of First Option dated April 14, 2003 with Developers
********	10.43	Agreement dated July 4, 2003 with Developers
*********	10.44	Agreement and Plan of Merger dated as of August 13, 2004.
*********	10.45	Articles of Amendment to Articles of Incorporation
*********	10.46	Statement of Merger
*********	10.47	Closing Escrow Agreement dated as of September 27, 2004.
*********	10.48	B-50 Indemnity Agreement dated as of September 27, 2004
*********	10.49	Holdback Escrow Agreement dated as of September 27, 2004
*********	10.50	Indemnity Agreement by and among XFormity, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, L.P. dated as of September 27, 2004.

*********	10.51	Escrow Agreement by and among XFormity, Inc., Paradigm Group II, LLC Paradigm Millennium Fund, L.P. and Clifford L. Neuman, P.C. dated as of September 27, 2004.
*********	10.52	Employment Agreement by and among XFormity, Inc. and Jack Rabin effective as of September 27, 2004.
*********	10.53	Employment Agreement by and among XFormity, Inc. and Drew Seale effective as of September 27, 2004.
*********	10.54	Employment Agreement by and among XFormity, Inc. and Mark Haugejorde effective as of September 27, 2004.
*********	10.55	Employment Agreement by and among XFormity, Inc. and Chris Ball effective as of September 27, 2004.
	10.56	General Security Agreement dated January 27, 2006 (filed herewith)
	10.57	Trust Indenture dated January 27, 2006 (filed herewith)
	10.58	Subordination Agreement dated January 27, 2006 (filed herewith)
XX	10.59	Settlement Agreement and Release between Xformity Technologies, Inc. and Mark Haugejorde dated April 26, 2006
**********	10.60	Non-exclusive license agreement with b-50.com, LLC dated January 2, 2007
X	14.1	Code of Ethics
***	22.0	List of Subsidiaries
	31.0	Certifications
	32.0	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Registration Statement on Form 10-SB filed with the Commission on November 18, 1997
**	Incorporated by referenced from the Current Report on Form 8-K which was filed with the Commission on September 8, 1999
***	Incorporated by reference from the Registration Statement on Form SB-2 which was filed with the Commission on October 3, 2000
****	Incorporated by reference from the Current Report on Form 8-K that was filed with the Commission on June 30, 2000.
*****	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended June 30, 2002, which was filed with the Commission on September 30, 2002
******	Incorporated by reference from the Quarterly Report on Form 10-QSB for the period ended December 31, 2002, which was filed with the Commission on February 14, 2003
*******	Incorporated by reference from the Quarterly Report on Form 10-QSB for the period ended March 31, 2003, which was filed with the Commission on May 15, 2003
********	Incorporated by reference from the Annual Report on Form 10-KSB for the period ended June 30, 2003, which was filed with the Commission on October 10, 2003
*********	Incorporated by reference from the Current Report on Form 8-K, which was filed with the Commission on October 1, 2004
**********	Incorporated by reference from the Current Report on Form 8-K, which was filed with the Commission on January 4, 2007
X	Incorporated by reference from the Annual Report on Form 10-KSB for the period ended June 30, 2004, which was filed with the Commission on October 14, 2004
XX	Incorporated by reference from the Annual Report on Form 10-KSB/A for the period ended June 30, 2006, which was filed with the Commission on October 17, 2006
(b)	Reports on Form 8-K
1.	Current Report on Form 8-K/A, Item, Item 4.01, dated May 27, 2008 as filed with the Commission on June 5, 2008
2.	Current Report on Form 8-K, Item, Item 4.01, dated May 27, 2008 as filed with the Commission on June 2, 2008

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

Safe Harbour - Forward Looking Statements

When used in this Annual Report on Form 10-K, in documents incorporated herein and elsewhere by us from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements concerning our business operations, economic performance and financial condition, including in particular, our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures required, the likelihood of our success in developing and introducing new products and expanding the business, and the timing of the introduction of new and modified products or services. These forward looking statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change.

A variety of factors could cause actual results to differ materially from those expected in our forward-looking statements, including those set forth from time to time in our press releases and reports and other filings made with the Securities and Exchange Commission. We caution that such factors are not exclusive. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date: September 29, 2008	/s/ Christopher Ball Christopher Ball Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christopher Ball Christopher Ball	Chief Executive Officer and Director	September 29, 2008
/s/ C. Drew Seale	Chief Technical Officer and Director	September 29, 2008
C. Drew Seale

/s/ Jack Rabin	Chief Financial Officer and Director	September 29, 2008
Jack Rabin

/s/ Michael Shahsavari	Director	September 29, 2008
Michael Shahsavari

/s/ Paul Dwyer	Director	September 29, 2008
Paul Dwyer

/s/ Kenneth Johnson	Director	September 29, 2008
Kenneth Johnson

/s/ Farsheed Ferdowsi	Director	September 29, 2008
Farsheed Ferdowsi