Form 10-K/A
period 2008-06-30
XFormity Technologies, Inc.
filed 2008-11-04
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

    FORM 10-K/A

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

The Company incorporates by reference the following:

Part III – Exhibits

1.           The Exhibits identified in Item 15 of this Report

EXPLANATORY NOTE

This amendment to the annual report on Form 10-K/A is being filed to amend our annual report on Form 10-K for the year ended June 30, 2008 which was originally filed on September 29, 2008.

We are filing this Form 10-K/A to amend and include as Part II, Item 8 Financial statements, the Balance Sheet, Deferred commission.  In the original filing of the 10-K on September 29, 2008, the Company omitted the line reflecting the amount of its Deferred commission, $73,524, that is part of the amount of its Other assets in the current years balance sheet.  That amount is also reflected in Note 5 to the originally filed Form 10-K.

For the convenience of the reader, this Form 10-K/A sets forth the Original Form 10-K in its entirety, as amended by this Form 10-K/A.  However, this Form 10-K/A amends only Item 8 of Part II, the Balance Sheet, Deferred commission solely as a result of the Company’s failure to properly include this line item, and no other information in the Original Form 10-K is amended hereby. In additional, Item 15 of Part III of this Form 10-K/A has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer required under Section 302 and 906 of the Sarbanes Oxley Act of 2002.  These certifications are attached to this Form 10-K/A as Exhibits 31a, 31a.1, 32.1 and 32.2.

This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above.

XFormity Technologies, Inc.
June 30, 2008 Annual Report on Form 10-K/A

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

Signatures

Part I

Item 1.   Description of Business.

The reporting entity in this 10-K/A is XFormity Technologies, Inc. (a Colorado Corporation) ("XFormity" or the "Company") and includes the operations of XFormity, Inc. (a Texas Corporation) (“XFM”), the wholly owned subsidiary of the Company.  XFormity provides technology and services to multi-unit business operators.  The Company’s core products are hosted Business Intelligence (BI) and Balanced Scorecard solutions.  These solutions help customers with operational data analysis, trend reporting, issue identification and tracking.  The Company provides data integration and management services which feed the BI and Scorecard solution with data from many key data sources.  The Company’s solutions are provided to customers as hosted (software-as-a-service) model, which allows the Company to rapidly configure and implement solutions for new customers in an affordable, cost-effective manner.

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

Houston, Texas

September 18, 2008

Independent Registered Public Accounting Firm's Consent

Board of Directors of XFormity technologies, Inc.:

We consent to the incorporation by reference of our report dated September 27 2007, with respect to the consolidated financial statements of XFormity Technologies, Inc. for the year ended June 30, 2007 included in the Annual Report on Form 10-K/A for the year ended June 30, 2008.

/S/Virchow, Krause & Company, LLP

Chicago, Illinois

September 29, 2008

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30,	June 30,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$ 87,117	$ 216,834
Accounts receivable	10,812	14,157
Deferred commission expense	36,762	-
Prepaid expenses	27,609	17,469
Total current assets	162,300	248,460
Property and equipment, net	37,055	39,455
Other assets
Security deposit	26,120	12,998
Deferred commission – see Explanatory Note, page 3 of this 10-K/A	73,524	-
Total Assets	$ 298,999	$ 300,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$ 1,637,327	$ 1,729,711
Loan payable	100,000	100,000
Accrued expenses	97,812	55,444
Current portion - deferred revenue	130,423	63,823
Current portion – deferred credits	13,758	13,089
Convertible debentures- net of unamortized discount of beneficial conversion feature	723,635	671,625
Total Current Liabilities	2,702,955	2,633,692
Deferred revenues – net of current portion	168,667	35,000
Deferred credits – net of current portion	176,326	190,084
Total liabilities	3,047,948	2,858,776

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at June 30, 2008 and 2007	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 50,931,553 and 49,817,130 shares issued and outstanding at June 30, 2008 and 2007	5,093	4,982
Additional paid-in capital	6,773,227	5,695,440
Accumulated deficit	(9,527,269)	(8,258,285)
Total Stockholders' Deficit	(2,748,949)	(2,557,863)
Total Liabilities and Stockholders' Deficit	$ 298,999	$ 300,913

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

                                                                            XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2008	2007
Operating activities:
Net loss	$ (1,268,984)	(1,436,456)
Depreciation	21,093	26,444
Non-cash transactions for:
Compensation from share-based payment arrangements	915,191	-
Interest charge for beneficial conversion feature in convertible debentures	52,010	574,366
Issuance of common stock in payment of license fees	15,659	15,124
Issuance of common stock in payment of interest on 7% convertible debentures	-	63,133
Issuance of 9% convertible debentures in payment of interest on 7% convertible debentures	-	66,135
Changes in:
Accounts receivable	3,345	31,140
Prepaid expenses	26,622	(6,810)
Other assets	(13,122)	(9,152)
Accounts payable	(92,385)	232,083
Accrued expenses	42,368	(57,769)
Severance liability	-	(72,883)
Deferred revenue	200,268	72,598
Deferred credits	(13,089)	(12,898)

Net cash used in operating activities	(111,024)	(514,945)

Investing activities:
Purchases of property and equipment	(18,693)	(14,530)
Net cash used in investing activities	(18,693)	(14,530)

Financing activities:
Loan proceeds	-	50,000
Proceeds from issuance of 7% convertible debentures	-	387,000
Proceeds from issuance of 9% convertible debentures	-	235,000
Net cash provided by financing activities	-	672,000
(Decrease) increase in cash and cash equivalents	(129,717)	142,525
Cash and cash equivalents, beginning of period	216,834	74,309
Cash and cash equivalents, end of period	$ 87,117	$ 216,834

Supplemental disclosure of cash-flow information
Interest paid	$ 36,236	$ 1,043
Supplemental disclosure of non-cash financing and investing activities
Issuance of common stock in payment of deferred commission	$ 147,048	$ -
Additional paid-in capital from beneficial conversion feature in convertible debentures	$ -	$ 278,990
Additional paid-in capital upon conversion of 7% convertible debentures	-	1,151,672
Issuance of common stock upon conversion of 7% convertible debentures	-	961
Retirement of 7% convertible debentures	-	(1,512,000)
Conversion of 7% convertible debentures to 9% convertible debentures	-	422,500
Net issuance of common stock in payment of interest on 7% convertible debentures	-	$ 63,133

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

Scheduled principle payments on the above obligations are as follows:

Fiscal year	Commissions	Rent	Total
2009	36,000	39,179	75,179
2010	36,000	53,426	89,426
2011	36,000	55,009	91,009
2012	-	56,592	56,592
2013	-	58,575	58,575
Total payments	$ 108,000	$ 262,781	$ 370,781

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K/A.

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

3.
Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the year ended June 30, 2008 and audited financial statements for the fiscal year ended June 30, 2007 be included in the Company's Annual Report of Form 10-K/A for the fiscal year ended June 30, 2008 for filing with the Commission.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Option Award ($)	All Other Compensation ($)	Total ($)

Chris Ball, Chief Executive Officer	2008 2007 2006	122,400 120,000 120,000	271,168(1) -0- -0-	250(2) 2502) 250(2)	393,818 120,250 120,250

C. Drew Seale, Chief Technical Officer	2008 2007 2006	122,400 120,000 120,000	271,168(1) -0- -0-	250(2) 250(2) 250(2)	393,818 120,250 120,250

Jack Rabin, Chief Financial Officer	2008 2007 2006	61,200 60,000 60,000	135,584(1) -0- -0-	250(2) 250(2) 250(2)	197,034 60,250 60,250

Mark Haugejorde, Chief Executive Officer	2008 2007 2006	-0- -0- 142,750	-0- -0- -0-	- 0- -0- 96,175(3)	-0- -0- 238,925

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

The compensation committee of the Board of Directors has recommended that this Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K/A for the fiscal year ended June 30, 2008.

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

Safe Harbour - Forward Looking Statements

When used in this Annual Report on Form 10-K/A, in documents incorporated herein and elsewhere by us from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements concerning our business operations, economic performance and financial condition, including in particular, our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures required, the likelihood of our success in developing and introducing new products and expanding the business, and the timing of the introduction of new and modified products or services. These forward looking statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change.

A variety of factors could cause actual results to differ materially from those expected in our forward-looking statements, including those set forth from time to time in our press releases and reports and other filings made with the Securities and Exchange Commission. We caution that such factors are not exclusive. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K/A. We undertake no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

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

SIGNATURE	TITLE	DATE

/s/ Christopher Ball Christopher Ball	Chief Executive Officer and Director	November 3, 2008
/s/ C. Drew Seale	Chief Technical Officer and Director	November 3, 2008
C. Drew Seale

/s/ Jack Rabin	Chief Financial Officer and Director	November 3, 2008
Jack Rabin

/s/ Michael Shahsavari	Director	November 3, 2008
Michael Shahsavari

/s/ Paul Dwyer	Director	November 3, 2008
Paul Dwyer

/s/ Kenneth Johnson	Director	November 3, 2008
Kenneth Johnson

/s/ Farsheed Ferdowsi	Director	November 3, 2008
Farsheed Ferdowsi