Form 10-Q
period 2008-09-30
XFormity Technologies, Inc.
filed 2008-11-14
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

OR

[   ]    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-23391

XFORMITY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1434313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

                                 4100 Spring Valley Road Dallas, Texas 75244
(Address of principal executive offices, including zip code)
Issuer's Telephone No., including area code: (972) 661-1200

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes          No    X

The number of shares outstanding of the Issuer’s Common stock, $0.0001 par value, at October 29, 2008 is 51,931,553.

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

	(Unaudited)
	September 30,	June 30
	2008	2008
ASSETS
Current Assets
Cash and cash equivalents	$ 49,755	$ 87,117
Accounts receivable	169,826	10,812
Deferred commission expense	36,762	36,762
Prepaid expenses	19,793	27,609
Total current assets	276,136	162,300
Property and equipment, net of accumulated depreciation	37,191	37,055
Other assets
Security deposit	26,120	26,120
Deferred commission	64,333	73,524
Total Assets	$ 403,780	$ 298,999

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$ 1,668,218	$ 1,637,327
Loan payable	100,000	100,000
Accrued expenses	141,235	97,812
Current portion - deferred revenue	128,316	130,423
Current portion – deferred credits	13,930	13,758
Convertible debentures- related party	563,544	563,544
Convertible debentures	160,091	160,091
Total Current Liabilities	2,775,334	2,702,955
Deferred revenues – net of current portion	138,945	168,667
Deferred credits – net of current portion	172,777	176,326
Total liabilities	3,087,056	3,047,948

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at September 30, 2008 and June 30, 2008	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 50,931,553 shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively	5,093	5,093
Additional paid-in capital	6,773,227	6,773,227
Accumulated deficit	(9,461,596)	(9,527,269)
Total Stockholders' Deficit	(2,683,276)	(2,748,949)
Total Liabilities and Stockholders' Deficit	$ 403,780	$ 298,999

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
 Consolidated Statements of Operations

	(Unaudited)
	Three Months Ended September 30,
	2008	2007

Revenue	$ 567,521	$ 324,947
Cost of revenue	140,619	126,322
Research and development	137,893	84,058
Marketing and selling	71,662	57,485
General and administrative	131,815	151,728
Total operating expenses	481,989	419,593
Income (loss) from operations	85,532	(94,646)
Interest expense, net	(19,859)	(37,113)
Income (loss) before provision for income taxes	65,673	(131,759)
Provision for income taxes	-	-
Net Income (loss)	$ 65,673	$ (131,759)

Net Income (loss) per share – basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of shares – basic and diluted	50,931,553	50,132,076

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended September 30,
	2008	2007
Operating activities:
Net income (loss)	$65,673	$(131,759)
Depreciation	5,538	5,084
Amortization of deferred commission	9,191
Non-cash transactions for:
Interest charge for beneficial conversion feature in convertible debentures	-	19,062
Issuance of common stock in payment of license fees	-	15,659
Changes in:
Accounts receivable	(159,014)	3,042
Prepaid expenses	7,816	(6,720)
Accounts payable	30,891	(17,546)
Accrued expenses	43,423	20,234
Deferred revenue	(31,829)	36,688
Deferred credits	(3,377)	(3,212)

Net cash used in operating activities	(31,688)	(59,468)

Investing activities:
Purchases of property and equipment	(5,674)	(8,893)
Net cash used in investing activities	(5,674)	(8,893)

(Decrease) in cash and cash equivalents	(37,362)	(68,361)
Cash and cash equivalents, beginning of period	87,117	216,834
Cash and cash equivalents, end of period	$49,755	$148,473

Supplemental disclosure of non-cash financing and investing activities
Issuance of common stock in payment of deferred commission	$-	$147,048

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

Note 1   Organization and Nature of Business.

The reporting entity in this 10-Q is XFormity Technologies, Inc. (a Colorado Corporation) ("XFormity" or the "Company") and includes the operations of XFormity, Inc. (a Texas Corporation) (“XFM”), the wholly owned subsidiary of the Company.  XFormity provides technology and services to multi-unit business operators.  The Company’s core products are hosted Business Intelligence (BI) and Balanced Scorecard solutions.  These solutions help customers with operational data analysis, trend reporting, issue identification and tracking.  The Company provides data integration and management services which feed the BI and Scorecard solution with data from many key data sources.  The Company’s solutions are provided to customers as a hosted (software-as-a-service) model, which allows the Company to rapidly configure and implement solutions for new customers in an affordable, cost-effective manner.

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

Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2008 Annual Report on Form 10-K/A-1. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other period.

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company; (1) to obtain adequate capital from outside sources, or (2) to fund itself through profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3   Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an operating deficit of $9,461,596 through the fiscal quarter ended September 30, 2008. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet.  The Company's ability to continue as a going concern is dependent on its ability to improve operating results and increase its financing cash flows, if any.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4   Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over a five year estimated useful life of the assets.
Accumulated depreciation at September 30, 2008 was $130,576 and $125,038 at June 30, 2008.

Note 5   Deferred Commission

In August 2007, the Company renegotiated a previous commission agreement that now provides for monthly payments of $3,000 for four years commencing July 1, 2007 and the issuance of 1 million shares of the Company’s common stock.  The determination of the amount was based on the fair value of the issued common stock at the commitment date under SFAS No. 123R, Share-Based Payment, and Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and is amortized over the life of the contract.

Three Months Ended September 30, 2008
Long term portion of deferred commission in other assets	$ 64,333
Current portion of deferred commission in prepaid expenses	$ 36,762
Amount of commission expensed	$ 9,191

Note 6 Deferred Credits

In January 2006, the Board of Directors, agreed to offer then seven major customers, (“consortium members”) the following options in exchange for any further billing credits: (1) a right to receive $150,000 in billing credits applied against their monthly business intelligence software billings at a rate of 25% of the billings commencing July 1, 2006, or (2) a right to receive an additional 833,333 shares of the Company’s common stock per consortium member. These shares would be in addition to the shares issued to consortium members in exchange for their original $100,000 investment in fiscal 2004.

Two consortium members elected option (1), one commencing January 1, 2006, and the other commencing July 1, 2006.  The five remaining consortium members elected option (2) and in May 2006, the Company issued 4,166,665 shares under this agreement. The deferred credits at September 30, 2008 in the respective amounts of $94,481 and $92,226, net of amortization, are expected to be utilized over a 12 to 13 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

Note 7   Accounts Payable

Accounts payable represents balances due to trade creditors and fees for professional services incurred for legal, accounting and audit services.  Approximately $1,594,000 and $1,582,000 included in the respective September 30, 2008 and June 30, 2008 balances are for legal fees, most of which are past due, in the defense of the patent infringement suit filed by a competitor in the QSR industry. (See Note 13– Subsequent Events).

Note 8   Accrued Expenses

	September 30,	June 30,
	2008	2008
401 (K) obligation	$ 27,140	$ 21,584
Accrued interest on convertible debentures and note payable	73,885	55,719
Other	40,210	20,509
Totals	$ 141,235	$ 97,812

Note 9   Convertible Debentures

As of September 30, 2008 and June 30, 2008, the Company has outstanding an aggregate of $723,635 of the 9% convertible debentures that mature between January 31 and June 30, 2009. Of that amount, $563,554 is held by stockholders who are also customers of the Company and employees of the Company. Accrued interest on the debentures was $60,468.  The Company has no assurance as to how much in additional subscriptions will be received in the private offering.

Note 10    Earnings per Share

Basic earnings per share is calculated based on the weighted-average number of outstanding common shares.  As of September 30, 2008, the Company had 50,931,553 shares outstanding, with no shares payable outstanding.  The Company uses the treasury stock method to determine whether any convertible debentures, outstanding options or warrants are to be included in the diluted earnings per share calculation.  As of September 30, 2008, the Company had convertible debentures of 723,635 convertible at a conversion price of the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12, warrants outstanding of 4,802,642 consisting of 2,401,321 with an exercise price of $0.14 and 2,401,321 with an exercise price of $0.18, and warrants outstanding of 6,750,000.  For the three months ended September 30, 2008, the conversion of the above would result in a possible dilution of 17,582,934 shares.  However, as the convertible debentures, options, and warrants have a strike price in excess of the market price and are considered not “in the money” and are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

Note 11    Related Party Transactions

Seven of our customers who are also stockholders in the Company, generated revenues approximating $84,500 and $83,000 in the three months ended September 30, 2008 and 2007, respectively.  A former customer and one current customer had served as members of the Board of Directors and the Audit Committee in 2007.

Of the total 9% convertible debentures issued through September 30, 2008, $478,554 is held by stockholders who are also customers of the Company and $20,000 is held by senior management of the Company.  Interest expense accrued to related parties was $20,357 for the three months ended September 30, 2008.

In the respective three months ended September 30, 2008 and 2007, the Company paid rent of $3,000 during each period, to a company controlled by a major stockholder of the Company. The rent included space and administrative services provided to the Company.

Note 12    Commitments and Contingencies

The Company has a 65 month net lease at its Dallas, Texas office approximating $4,300 per month and a month-to-month lease for $1,000 per month at its Northbrook, Illinois office, which includes administrative services.  Total rent expense for the three months ended September 30, 2008 and 2007 was $15,986 and $15,759 respectively.  The Company accounts for these leases as operating leases in accordance with FAS 13, Accounting for Leases.

Note 13   Subsequent Events

In August 2008, the Company agreed in principle and in October 2008 signed an agreement with its patent counsel to issue one million shares of XFMY’s common stock, cash payments that extend over 48 months and additional debt reduction payments contingent upon the Company achieving certain revenue targets. This approximates a maximum payout value of $880,000 in full settlement of the Company’s obligation of approximately $1,575,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Safe Harbour - Forward Looking Statements

When used in this Quarterly Report on Form 10-Q, in documents incorporated herein and elsewhere by us from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements concerning our business operations, economic performance and financial condition, including in particular, our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures required, the likelihood of our success in developing and introducing new products and expanding the business, and the timing of the introduction of new and modified products or services. These forward looking statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change.

A variety of factors could cause actual results to differ materially from those expected in our forward-looking statements, including those set forth from time to time in our press releases and reports and other filings made with the Securities and Exchange Commission. We caution that such factors are not exclusive. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

REVENUE   The Company’s primary revenue is derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced.  For the three months ended September 30, 2008, the Company generated $567,521 in revenues compared to $324,947 in the comparable prior year’s period.  This increase in revenues is primarily attributable to the licensing of the Company’s solutions by additional customers and professional service fees.  In 2008 and 2007, the Company received payments under contracts for the development of various solutions, subject to multi-year licensing agreements. The revenue under these contracts is recognized, under Statement of Position 97-2 (as amended), Software Revenue Recognition, over a 3 year period to coincide with the terms of the related licensing fees. The Company recognized $21,000 and $9,000, respectively, in the three months ended September 30, 2008 and 2007 for the development work and $75,000 and $37,500 under the license agreement.   As of September 30, 2008, the Company included $191,000 from the development fees in deferred revenues on its balance sheet.

COST OF REVENUE   The cost of revenues for the three months ended September 30, 2008 and 2007 consist primarily of personnel, related payroll costs and support service costs in the respective amounts of $140,619 and $126,322.  These costs include travel, data hosting services, telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data.  The current year’s period includes higher costs for license fees due to increased revenues of $1,872 and restructuring costs for data hosting and polling services of $10,602. This was offset by reduced payroll and related costs of $3,566 due to reduced time allocated to operations in this quarter compared to the prior year’s quarter.

RESEARCH AND DEVELOPMENT   Research and development costs are charged to operations as incurred and consist primarily of personnel and related benefit costs. The costs for the three months ended September 30, 2008 and 2007 were $137,893 and $84,058, respectively. The primary increase of $36,600 was attributable to the use of outside consultants to assist in the integration of various systems for new franchise operations with our business intelligence solution.  Also in the current year’s quarter, the Company allocated more time to development, increased executive salaries, and thus incurred higher payroll and related costs of $16,142 based on the actual time incurred as compared to the time allocated to research and development in the prior year’s comparative quarter.  The Company’s research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the retail market.

MARKETING AND SELLING   The costs for the three month period ended September 30, 2008 were $71,662 compared to $57,485 in the comparative period of the prior year. The Company’s increase in marketing and selling expenses in the current quarter reflects increased compensation for its executives and outside consultant and a greater allocation of personnel and related costs of $7,028 based on time incurred in this respective category.  Also in the current quarter ended September 30, 2008, the Company incurred higher costs for marketing, trade shows and related travel of $7,146 as compared to the same period of the prior year.  For the current fiscal year, the Company continues to expand its customer base through direct sales, trade shows and referrals from its relationship with existing clients.

GENERAL AND ADMINISTRATIVE   The Company’s general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, our independent auditor, rent, expenses related to being a public company and other operating costs.    The costs for the three months ended September 30, 2008 and 2007 were $131,815 and $151,728, respectively.  The reduction was primarily due to reduced professional fees approximating $38,000, offset by increased executive compensation of $6,646 and costs incurred of $6,140 to report as a public company.

INTEREST EXPENSE   Interest expense consists of the following:

Interest expense	Three Months Ended September 30,
	2008	2007
Accrued interest on convertible debentures	$ 16,416	$ 16,414
Amortization of the discount of the beneficial conversion feature in the convertible debentures	-	19,062
Accrued interest on loan payable	1,750	1,750
Interest incurred from the deferred credits issued to consortium members	2,374	2,501
Interest income earned on cash and cash equivalents	(681)	(2,614)
Net interest expense	$ 19,859	$ 37,113

NET INCOME (LOSS)   The net income for the three months ended September 30, 2008 and 2007 was $65,673 compared to a net loss of $131,759 for the comparative period in 2007.  The increase in the net income for the three months September 30, 2008 was primarily the result of increased revenue resulting from the licensing of the Company’s solutions by additional customers and professional service fees. The Company was able to reduce its professional fees by $38,000 primarily due to the change in its independent public accountants. This increase in income was offset by use of outside consultants for development work, increased compensation for executives and sales consultants, and increased marketing and sales costs.

The net income per share for the three months ended September 30, 2008 was $65,673, or $0.00 per share in this period on 50,931,553 weighted average common shares outstanding. This compares with the net loss per share for the three month period ended September 30, 2007 of $131,739 or $(0.00) and per share, on 50,132,076 weighted average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company achieved its first profitable quarter since it commenced operations.  The Company had incurred operating losses and negative cash flows from operations in each quarter since it commenced operations through June 30, 2008.  As of September 30, 2008, there was an accumulated deficit of $9,461,596 and the Company’s cash position is $49,755.  While there can be no assurances that the

Company will continue to increase its customer base and related revenues necessary to cover its operating costs; the Company’s management believes the opportunities identified in its pipeline are achievable to continue generating operating profitability and positive cash flow in the near future.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We  carried out an evaluation, under the supervision and with the participation   of  our  management,  including   our   principal executive  officer  and  principal  financial  officer,  of   the effectiveness  of  our  disclosure controls  and  procedures  (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act (defined  below)).   Based  upon that evaluation,  our  principal executive officer and principal financial officer concluded that, as  of  the  end  of  the  period covered  in  this  report,  our disclosure controls and procedures were effective to ensure  that information required to be disclosed in reports filed  under  the Securities Exchange Act of 1934, as amended (the "Exchange  Act") is  recorded,  processed,  summarized  and  reported  within  the required time periods and is accumulated and communicated to  our management,   including  our  principal  executive  officer   and principal  financial  officer, as  appropriate  to  allow  timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or  fraud.  A control system, no matter how well conceived and   operated,  can  provide  only  reasonable,  not   absolute, assurance   that  the  objectives  of  the  control  system   are met.   Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended September 30, 2008 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1       LEGAL PROCEEDINGS

As of the date of this report, there are no pending legal proceedings in which the Company or any of its officers, directors or affiliates is a party, and the Company is not aware of any threatened legal proceedings.

ITEM 2      UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None
ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the three months ended September 30, 2008.

ITEM 5     OTHER INFORMATION

None

ITEM 6      EXHIBITS AND REPORTS ON Form 8-K

Exhibits
31.	Certification

32.	Certification pursuant to USC Section 1350

Reports on 8-K
1.	Current Report on Form 8-K, Items 1.01 and 3.02 dated October 23, 2008, as filed with the Commission of October 28, 2008
SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date: November 14, 2008	/s/ Christopher Ball Christopher Ball Chief Executive Officer
Date: November 14, 2008	/s/ Jack Rabin Jack Rabin Chief Financial Officer