Form 10-Q
period 2008-12-31
XFormity Technologies, Inc.
filed 2009-02-11
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

The number of shares outstanding of the Issuer’s Common stock, $0.0001 par value, at February 6, 2009 is 51,931,553.

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

	(Unaudited)
	December 31,	June 30
	2008	2008
ASSETS
Current Assets
Cash and cash equivalents	$200,655	$87,117
Accounts receivable	26,877	10,812
Deferred commission expense	36,762	36,762
Prepaid expenses	25,410	27,609
Total current assets	289,704	162,300
Property and equipment, net of accumulated depreciation	39,431	37,055
Other assets
Security deposit	26,120	26,120
Deferred commission	55,143	73,524
Total Assets	$410,398	$298,999

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Obligation under debt reduction agreement – current portion	$120,000	$-
Accounts payable	77,555	1,637,327
Loan payable	100,000	100,000
Accrued expenses	169,796	97,812
Current portion - deferred revenue	139,742	130,423
Current portion – deferred credits	14,105	13,758
Convertible debentures - net of unamortized discount of beneficial conversion feature
Related parties	573,544	563,544
All other debenture holders	158,186	160,091
Total Current Liabilities	1,352,928	2,702,955
Obligation under debt reduction agreement – net of current portion	590,000	-
Deferred revenues – net of current portion	113,778	168,667
Deferred credits – net of current portion	169,185	176,326
Total liabilities	2,225,891	3,047,948

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at December 31, 2008 and June 30, 2008	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 51,931,553 and 50,931,553 shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively	5,193	5,093
Additional paid-in capital	6,915,627	6,773,227
Accumulated deficit	(8,736,313)	(9,527,269)
Total Stockholders' Deficit	(1,815,493)	(2,748,949)
Total Liabilities and Stockholders' Deficit	$410,398	$298,999

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
 Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenue	$510,345	$352,011	$1,077,866	$676,958
Cost of revenue	135,046	138,354	275,667	264,677
Research and development	132,576	212,587	270,470	296,645
Marketing and selling	86,876	139,126	158,537	196,611
General and administrative	108,758	205,169	240,568	356,897
Total operating expenses	463,256	695,236	945,242	1,114,830
Income (loss) from operations	47,089	(343,225)	132,624	(437,872)
Interest expense, net	(20,578)	(38,513)	(40,437)	(75,625)
Income (loss) before other income and provision for income taxes	26,511	(381,738)	92,187	(513,497)
Other income – Gain on debt reduction	698,769	-	698,769	-
Income (loss) before provision for income taxes	725,280	(381,738)	790,956	(513,497)
Provision for income taxes	-	-	-	-
Net Income (loss)	$725,280	$(381,738)	$790,956	$(513,497)

Net Income (loss) per share – basic	$0.01	$(0.01)	$0.02	$(0.01)

Weighted average number of shares – basic and diluted	51,681,553	50,931,553	51,306,553	50,531,814

The accompanying notes are an integral part of these consolidated financial statements.

                      XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended December 30,
	2008	2007
Operating activities:
Net income (loss)	$790,956	$(513,497)
Depreciation	10,587	10,537
Amortization of deferred commission	18,381	-
Non-cash transactions for:
Compensation from share-based payment arrangements	-	305,064
Gain on debt reduction agreement	(698,769)	-
Interest charge for beneficial conversion feature in convertible debentures	595	38,124
Issuance of common stock in payment of license fees	-	15,659
Changes in:
Accounts receivable	(16,065)	(3,945)
Prepaid expenses and other assets	2,199	14,919
Accounts payable	18,997	(57,875)
Accrued expenses	71,984	40,072
Deferred revenue	(45,571)	42,233
Deferred credits	(6,793)	(6,463)

Net cash provided (used) in operating activities	146,501	(115,172)

Investing activities:
Purchases of property and equipment	(12,963)	(13,832)
Net cash used in investing activities	(12,963)	(13,832)

Financing activities:
Payment under debt reduction agreement	(30,000)	-
Proceeds from issuance of convertible debentures	10,000	-
Net cash (used) provided by financing activities	(20,000)	-

Increase (decrease) in cash and cash equivalents	113,538	(129,004)
Cash and cash equivalents, beginning of period	87,117	216,834
Cash and cash equivalents, end of period	$200,655	$87,830

Supplemental disclosure of non-cash financing and investing activities
Interest paid	$81	$193
Additional paid-in capital from beneficial conversion feature in convertible debenture	$2,500	$-
Gain on debt reduction agreement	$698,769	$-
Decrease in accounts payable due to debt reduction agreement	$(1,578,769)	$-
Increase in short term and long term debt	$740,000	$-
Issuance of common stock in payment of debt reduction agreement	$140,000	$-
Issuance of common stock in payment of deferred commission	$-	$147,048

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

Note 1   Organization and Nature of Business.

The reporting entity in this form 10-Q is XFormity Technologies, Inc. (a Colorado Corporation) ("XFormity" or the "Company") and includes the operations of XFormity, Inc. (a Texas Corporation) (“XFM”), the wholly owned subsidiary of the Company.  XFormity provides technology and services to multi-unit business operators.  The Company’s core products are hosted Business Intelligence (BI) and Balanced Scorecard solutions.  These solutions help customers with operational data analysis, trend reporting, issue identification and tracking.  The Company provides data integration and management services which feed the BI and Scorecard solution with data from many key data sources.  The Company’s solutions are provided to customers as a hosted (software-as-a-service) model, which allows the Company to rapidly configure and implement solutions for new customers in an affordable, cost-effective manner.

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

Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2008 Annual Report on Form 10-K/A-1. Operating results for the three months and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

Note 3   Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an operating deficit of $8,736,313 through the fiscal quarter ended December 31, 2008. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet.  The Company's ability to continue as a going concern is dependent on its ability to improve operating results and increase its financing cash flows, if any.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4   Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over a five year estimated useful life of the assets.
Accumulated depreciation at December 31, 2008 was $135,626 and $125,038 at June 30, 2008.

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

	Three Months Ended December 31, 2008	Six Months Ended December 31, 2008
Long term portion of deferred commission in other assets		$55143
Current portion of deferred commission in prepaid expenses		$36,762
Amount of commission expensed	$9,191	$18,381

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

Two consortium members elected option (1), one commencing January 1, 2006, and the other commencing July 1, 2006.  The five remaining consortium members elected option (2) and in May 2006, the Company issued 4,166,665 shares under this agreement. The deferred credits at December 31, 2008 in the respective amounts of $92,997 and $90,297, net of amortization, are expected to be utilized over a 12 to 13 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

 Note 7    Debt Reduction Obligation

In October 2008, the Company signed an agreement with its patent counsel to issue 1,000,000 shares of XFMY’s common stock issued on October 24, 2008 at the closing price of $0.14 per share for a total value of $140,000, to pay cash payments of $10,000 that extend over 48 months for a total of $480,000 and four additional debt reduction payments of $65,000 each contingent upon the Company achieving certain revenue targets for a total of $260,000. This represents a maximum payout value of $880,000 in full settlement of the Company’s obligation of $1,578,769 resulting in a gain of $698,769 according to SFAS 5, Accounting for Contingencies, and SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

Note 8   Accounts Payable

Accounts payable represents balances due to trade creditors and fees for professional services incurred for legal, and audit services.  Of the approximate $1,582,000 reflected in the June 30, 2008 balance, $1,578,769, the legal fees incurred in the defense of a patent infringement suit, was settled in October 2008 for a combination of cash payments and the issuance of one million shares of the Company’s common stock.  The Company recorded the difference between the previously accrued obligation and the maximum settlement amount as non-operating income of $698,769 (See Note 7 above).

Note 9   Accrued Expenses

	December 31,	June 30,
	2008	2008
401 (K) obligation	$33,624	$21,584
Accrued interest on convertible debentures and note payable	92,267	55,719
Other	43,905	20,509
Totals	$169,796	$97,812

Note 10   Convertible Debentures

As of December 31, 2008 and June 30, 2008, the Company has outstanding an aggregate of $733,635 and $723,635, respectively, of the 9% convertible debentures that mature between January 31 and October 31, 2009. In October 2008, the Company sold an additional $10,000 to one of its employees.  Of that amount, $573,554 is held by stockholders who are also customers of the Company and employees of the Company. Accrued interest on the debentures was $77,100.  The Company is in discussions with the debenture holders and expects all of them to extend their notes for one year.  There were no discounts or commissions incurred on the sale The Company has no assurance as to how much in additional subscriptions will be received in the private offering.

Note 11    Earnings per Share

Basic earnings per share is calculated based on the weighted-average number of outstanding common shares.  As of December 31, 2008, the Company had 51,931,553 shares outstanding, with no shares payable outstanding.  The Company uses the treasury stock method to determine whether any convertible debentures, outstanding options or warrants are to be included in the diluted earnings per share calculation.  As of December 31, 2008, the Company had convertible debentures of 733,635 convertible at a conversion price of the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12, warrants outstanding of 4,802,642 consisting of 2,401,321 with an exercise price of $0.14 and 2,401,321 with an exercise price of $0.18, and options outstanding of 6,775,000.  For the three months and six months ended December 31, 2008, the conversion of all of the above would result in a possible dilution of 17,582,934 shares.  However, as the convertible debentures, options, and warrants have a strike price in excess of the market price, $0.07 at December 31, 2008, and are considered not “in the money”, they are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

Note 12    Related Party Transactions

Seven of our customers who are also stockholders in the Company, generated revenues approximating $83,100 and $167,600 in the three months and six months ended December 31, 2008.  In the same periods in the prior year, revenues approximated $82,700 and $165,600. A former customer and one current customer had served as members of the Board of Directors and the Audit Committee in 2007.

Of the total 9% convertible debentures issued through December 31, 2008, $478,554 is held by stockholders who are also customers of the Company and $20,000 is held by senior management of the Company.  Interest expense accrued to related parties was $11,310 and $43,612 for the three months and six months ended December 31, 2008.

In the respective three months and six months ended December 31, 2008 and 2007, the Company paid rent of $3,000 and $6,000 respectively during each period, to a company controlled by a major stockholder of the Company. The rent included space and administrative services provided to the Company.

Note 13    Commitments and Contingencies

The Company entered into a 65 month net lease at its Dallas, Texas office, commencing June 1, 2008, approximating $4,300 per month and a month-to-month lease for $1,000 per month at its Northbrook, Illinois office, which includes administrative services.  Total rent expense for the three months and six months ended December 31, 2008 was $15,986 and $31,971 respectively.  In the same periods in 2007, rent expense was $20,996, and $36,755, respectively. The Company accounts for these leases as operating leases in accordance with FAS 13, Accounting for Leases.

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

RESULTS OF OPERATIONS

REVENUE   The Company’s primary revenue is derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced.  For the three months and six months ended December 31, 2008, the Company generated $510,345 and $1,077,866, respectively, in revenues compared to $352,011 and $676,958, respectively, in the comparable prior year’s periods.  This increase in revenues is primarily attributable to the licensing of the Company’s solutions by additional customers and professional service fees.  In 2008 and 2007, the Company received payments under contracts for the development of various solutions, subject to multi-year licensing agreements. The revenue under these contracts is recognized, under Statement of Position 97-2 (as amended), Software Revenue Recognition, over a 3 year period to coincide with the terms of the related licensing fees. The Company recognized $21,000 and $42,000, respectively, in the three months and six months ended December 31, 2008 for the development work and $75,000 and $150,000 under the license agreements.  In 2007, in the comparable periods, the Company recognized $9,000 and $18,000 for the development work and $75,000 and $37,500 under the license agreement.   As of December 31, 2008, the Company included $170,000 from the development fees in deferred revenues on its balance sheet.

COST OF REVENUE   The cost of revenue for the three months and six months ended December 31, 2008, consist primarily of personnel, related payroll costs and support service costs in the respective amounts of $135,046 and $275,666.  Other costs include travel, data hosting services, telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data.  The three months and six months periods ended December 31, 2008 include higher costs for new personnel and increased time allocated to operations of $16,112 and $12,546, respectively, and increased license fees and travel due to increased revenues of $6,734 and $10,859, respectively.  The costs for the three month and six month periods in the comparative periods of the prior year were $138,354 and $264,677 including a non-cash compensation expense under SFAS 123R, Share-Based Payments of $15,818 resulting from option grants in the quarter ended December 31, 2007.

RESEARCH AND DEVELOPMENT   Research and development costs are charged to operations as incurred and consist primarily of personnel, related benefit costs and outside contracted services. The costs for the three months and six months ended December 31, 2008 were $132,576 and $270,470, respectively. In the current year’s periods, the Company allocated additional time to development, increased the executive’s salary, and incurred higher payroll and related costs of $16,246 and $32,389, respectively; increased outside contractor use in the amounts of $21,300 and $57,900, respectively, to assist in the integration of various systems with our business intelligence solution for new franchise operations; and incurred increased travel expenses of $3,510 and $6,120 respectively. The costs for the three month and six month periods in the comparative periods of the prior year were $212,587 and $296,645 including a non-cash compensation expense under SFAS 123R, Share-Based Payments of $119,766 resulting from option grants in the quarter ended December 31, 2007. The Company’s research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the retail market.

MARKETING AND SELLING   The costs for the three month and six month periods ended December 31, 2008 were $86,876 and $158,537, respectively, compared to $139,126 and $196,611 in the comparative periods of the prior year. In the quarter ended December 31, 2007, the Company recorded a non-cash compensation expense of $56,493 under SFAS 123R, Share-Based Payments resulting from option grants. The Company’s decrease in marketing and selling expenses in the current periods reflects increased compensation for its executives and outside consultant and a greater allocation of time, personnel and related costs of $4,923 and $11,953, respectively, offset by the stock based compensation expense in the comparison periods. Also in the current quarter ended December 31, 2008, the Company incurred higher costs for marketing, trade shows and related travel of $6,466 as compared to the same period of the prior year.  For the current fiscal year, the Company continues to expand its customer base through direct sales, trade shows and referrals from its relationship with existing clients.

GENERAL AND ADMINISTRATIVE   The Company’s general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, our independent auditor, rent, expenses related to being a public company and other operating costs.    The costs for the three month and six month periods ended December 31, 2008 were $108,758 and $240,568, respectively, compared to $205,169 and $356,897 in the comparative periods of the prior year. In the quarter ended December 31, 2007, the Company recorded a non-cash compensation expense under SFAS 123R, Share-Based Payments of $112,987 resulting from option grants. The Company’s decrease in the current periods reflects increased compensation for its executives and related costs of $5,879 and $13,838, respectively, offset by the stock based compensation expense in the comparison periods. Further reduction was primarily due to reduced professional fees of $35,623 and reduced insurance costs approximating $4,100 in the current quarter. The Company incurred increased costs of $4,638 to report as a public company, and increased costs for travel and administrative expenses of $14,768

INTEREST EXPENSE   Interest expense consists of the following:

Interest expense	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Accrued interest on convertible debentures	$ 16,633	$ 16,415	$ 33,048	$ 32,831
Amortization of the discount of the beneficial conversion feature in the convertible debentures	595	19,062	595	38,124
Accrued interest on loan payable	1,750	1,750	3,500	3,500
Interest incurred from the deferred credits issued to consortium members	2,357	2,486	4,731	4,987
Interest income earned on cash and cash equivalents	(7,57)	(1,200)	(1,437)	(3,817)
Net interest expense	$ 20,578	$ 38,513	$ 40,437	$ 75,625

NET INCOME (LOSS)   The net income for the three months and six months ended December 31, 2008 was $725,280 and 790,953, respectively, compared to a net loss of $381,738 and $513,497 for the comparative periods in 2007.  The increase in the net income for the three months and six months ended December 31, 2008 was primarily the result of increased revenue resulting from the licensing of the Company’s solutions by additional customers and professional service fees and the non-operating income resulting from the debt forgiveness obligation settled in October 2008 offset by the non-cash compensation expense under SFAS 123R, Share-Based Payments resulting from option grants in the quarter ended December 31, 2007.  The Company was able to reduce its professional fees and other expenses but incurred increased costs in the use of outside consultants for development work, increased compensation for executives, employees and sales consultants, and increased marketing and sales costs.

The net income per share for the three months and six months ended December 31, 2008 was $0.01 and $0.02 per share in the respective periods on 51,681,553 and 51,306,553 weighted average common shares outstanding. This compares with net losses per share for the three month and six month periods ended December 31, 2007 of $(0.01) and $(0.01) per share, on 50,931,553 and 50,531,814 weighted average common shares outstanding, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to achieve another profitable quarter since it commenced operations.  The Company had incurred operating losses and negative cash flows from operations in each quarter since it commenced operations through June 30, 2008.  As of December 31, 2008, there was an accumulated deficit of $8,736,316 and the Company’s cash position is $200,655.  While there can be no assurances that the Company will continue to increase its customer base and related revenues necessary to cover its operating costs; the Company’s management believes the opportunities identified in its pipeline are achievable to continue generating operating profitability and positive cash flow in the near future.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended December 31, 2008 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1       LEGAL PROCEEDINGS

As of the date of this report, there are no pending legal proceedings in which the Company or any of its officers, directors or affiliates is a party, and the Company is not aware of any threatened legal proceedings.

ITEM 2      UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The Company has authorized the issuance of up to $2,000,000 and through the filing date has sold debentures in the aggregate amount of $1,757,000. The Securities were sold to twenty-two (22) persons, each of whom qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").  There are currently an aggregate of 12 accredited investors who have participated in the offering.  In October 2008, the sold an additional $10,000. The sale of each of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Rule 506 of Regulation D thereunder.  Each of the investors in the offering qualified as an "accredited investor".  The Securities were all taken for investment purposes, not for resale, and were subject to appropriate restrictions on transfer.  All proceeds of the offering have been used for general working capital purposes.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the three months ended December 31, 2008.

ITEM 5     OTHER INFORMATION

None

ITEM 6      EXHIBITS AND REPORTS ON Form 8-K

Exhibits
31.	Certification

32.	Certification pursuant to USC Section 1350

Reports on 8-K
None
SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date: February 10, 2009	/s/ Christopher Ball Christopher Ball Chief Executive Officer
Date: February 10, 2009	/s/ Jack Rabin Jack Rabin Chief Financial Officer