Form 10-K/A
period 2008-06-30
XFormity Technologies, Inc.
filed 2009-03-13
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

    FORM 10-K/A2

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

The Company incorporates by reference the following:

Part III – Exhibits

1.           The Exhibits identified in Item 15 of this Report

EXPLANATORY NOTE

This amendment to the annual report on Form 10-K/A2 is being filed to amend our annual report on Form 10-K for the year ended June 30, 2008 which was originally filed on September 29, 2008 and our annual report on Form 10-K/A which was originally filed on November 4, 2008.

We are filing this Form 10-K/A2 to amend the following:

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

The Company has excluded from this report some of the comments relating to the net loss for the period and the table that reflected differences that it intended to elucidate the reader of the financial statements. The specific reference was to the table originally reflecting net loss less the non-cash compensation and beneficial conversion feature in the convertible debenture and related per share results. The Company’s intention was to reflect material changes in the comparable periods, however, the format presented is considered a non-GAAP presentation that the Company would not want reflected in its annual report.

Item 8.    Financial Statements and Supplementary Data

The Company has excluded the consent of Virchow Kraus & Company, LLP for the use of its audit opinion for the fiscal year ended June 30, 2007 and included the original opinion of Virchow Kraus & Company, LLP for the fiscal year ended June 30, 2007.

Item 9A    Controls and Procedures

The Company previously filed an erroneous report as to its Internal Controls and Procedures and has included a correct report reflecting managements performance and its report on internal control over financial reporting and its conclusions regarding the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by the report.

This Form 10-K/A2 does not reflect events occurring after the filing of the Original Form 10-K and the Amended 10-K/A and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above.

EXPLANATORY NOTE

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

XFormity Technologies, Inc.
June 30, 2008 Annual Report on Form 10-K/A2

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

Signatures

Part I

Item 1.   Description of Business.

The reporting entity in this 10-K/A2 is XFormity Technologies, Inc. (a Colorado Corporation) ("XFormity" or the "Company") and includes the operations of XFormity, Inc. (a Texas Corporation) (“XFM”), the wholly owned subsidiary of the Company.  XFormity provides technology and services to multi-unit business operators.  The Company’s core products are hosted Business Intelligence (BI) and Balanced Scorecard solutions.  These solutions help customers with operational data analysis, trend reporting, issue identification and tracking.  The Company provides data integration and management services which feed the BI and Scorecard solution with data from many key data sources.  The Company’s solutions are provided to customers as hosted (software-as-a-service) model, which allows the Company to rapidly configure and implement solutions for new customers in an affordable, cost-effective manner.

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

Product Classification	2008	Per Cent to Total	2007	Per Cent to Total	% Change
Business Intelligence	$ 1,110,316	76%	$ 995,188	92%	12%
Scorecard license	150,000	11%	-	-%	100%
Professional Services	135,000	9%	43,000	4%	214%
Other Revenue	62,568	4%	38,166	4%	64%
Total Revenue	$ 1,457,884	100%	$1,076,354	100%	35%

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

Interest Expense:   Interest expense consists of the following:

Fiscal Year Ended June 30,	2008	2007
Accrued interest on convertible debentures	$65,305	$95,921
Amortization of the discount of the beneficial conversion feature in the convertible debentures	52,010	574,366
Accrued interest on loan payable	7,000	4,667
Interest incurred from the deferred credits issued to consortium members	9,974	9,727
Insurance finance costs	580	1,043
Interest income earned on cash and cash equivalents	(5,291)	(4,631)
Net interest expense	$129,578	$681,093

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

/s/Virchow Krause & Company, LLP

Chicago, Illinois

September 27, 2007

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30,	June 30,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$87,117	$216,834
Accounts receivable	10,812	14,157
Deferred commission expense	36,762	-
Prepaid expenses	27,609	17,469
Total current assets	162,300	248,460
Property and equipment, net	37,055	39,455
Other assets
Security deposit	26,120	12,998
Deferred commission – see Explanatory Note, page 3 of this 10-K/A	73,524	-
Total Assets	$298,999	$300,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,637,327	$1,729,711
Loan payable	100,000	100,000
Accrued expenses	97,812	55,444
Current portion - deferred revenue	130,423	63,823
Current portion – deferred credits	13,758	13,089
Convertible debentures- net of unamortized discount of beneficial conversion feature	723,635	671,625
Total Current Liabilities	2,702,955	2,633,692
Deferred revenues – net of current portion	168,667	35,000
Deferred credits – net of current portion	176,326	190,084
Total liabilities	3,047,948	2,858,776

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at June 30, 2008 and 2007	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 50,931,553 and 49,817,130 shares issued and outstanding at June 30, 2008 and 2007	5,093	4,982
Additional paid-in capital	6,773,227	5,695,440
Accumulated deficit	(9,527,269)	(8,258,285)
Total Stockholders' Deficit	(2,748,949)	(2,557,863)
Total Liabilities and Stockholders' Deficit	$298,999	$300,913

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Operations

	Year Ended June 30,
	2008	2007

Revenue	$1,457,884	$1,076,354
Cost of revenue	534,562	524,527
Research and development	777,034	327,441
Marketing and selling	478,954	273,362
General and administrative	806,740	706,387
Total operating expenses	2,597,290	1,831,717
Loss from operations	(1,139,406)	(755,363)
Interest income (expense), net	(129,578)	(681,093)
Loss before provision for income taxes	(1,268,984)	(1,436,456)
Provision for income taxes	-	-
Net loss	$(1,268,984)	$(1,436,456)

Net loss per share - basic and diluted	$(0.03)	$(0.03)

Weighted average number of shares	50,730,591	41,172,284

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Deficit
Years Ended June 30, 2008 and 2007

	Common Stock
	Issued and Outstanding Shares	Stated Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance June 30, 2006	40,078,337	$4,008	$4,249,668	$(6,821,829)	$(2,568,153)
Issuance of common stock to 7% convertible debenture holders electing to convert their debt into equity	9,605,284	961	1,151,671		1,152,632
Issuance of common stock for payment of license fees	133,509	13	15,111		15,124
Interest charge for beneficial conversion feature in convertible debentures			278,990		278,990
Net loss				(1,436,456)	(1,436,456)
Balance, June 30, 2007	49,817,130	4,982	5,695,440	(8,258,285)	(2,557,863)
Issuance of common stock for payment of license fees	114,423	11	15,648		15,659
Issuance of common stock for services	1,000,000	100	146,948		147,048
Issuance of options for services			915,191		915,191
Net loss				(1,268,984)	(1,268,984)
Balance, June 30, 2008	50,931,553	$5,093	$6,773,227	(9,527,269)	$(2,748,949)

The accompanying notes are an integral part of these consolidated financial statements.

                                             XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2008	2007
Operating activities:
Net loss	$(1,268,984)	$(1,436,456)
Depreciation	21,093	26,444
Non-cash transactions for:
Compensation from share-based payment arrangements	915,191	-
Interest charge for beneficial conversion feature in convertible debentures	52,010	574,366
Issuance of common stock in payment of license fees	15,659	15,124
Issuance of common stock in payment of interest on 7% convertible debentures	-	63,133
Issuance of 9% convertible debentures in payment of interest on 7% convertible debentures	-	66,135
Changes in:
Accounts receivable	3,345	31,140
Prepaid expenses	26,622	(6,810)
Other assets	(13,122)	(9,152)
Accounts payable	(92,385)	232,083
Accrued expenses	42,368	(57,769)
Severance liability	-	(72,883)
Deferred revenue	200,268	72,598
Deferred credits	(13,089)	(12,898)

Net cash used in operating activities	(111,024)	(514,945)

Investing activities:
Purchases of property and equipment	(18,693)	(14,530)
Net cash used in investing activities	(18,693)	(14,530)

Financing activities:
Loan proceeds	-	50,000
Proceeds from issuance of 7% convertible debentures	-	387,000
Proceeds from issuance of 9% convertible debentures	-	235,000
Net cash provided by financing activities	-	672,000
(Decrease) increase in cash and cash equivalents	(129,717)	142,525
Cash and cash equivalents, beginning of period	216,834	74,309
Cash and cash equivalents, end of period	$87,117	$216,834

Supplemental disclosure of cash-flow information
Interest paid	$36,236	$1,043
Supplemental disclosure of non-cash financing and investing activities
Issuance of common stock in payment of deferred commission	$147,048	$-
Additional paid-in capital from beneficial conversion feature in convertible debentures	$-	278,990
Additional paid-in capital upon conversion of 7% convertible debentures	-	1,151,672
Issuance of common stock upon conversion of 7% convertible debentures	-	961
Retirement of 7% convertible debentures	-	(1,512,000)
Conversion of 7% convertible debentures to 9% convertible debentures	-	422,500
Net issuance of common stock in payment of interest on 7% convertible debentures	-	$63,133

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

Property and equipment consisted of the following:
	2008	2007
Computer and related equipment	$142,987	$129,191
Furniture and fixtures	19,106	14,209
	162,093	143,400
Accumulated depreciation	(125,038)	(103,945)
	$37,055	$39,455

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

Year Ended June 30, 2008
Total deferred commission	$147,048
Long term portion of deferred commission in other assets	$73,524
Current portion of deferred commission in prepaid expenses	$36,762
Amount of commission expensed	$36,762

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

Accrued Expenses

June 30,	2008	2007
401 (K) obligation	$21,584	$22,456
Accrued interest on convertible debentures and loan payable	55,719	18,489
Other	20,509	14,499
Totals	$97,812	$55,444

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

The deferred tax asset at June 30, 2008 and 2007 is as follows:

	2008	2007
Deferred tax asset primarily arising from Net Operating Loss Carry-forwards	$1,950,000	$1,890,000
Deferred tax asset arising from share based compensation	302,000	-
	2,252,000	1,890,000
Valuation allowance	(2,252,000)	(1,890,000)
Net deferred tax asset	$-	$-

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

	2008	2008	2007	2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	25,000	$0.16	25,000	$0.26
Granted	6,775,000	$0.16	-	-
Exercised	-	$0.16	-	$0.26
Forfeited	25,000	$0.16	-	$0.26
Options outstanding, vested and exercisable at end of year	6,775,000	$0.16	25,000	$0.26

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

Scheduled principle payments on the above obligations are as follows:

Fiscal year	Commissions	Rent	Total
2009	36,000	39,179	75,179
2010	36,000	53,426	89,426
2011	36,000	55,009	91,009
2012	-	56,592	56,592
2013	-	58,575	58,575
Total payments	$108,000	$262,781	$370,781

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

Item  9A.   Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of September 30, 2008, our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K/A2 does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this Annual Report on Form 10-K/A2.  There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K/A2.

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

3.
Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the year ended June 30, 2008 and audited financial statements for the fiscal year ended June 30, 2007 be included in the Company's Annual Report of Form 10-K/A2 for the fiscal year ended June 30, 2008 for filing with the Commission.

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

After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.	2008	2007
Audit fees - audit of annual financial statements and review of financial statements included in our 10-QSB, services normally provided by the accountant in connection with statutory and regulatory filings.	$52,000	$84,400

Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	4,350	19,300

Tax fees - tax compliance, tax advice and tax planning	-0-	2,000

All other fees - services provided by our principal accountants other than those identified above	-0-	-0-

Total fees paid or accrued to our principal accountants	$56,350	$105,700

Item 15.  Exhibits and Reports on Form 8-K.

Exhibit No.		Title
*	3.1	Articles of Incorporation dated June 11, 1991
***	3.2	Articles of Amendment to Articles of Incorporation dated October 19, 1999
*	3.3	Bylaws
***	4.1	Specimen Common Stock Certificate
***	4.2	Specimen Warrant Certificate
	4.3	1999 Equity Incentive Plan
***	5.0	Opinion of Neuman & Drennen, LLC
**	10.1	Agreement and Plan of Reorganization dated as of August 27, 1999
***	10.2	Purchase Agreement between International Capital Funding, Inc. and Jonathan Cohen dated September 1, 1999
***	10.3	Registration Rights Agreement between International Capital Funding, Inc. and Jonathan Cohen dated September 1, 1999
***	10.4	Joint Venture Technology Agreement between XML - Global Technologies, Inc., Gnosis, Inc. and David R. R. Webber dated as of November 18, 1999
***	10.5	Consulting Agreement between Data Xchg, Inc. and David Webber
***	10.6	License Agreement between Data Xchg, Inc. and XML - Global Technologies, Inc.
***	10.7	Pre-Incorporation Agreement between XML - Global Technologies, Inc. and David Webber
***	10.8	Form of Lock-up and Vesting Agreement
***	10.9	Securities Purchase Agreement between XML - Global Technologies, Inc. and XML Fund, LLC dated January 13, 2000
***	10.10	Securities Purchase Agreement between XML - Global Technologies, Inc. and XML Fund, LLC dated April 5, 2000
***	10.11	Securities Purchase Agreement between XML - Global Technologies, Inc. and the Tomasovich Family Trust
***	10.12	Securities Purchase Agreement between XML - Global Technologies, Inc. and Tomasovich Family Trust
***	10.13	Unit Purchase Option Agreement between XML - Global Technologies, Inc. and Westminster Securities Corp.
***	10.14	Commercial Lease with Radical Entertainment Ltd. dated May 5, 1999
***	10.15	Software Development and License Agreement between B2Binternet, Inc. and XML - Global Technologies, Inc. dated June 12, 2000
***	10.16	Letter Agreement between PenOp, Limited and XML - Global Technologies, Inc. dated June 1, 2000
****	10.17	Agreement to Exchange Stock dated June 28, 2000 with David Webber
*****	10.18	Employment Agreement dated as October 16, 2000 between XML - Global Technologies, Inc. and Gordon Ebanks
*****	10.19	Employment Agreement dated as July 26, 2001 between XML-Global Technologies, Inc., XML-Global Research, Inc. and Peter Shandro
*****	10.20	Addendum dated May 17, 2002 to the Employment Agreement dated as October 16, 2002 between XML-Global Technologies, Inc. and Gordon Ebanks
*****	10.21	Employment Agreement dated as June 10, 2002 between XML-Global Technologies, Inc., XML-Global Research, Inc. and John McAughtry
	10.22	Software licensing and support agreement dated as June 14, 2002 between XML Technologies, Inc. and Iway Software Company, an Information Builders Company

******	10.23	Agreement dated January 29, 2003 between XML - Global Technologies, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, LP governing the payment of the remaining $615,000
******	10.24	Agreement dated January 29, 2003 between XML - Global Technologies, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, LP governing a license to The Qube software
******	10.25	Promissory Note dated January 29, 2003 in the amount of $200,000 in favour of XML - Global Technologies, Inc.
******	10.26	Promissory note guaranty in favour of XML - Global Technologies, Inc.
******	10.27	Voting Agreement between XML - Global Technologies, Inc. and Paradigm Group II, LLC
******	10.28	General proxy of Paradigm Group II, LLC
******	10.29	OEM agreement dated January 29, 2003 between XML - Global Technologies, Inc., XFormity, Inc. and Paradigm Group II, LLC
*******	10.30	Mutual Specific Release dated April 21, 2003 between XML _ Global Technologies, Inc, Paradigm Group II, LLC and Paradigm Millennium Fund, LP releasing the parties from various obligations
*******	10.31	Supplemental Term Sheet dated April 9, 2003 from Paradigm Group II, LLC, offering to purchase stock from XML - Global Technologies, Inc.
*******	10.32	Notice of Termination by Information Builders, Inc. and iWay Software Company to XML - Global Technologies, Inc. in respect of a Software Licensing and Support Agreement dated June 14, 2002
*******	10.33
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

Safe Harbour - Forward Looking Statements

When used in this Annual Report on Form 10-K/A2, in documents incorporated herein and elsewhere by us from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements concerning our business operations, economic performance and financial condition, including in particular, our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures required, the likelihood of our success in developing and introducing new products and expanding the business, and the timing of the introduction of new and modified products or services. These forward looking statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change.

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

XFormity Technologies, Inc.

Date: March 13, 2009	/s/ Christopher Ball Christopher Ball Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christopher Ball Christopher Ball	Chief Executive Officer and Director	March 13, 2009
/s/ C. Drew Seale	Chief Technical Officer and Director	March 13, 2009
C. Drew Seale

/s/ Jack Rabin	Chief Financial Officer and Director	March 13, 2009
Jack Rabin

/s/ Michael Shahsavari	Director	March 13, 2009
Michael Shahsavari

/s/ Paul Dwyer	Director	March 13, 2009
Paul Dwyer

/s/ Kenneth Johnson	Director	March 13, 2009
Kenneth Johnson

/s/ Farsheed Ferdowsi	Director	March 13, 2009
Farsheed Ferdowsi