Form 10-K/A
period 2008-06-30
XFormity Technologies, Inc.
filed 2009-03-18
CIK 1048501

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

Item  9A.   Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“the Exchange Act”).   Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, and summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer concluded our disclosure controls and procedures were ineffective solely due to our omission of management’s report of internal control over financial reporting in the original 10-K and 10-K/A previously filed.

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