Form 10-Q
period 2009-03-31
XFormity Technologies, Inc.
filed 2009-05-13
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

OR

[   ]    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-23391

XFORMITY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1434313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

                                 4100 Spring Valley Road, Suite 800,  Dallas, Texas 75244
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

The number of shares outstanding of the Issuer’s Common stock, $0.0001 par value, at May 13, 2009 is 51,931,553.

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

	(Unaudited)
	March 31,	June 30
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$122,993	$87,117
Accounts receivable	45,496	10,812
Deferred commission expense - current	36,762	36,762
Prepaid expenses	35,132	27,609
Total current assets	240,383	162,300
Property and equipment, net of accumulated depreciation	46,708	37,055
Other assets
Security deposit	26,120	26,120
Deferred commission expense –long term	45,953	73,524
Total Assets	$359,164	$298,999

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Obligation under debt reduction agreement – current portion	$120,000	$-
Accounts payable	70,322	1,637,327
Loan payable	100,000	100,000
Accrued expenses	179,538	97,812
Current portion - deferred revenue	141,749	130,423
Current portion – deferred credits	14,283	13,758
Convertible debentures - net of unamortized discount of beneficial conversion feature
Related parties	573,544	563,544
All other debenture holders	158,802	160,091
Total Current Liabilities	1,358,238	2,702,955
Obligation under debt reduction agreement – net of current portion	560,000	-
Deferred revenues – net of current portion	88,611	168,667
Deferred credits – net of current portion	165,547	176,326
Total liabilities	2,172,396	3,047,948

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at March 31, 2009 and June 30, 2008	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 51,931,553 and 50,931,553 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	5,193	5,093
Additional paid-in capital	6,915,627	6,773,227
Accumulated deficit	(8,734,052)	(9,527,269)
Total Stockholders' Deficit	(1,813,232)	(2,748,949)
Total Liabilities and Stockholders' Deficit	$359,164	$298,999

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
 Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenue	$484,320	$368,292	$1,562,185	$1,045,250
Cost of revenue	133,044	146,112	408,708	410,788
Research and development	145,513	338,769	415,982	635,414
Marketing and selling	82,760	174,612	241,297	371,223
General and administrative	100,789	369,867	341,363	726,765
Total operating expenses	462,106	1,029,360	1,407,350	2,144,190
Income (loss) from operations	22,214	(661,068)	154,835	(1,098,940)
Interest expense, net	(19,950)	(31,152)	(60,387)	(106,777)
Income (loss) before other income and provision for income taxes	2,264	(692,220)	94,448	(1,205,717)
Other income – Gain on debt reduction	-	-	698,769	-
Income (loss) before provision for income taxes	2,264	(692,220)	793,217	(1,205,717)
Provision for income taxes	-	-	-	-
Net Income (loss)	$2,264	$(692,220)	$793,217	$(1,205,717)

Net Income (loss) per share – basic	$0.00	$(0.01)	$0.02	$(0.02)

Weighted average number of shares – basic and diluted	51,931,553	50,931,553	51,511,845	50,664,091

The accompanying notes are an integral part of these consolidated financial statements.

                                  XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended March31,
	2009	2008
Operating activities:
Net income (loss)	$793,217	$(1,205,717)
Depreciation	16,506	15,880
Amortization of deferred commission	27,572	-
Non-cash transactions for:
Compensation from share-based payment arrangements	-	915,191
Gain on debt reduction agreement	(698,769)	-
Interest charge for beneficial conversion feature in convertible debentures	1,211	49,239
Issuance of common stock in payment of license fees	-	15,659
Changes in:
Accounts receivable	(34,684)	(152,563)
Prepaid expenses and other assets	(7,523)	25,031
Accounts payable	11,763	(62,241)
Accrued expenses	81,726	28,452
Deferred revenue	(68,730)	210,080
Deferred credits	(10,254)	(9,756)

Net cash provided (used) in operating activities	112,035	(170,745)

Investing activities:
Purchases of property and equipment	(26,159)	(14,411)
Net cash used in investing activities	(26,159)	(14,411)

Financing activities:
Payment under debt reduction agreement	(60,000)	-
Proceeds from issuance of convertible debentures	10,000	-
Net cash (used) provided by financing activities	(50,000)	-

Increase (decrease) in cash and cash equivalents	35,876	(185,156)
Cash and cash equivalents, beginning of period	87,117	216,834
Cash and cash equivalents, end of period	$122,993	$31,678

Supplemental disclosure of non-cash financing and investing activities
Interest paid	$10,081	$386
Additional paid-in capital from beneficial conversion feature in convertible debenture	$2,500	$-
Gain on debt reduction agreement	$698,769	$-
Decrease in accounts payable due to debt reduction agreement	$(1,578,769)	$-
Increase in short term and long term debt	$740,000	$-
Issuance of common stock in payment of debt reduction agreement	$140,000	$-
Issuance of common stock in payment of deferred commission	$-	$147,048

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2009
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

Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2008 Annual Report on Form 10-K/A-1. Operating results for the three months and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

Note 3   Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an operating deficit of $8,734,052 through the fiscal quarter ended March 31, 2009. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet.  The Company's ability to continue as a going concern is dependent on its ability to improve operating results and increase its financing cash flows, if any.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4   Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over a five year estimated useful life of the assets.
Accumulated depreciation at March 31, 2009 was $141,544 and $125,038 at June 30, 2008.

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

	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009
Long term portion of deferred commission in other assets		$45,953
Current portion of deferred commission in prepaid expenses		$36,762
Amount of commission expensed	$9,191	$27,572

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

Two consortium members elected option (1), one commencing January 1, 2006, and the other commencing July 1, 2006.  The five remaining consortium members elected option (2) and in May 2006, the Company issued 4,166,665 shares under this agreement. The deferred credits at March 31, 2009 in the respective amounts of $91,487 and $88,343, net of amortization, are expected to be utilized over a 12 to 13 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

 Note 7    Debt Reduction Obligation

In October 2008, the Company signed an agreement with its patent counsel to issue 1,000,000 shares of XFMY’s common stock issued on October 24, 2008 at the closing price of $0.14 per share for a total value of $140,000, to pay cash payments of $10,000 that extend over 48 months for a total of $480,000 and four additional debt reduction payments of $65,000 each contingent upon the Company achieving certain revenue targets for a total of $260,000. This represents a maximum payout value of $880,000 in full settlement of the Company’s obligation of $1,578,769 resulting in a gain of $698,769 according to SFAS 5, Accounting for Contingencies, and SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. As of March 31, 2009, the Company has paid $60,000 and reflected the remaining $680,000 on its balance sheet.

Note 8   Accounts Payable

Accounts payable represents balances due to trade creditors and fees for professional services incurred for legal, and audit services.  Of the approximate $1,582,000 reflected in the June 30, 2008 balance of $1,637,327, $1,578,769, the legal fees incurred in the defense of a patent infringement suit, was settled in October 2008 for a combination of cash payments and the issuance of one million shares of the Company’s common stock.  The Company recorded the difference between the previously accrued obligation and the maximum settlement amount as non-operating income of $698,769 (See Note 7 above).

Note 9   Accrued Expenses

	March 31,	June 30,
	2009	2008
401 (K) obligation	$35,050	$21,584
Accrued interest on convertible debentures and note payable	100,298	55,719
Other	44,190	20,509
Totals	$179,538	$97,812

Note 10   Convertible Debentures

As of March 31, 2009 and June 30, 2008, the Company has outstanding an aggregate of $733,635 and $723,635, respectively, of the 9% convertible debentures that mature between January 31 and October 31, 2009. In October 2008, the Company sold an additional $10,000 to one of its employees.  Of that amount, $573,544 is held by stockholders who are also customers of the Company and employees of the Company. Accrued interest on the debentures was $83,381.  All debenture holders with maturities prior to April 1, 2009 have extended their notes for one year, and the Company is in discussions with the remaining debenture holders and expects all of them to extend their notes for one year.  There were no discounts or commissions incurred on the sale The Company has no assurance as to how much in additional subscriptions will be received in the private offering.

Note 11    Earnings per Share

Basic earnings per share is calculated based on the weighted-average number of outstanding common shares.  As of March 31, 2009, the Company had 51,931,553 shares outstanding, with no shares payable outstanding.  The Company uses the treasury stock method to determine whether any convertible debentures, outstanding options or warrants are to be included in the diluted earnings per share calculation.  As of March 31, 2009, the Company had convertible debentures of 733,635 convertible at a conversion price of the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12, warrants outstanding of 4,802,642 consisting of 2,401,321 with an exercise price of $0.14 and 2,401,321 with an exercise price of $0.18, and options outstanding of 6,775,000.  For the three months and nine months ended March 31, 2009, the conversion of all of the above would result in a possible dilution of 17,582,934 shares.  However, as the convertible debentures, options, and warrants have a strike price in excess of the market price, $0.06 at March 31, 2009, and are considered not “in the money”, they are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

Note 12    Related Party Transactions

Seven of our customers who are also stockholders in the Company, generated revenues approximating $83,200 and $250,800 in the three months and nine months ended March 31, 2009.  In the same periods in the prior year, revenues approximated $85,100 and $250,700. A former customer and one current customer had served as members of the Board of Directors and the Audit Committee in 2007.

Of the total 9% convertible debentures issued through March 31, 2009, $478,554 is held by stockholders who are also customers of the Company and $20,000 is held by senior management of the Company.  Interest expense accrued to related parties was $11,064 and $44,676 for the three months and nine months ended March 31, 2009.

In March 2009, the Company terminated its arrangement for office space with a company controlled by a major stockholder of the Company and moved to a new location.  In the respective three months and nine months ended March 31, 2009, and 2008, the Company paid rent of $2,975 and $8,975 in 2009 and $3,000 and $9,000, respectively during 2008, to that stockholder. The previous rent agreement included space and administrative services provided to the Company.

Note 13    Commitments and Contingencies

The Company entered into a 65 month net lease at its Dallas, Texas office, commencing June 1, 2008, approximating $4,300 per month and a one year lease, commencing March 1, 2009,  for $650 per month at its Northbrook, Illinois office. Total rent expense for the three months and nine months ended March 31, 2009 was $15,961 and $47,932 respectively.  In the same periods in 2008, rent expense was $11,665, and $48,420, respectively. The Company accounts for these leases as operating leases in accordance with FAS 13, Accounting for Leases.

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

RESULTS OF OPERATIONS

REVENUE   The Company’s primary revenue is derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced.  For the three months and nine months ended March 31, 2009, the Company generated $484,320 and $1,562,185, respectively, in revenues compared to $368,292 and $1,045,250, respectively, in the comparable prior year’s periods.  This increase in revenues is primarily attributable to the licensing of the Company’s solutions by additional customers and professional service fees.  In 2008 and 2007, the Company received payments under contracts for the development of various solutions, subject to multi-year licensing agreements. The revenue under these contracts is recognized, under Statement of Position 97-2 (as amended), Software Revenue Recognition, over a 3 year period to coincide with the terms of the related licensing fees. The Company recognized $21,000 and $63,000, respectively, in the three months and nine months ended March 31, 2009 for the development work and $75,000 and $225,000 under the license agreements.  In 2008, in the comparable periods, the Company recognized $9,000 and $27,000 for the development work and $37,500 and $112,500 under the license agreement.   As of March 31, 2009, the Company included $149,000 from the development fees in deferred revenues on its balance sheet.

COST OF REVENUE   The cost of revenue for the three months and nine months ended March 31, 2009, consist primarily of personnel, related payroll costs and support service costs in the respective amounts of $133,044 and $408,708.  Other costs include travel, data hosting services, telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data.  The three months and nine months periods ended March 31, 2009 include higher costs for new personnel and increased time allocated to operations of $24,456 and $37,002, respectively, increased license fees due to increased revenues of $1,970 and $6,816, respectively, offset by a decrease in data hosting and telecommunications services of $6,153 and $3,099, respectively.  The costs for the three month and nine month periods in the comparable periods of the prior year were $146,112 and $410,788 including non-cash compensation expense under SFAS 123R, Share-Based Payments of $15,818 resulting from option grants in the quarter ended December 31, 2007 and $31,636 in the quarter ended March 31, 2008.

RESEARCH AND DEVELOPMENT   Research and development costs are charged to operations as incurred and consist primarily of personnel, related benefit costs and outside contracted services. The costs for the three months and nine months ended March 31, 2009 were $145,513 and $415,982, respectively. In the current year’s periods, the Company allocated additional time to development, increased the executive’s salary, incurred higher payroll and related costs of $14,970 and $47,358, respectively, and incurred increased travel expenses of $825 and $6,945 respectively.  In the nine months ended March 31, 2009, the Company increased outside contractor use in the amount of $55,700 to assist in the integration of various systems with our business intelligence solution for new franchise operations. The costs for the three month and nine month periods in the comparative periods of the prior year were $338,769 and $635,414 including non-cash compensation expense under SFAS 123R, Share-Based Payments of $119,766 resulting from option grants in the quarter ended December 31, 2007 and $209,402 in the quarter ended March 31, 2009.  The Company’s research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the retail market.

MARKETING AND SELLING   The costs for the three months and nine months ended March 31, 2009 were $82,760 and $241,297, respectively, compared to $174,612 and $371,223 in the comparable periods of the prior year. In those comparable prior periods, the Company recorded non-cash compensation expense of $97,921 and $154.415, respectively, under SFAS 123R, Share-Based Payments resulting from option grants. The Company’s marketing and selling expenses in the current periods included increased compensation for its executives and outside consultant and a greater allocation of time, personnel and related costs of $5,473 and $17,426, respectively.  The Company incurred higher costs for marketing, trade shows and related travel of $7,063 as compared to the nine month period of the prior year.  For the current fiscal year, the Company continues to expand its customer base through direct sales, trade shows and referrals from its relationship with existing clients.

GENERAL AND ADMINISTRATIVE   The Company’s general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, our independent auditor, rent, expenses related to being a public company and other operating costs.    The costs for the three months and nine month periods ended March 31, 2009 were $100,789 and $341,363, respectively, compared to $369,867 and $726,765 in the comparable periods of the prior year. The Company’s decrease in the current periods was primarily due to reduced professional fees of $3,071 and $38,694, respectively, and reduced insurance costs of $2,762 and $6,833, respectively. The Company incurred increased costs of $3,493 to report as a public company, and increased costs for travel and administrative expenses of $26,979.  In the quarters ended December 31, 2007 and March 31, 2008, the Company recorded non-cash compensation expense under SFAS 123R, Share-Based Payments of $112,987 and $248,571, respectively, resulting from option grants.

INTEREST EXPENSE   Interest expense consists of the following:

	Three Months Ended March 31,			Nine Months Ended March31,
Interest expense		2009		2008		2009		2008
Accrued interest on convertible debentures	$16,284		$16,236		$49,332		$49,068
Amortization of the discount of the beneficial conversion feature in the convertible debentures	616		11,115		1,211		49,239
Accrued interest on loan payable	1,750		1,750		5,250		5,250
Interest incurred from the deferred credits issued to consortium members	2,288		2,458		7,020		7,445
Interest income earned on cash and cash equivalents	(988)		(407)		(2,426)		(4,225)
Net interest expense	$19,950		$31,152		$60,387		$106,777

NET INCOME (LOSS)   The net income for the three months and nine months ended March 31, 2009 was $2,264 and $793,217, respectively, compared to a net loss of $692,220 and $1,205,717 for the comparable periods in 2008.  The increase in the net income for the current year’s periods was primarily the result of increased revenue resulting from the licensing of the Company’s solutions by additional customers and professional service fees and the non-operating income resulting from the debt forgiveness obligation settled in October 2008. The Company was able to reduce its professional fees and other expenses but incurred increased costs in the use of outside consultants for development work, increased compensation for executives, employees and sales consultants, and increased marketing and sales costs.

The net income per share for the three months and nine months ended March 31, 2009 was $0.00 and $0.02 per share in the respective periods on 51,931,553 and 51,511,845 weighted average common shares outstanding. This compares with net losses per share for the three month and nine month periods ended March 31, 2008 of $(0.01) and $(0.01) per share, on 50,931,553 and 50,664,091 weighted average common shares outstanding, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to achieve another profitable quarter since it commenced operations.  The Company had incurred operating losses and negative cash flows from operations in each quarter since it commenced operations through June 30, 2008.  As of March 31, 2009, there was an accumulated deficit of $8,734,052 and the Company’s cash position is $122,993.  While there can be no assurances that the Company will continue to increase its customer base and related revenues necessary to cover its operating costs; the Company’s management believes the opportunities identified in its pipeline are achievable to continue generating operating profitability and positive cash flow in the near future.

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

We  carried out an evaluation, under the supervision and with the participation   of  our  management,  including   our   principal executive  officer  and  principal  financial  officer,  of   the effectiveness  of  our  disclosure controls  and  procedures  (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act).   Based  upon that evaluation,  our  principal executive officer and principal financial officer concluded that, as  of  the  end  of  the  period covered  in  this  report,  our disclosure controls and procedures were effective to ensure  that information required to be disclosed in reports filed  under  the Securities Exchange Act of 1934, as amended (the "Exchange  Act") is  recorded,  processed,  summarized  and  reported  within  the required time periods and is accumulated and communicated to  our management,   including  our  principal  executive  officer   and principal  financial  officer, as  appropriate  to  allow  timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1       LEGAL PROCEEDINGS

As of the date of this report, there are no pending legal proceedings in which the Company or any of its officers, directors or affiliates is a party, and the Company is not aware of any threatened legal proceedings.

ITEM 2      UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None, except as previously reported.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None, except as previously reported.

ITEM 4   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the three months ended March 31, 2009

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

XFormity Technologies, Inc.

Date: May 13, 2009	/s/ Christopher Ball Christopher Ball Chief Executive Officer
Date: May 13, 2009	/s/ Jack Rabin Jack Rabin Chief Financial Officer