Form 10-K
period 2009-06-30
XFormity Technologies, Inc.
filed 2009-09-25
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

                                                                                                                   FORM 10-K

(Mark One)

[X]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File to be submitted and posted pursuant to Rule 405 of Regulations S-T ($232.402) of this chapter) during the preceding 12 months. [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                                Accelerated filer |_|

 Non-accelerated filer |_|                        Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_|  No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009, the last business day of the registrant’s most recently completed year: $2,334,893

The number of shares of the registrant’s class of common stock, $0.0001 par value, outstanding at September 21, 2009: 51,931,553

The Company incorporates by reference the following:

Part III – Exhibits

1.           The Exhibits identified in Item 15 of this Report

XFormity Technologies, Inc.
June 30, 2009 Annual Report on Form 10-K

Table of Contents

Part I.
Item 1.	Description of Business.
Item 2.	Description of Property.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

Part II.
Item 5.	Market for Common Equity and Related Stockholder Matters.
Item 6.	Selected Financial and Other Data.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.

Part III.
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services.
Item 15.	Exhibits.

Signatures

Part I

Item 1.   Description of Business.
The reporting entity in this 10-K is XFormity Technologies, Inc. (a Colorado Corporation) ("XFormity" or the "Company") and includes the operations of XFormity, Inc. (a Texas Corporation) (“XFM”), the wholly owned subsidiary of the Company.   XFormity is a provider of comprehensive business solutions to multi-unit business operations.  Specializing in the food-service industry, XFormity is providing analytical tools, which include operational reporting, balanced scorecards and benchmarking solutions, to restaurant owners and operators representing approximately 10,000 restaurants in North America.   The Company's solutions assist customers manage the vast amounts of information necessary to run restaurants effectively.

XFormity's solutions help customers of all sizes convert raw data into meaningful information which in turn improves their decision making process and capabilities. By providing a complete line of tools, the Company provides customers with a single vendor that can deliver data integration, data storage, business intelligence, balanced scorecard and benchmarking capabilities that help decision makers able to see trends as they occur and provide value more rapidly. Pulling together information from anywhere helps provide a single window for better business insight.

The Company provides services for franchisors and franchisees in a growing list of customers across the United States and Canada.  A few of the brands that the Company services include:  Burger King, Taco Bell, Arby's, Domino's, Pizza Hut’s, KFC, Cosi's, Long John Silver's, Beautiful Brands, and many others.  XFormity is proud to be the provider of Burger King Corporation's (BKC) operational reporting for all company owned and operated restaurants in the US and Canada. In addition to this deployment, the Company's success in delivering solutions on a big scale is demonstrated by the use its balanced scorecard and financial benchmarking tools for all Burger King Corporate restaurants in the United States and Canada, totalling nearly 6,500 restaurants.

XFormity's solutions are based on a software-as-a-service delivery model that provides benefits to both the Company and its customers as existing Information Technology (IT) investments become more valuable by utilizing XFormity's service based integration and reporting solutions. XFormity's solutions do not require customers to replace, upgrade or develop expensive extension to existing tools, which translates into a much quicker return on investment.  The Company has developed highly effective processes for providing services for an increasing number of customers while keeping costs down and high levels of customer service.

The Company has incurred operating losses from its inception through June 30, 2008 and had minimal operating income for the year ended June 30, 2009 and has addressed resulting liquidity issues through the sales of its software and professional services and the issuance of convertible debentures. The Company may need additional financing to fund its potential growth and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company.  If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock.  If the Company does need additional financing and adequate funds are not available or not available on acceptable terms, it could have a materially adverse effect on the Company's financial condition, results of operations and as a going concern.

XFormity's Competition
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
.
XFormity's Marketing Strategy
XFormity's sales and marketing plan includes direct sales to franchisors and franchisees in the food service market. In addition to direct sales, the Company has several channel partners who are authorized resellers of the XFormity solutions.

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

XFormity's Revenue by Product Classification
The increase in fiscal 2009’s revenues over 2008 was primarily the addition of Burger King Corporation’s (“BKC”) licensing of the P&L Benchmarking solution, billings for professional services and additional usage of our business intelligence software solution both within BKC and YUM Brands franchisees (“YUM”).  Included in revenue under Statement of Position 97-2 (as amended), Software Revenue Recognition, were professional service contracts for the development of software programs completed in fiscals 2008 and 2007, respectively, that are recognized over the terms of the multi-year lives of the licenses billed to our customer. Payment under these contracts was received in fiscals 2008 and 2007. The loss of major customers in either of these two product classifications would have a material adverse effect on our business, financial condition and results of operations.  However, the Company continues to maintain strong business relationships with the customers utilizing these solutions.

Product Classification	2009	Per Cent to Total	2008	Per Cent to Total	% Change
Business Intelligence	$1,278,582	65%	$1,110,316	76%	15%
Licensing agreements	300,000	15%	150,000	11%	100%
Professional Services	356,001	18%	135,000	9%	164%
Other Revenue	43,648	2%	62,568	4%	-30%
Total Revenue	$1,978,231	100%	$1,457,884	100%	36%

XFormity's Research and Development
XFormity's research and development team continues to enhance the core technology behind its solutions for existing customers and for new customers.  The Company's development team is extending its integration capabilities to incorporate a wider base of sources of data (point-of-sale systems, accounting systems, and other informational sources). Research and development costs including indirect and administrative costs in 2009 and 2008 were $541,856 and $777,034, respectively.  Included in the 2008 expenditures was a non-cash charge of $329,168 for share-based compensation.

Government Regulations and Environmental Laws
We do not expect that existing or probable governmental regulations will have a material effect on the business. We did not incur any separately identifiable costs to comply with environmental laws.

XFormity's Employees
We currently have nine employees, including Chris Ball and Drew Seale, our Chief Executive Officer and Chief Technology Officer, located at our principal office in Dallas, Texas and one employee, Jack Rabin, our Chief Financial Officer, in Northbrook, Illinois. Mr. Kenneth Johnson, one of our directors, also serves as a sales and marketing consultant for the Company.  For a description of the backgrounds of Messrs. Ball, Seal, Rabin and Johnson, see the section of this report entitled “Item 9. – Directors and Executive Officers.

Item 1A    Risk Factors.
Not applicable.

Item 1B    Unresolved Staff Comments
None

Item 2   Description of Property.
The Company maintains its corporate headquarters in Dallas, Texas in office space consisting of approximately 3,200 square feet, which we lease under a “triple net” lease that requires us to pay an average of $4,329 per month and our pro rata share of real estate taxes and common area costs over a 64 month term effective June 1, 2008. The Company also leases office space on a month-to-month basis in Northbrook, Illinois. The rent is $650 per month. The Company does not own any real estate.

The Company believes that its facilities are suitable for the business of the Company as presently conducted and for necessary growth in personnel and customers.  The facilities are adequately insured.

Item 3    Legal Proceedings.
As of the date of this report, there are no pending legal proceedings in which we or any of our officers, directors or affiliates is a party, and we are not aware of any threatened legal proceedings.

Item 4    Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the three months ended June 30, 2009

Part II
Item 5.     Market for Common Equity and Related Stockholder Matters.

Market Information
The Company's stock trades on the OTC Electronic Bulletin Board under the symbol "XFMY".

The following table sets forth the high and low prices for the Company’s common stock for each quarter commencing July 1, 2007. The prices presented below are bid and ask prices, which represented prices between broker-dealers and does not include retail mark-ups and markdowns or any commission to the broker. The prices do not necessarily reflect actual transactions.
Common Stock
Quarter Ended	Low	High
September 30, 2007	$ 0.10	$ 0.16
December 31, 2007	$ 0.09	$ 0.18
March 31, 2008	$ 0.08	$ 0.18
June 30, 2008	$ 0.08	$ 0.16
September 30, 2008	$ 0.06	$ 0.18
December 31, 2008	$ 0.05	$ 0.16
March 31, 2009	$ 0.05	$ 0.09
June 30, 2009	$ 0.04	$ 0.12

On September 21, 2009, the bid and ask prices of the Company’s common stock as quoted on the Bulletin Board were $0.08 and $0.10, respectively.  In addition, the Company’s common stock is subject to rules adopted by the Securities and Exchange Commission ("Commission") regulating broker dealer practices in connection with transactions in "penny stocks."  Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission.  That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor, but rather paid to sell the shares.  The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security.  The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction.  Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company’s common stock.  Many brokers may be unwilling to engage in transactions in the Company’s common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Holders
As of September 21, 2009, the Company had 135 stockholders of record. This does not include stockholders who held stock in accounts at broker-dealers.

Dividends
The Company has not declared or paid any cash dividends on its capital stock since inception and does not expect to pay any cash dividends for the foreseeable future. Management currently intends to retain future earnings, if any, to finance the expansion of the Company’s business.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,775,000	$0.16	3,611,311

Equity compensation plans not approved by security holders	-0-	$0.00	-0-
Total	6,775,000	$0.16	3,611,311

The options granted under the Equity Compensation plan have a seven year life and total option grants available under the plan are limited to 20 percent of the issued and outstanding stock of the Company. The above grants were approved and issued to current employees, directors and one outside vendor as of December 12, 2007.  There were no issuances of stock options to any officers, directors or employees in the fiscal year ended June 30, 2009. It is expected that the compensation of the executives in fiscal 2009, including equity awards, will be reviewed based on the expected performance of the Company as established by the Compensation Committee of the Board of Directors.

Description of Securities

Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, par value $0.01, none of which has been issued.

Common Stock
The Company has authorized 125,000,000 shares of common stock, par value $0.0001 of which 51,931,553 were issued and outstanding as of June 30, 2009.

Unregistered Sales of Equity Securities
The information relating to the sales of the Company’s Convertible Debentures should be read in conjunction with the consolidated financial statements and accompanying notes thereto in Item 8, the Consolidated Financial Statements, of this report.

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

Item 6.   Selected Financial and Other Data.
Not Applicable

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation.
The following discussion of the Company’s financial condition and results of operation should be read in conjunction with the consolidated financial statements and accompanying notes thereto in Item 8 of this report.

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

Results of Operations – Fiscal Year Ended June 30, 2009 compared to Fiscal Year Ended June 30, 2008

Revenues:  The Company’s primary revenues are derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced or from solutions developed at specific customer’s requests.  Customers are billed on a monthly basis for each location serviced or at a project’s completion.  For the year ended June 30, 2009, the Company generated $1,978,231 in revenues compared to $1,457,884 in the prior year.  This increase in revenues is primarily attributable to the licensing of the Company’s solutions by additional customers, an additional license fee with a major customer and professional service fees.

In 2008 and 2007, the Company had received payments under contracts for the development of two of its solutions, subject to a multi-year licensing agreement, that is recognized under Statement of Position 97-2 (as amended), Software Revenue Recognition, over the term of the licensing fee agreement. The Company recognized $84,000 in 2009 and $40,000 in 2008, respectively, under the terms of these multi-year licensing agreements.

Cost of Revenues:   The costs for the year ended June 30, 2009 were $561,531 compared to $534,562 in the prior year. Excluding the non-cash compensation in 2008 of $47,474 under SFAS 123R, Share-Based Payments, our costs for personnel, related payroll costs and technical support to our customers increased by $70,200 due to one additional support person, increased salary rates and a greater allocation of time from existing personnel to this category.  The other major increased expense was license fees that were attributable to our increased revenues under our license agreements in the amount of $9,300 that was offset by the reduction of our data hosting center and telecommunication expenses in the amount of $10,800. All of the other operational costs minimally increased by approximately $5,800 as management continue to maximize its operating efficiencies.

Research and Development:   Research and development costs are charged to operations as incurred and consist primarily of personnel and related benefit costs. The costs for the year ended June 30, 2009 of $541,856 compared to $777,034 in the prior year. Excluding the non-cash compensation in 2008 of  $329,168, under SFAS 123R, Share-Based Payments, our costs for personnel, related payroll costs and technical support to our customers increased by approximately $41,200 due to increased salary rates, a greater allocation of time from existing personnel to this category.  In 2009, the Company increased outside contractor use in the amount of $49,400 to assist in the integration of various systems with our business intelligence solution for new franchise operations. Other costs increased by approximately $3,400. The Company’s research and development is part of its strategic plan to provide enhancements to its existing software and integration into new franchise operations in the hospitality market.

Marketing and Selling:  The costs for the year ended June 30, 2009 were $339,434 compared to $478,954 in the prior year. Excluding the non-cash compensation in 2008 of  $154,415, under SFAS 123R, Share-Based Payments, our costs for personnel, related payroll costs and technical support to our customers increased by approximately $19,000 due to increased salary rates, and an increased allocation of time from existing personnel to this category. The Company incurred increased costs for marketing materials and other sales related costs approximating $10,500, offset by a reduction in trade show expenses of $14,700. In 2010, the Company expects to continue to expand its customer base through trade shows, direct sales and referrals from its relationship with existing clients.

General and Administrative:  The Company’s general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, independent auditor, rent, expenses related to being a public company and other operating costs.  The costs for the year ended June 30, 2009 were $430,924 compared to $806,740 in the prior year. Excluding the non-cash compensation in 2008 of  $384,154, under SFAS 123R, Share-Based Payments, our costs for personnel, related payroll costs and technical support to our customers increased by approximately $19,500 due to increased salary rates, offset by a decreased allocation of time from existing personnel to this category.  The Company incurred increased occupancy and administrative costs at it new location of $34,100 offset by reduced professional fees and insurance cost of $45,300.

Interest Expense:   Interest expense consists of the following:

Fiscal Year Ended June 30,	2009	2008
Accrued interest on convertible debentures	$65,794	$65,305
Amortization of the discount of the beneficial conversion feature in the convertible debentures	2,500	52,010
Accrued interest on loan payable	7,000	7,000
Interest incurred from the deferred credits issued to consortium members	9,342	9,974
Insurance finance costs	81	580
Interest income earned on cash and cash equivalents	(2,970)	(5,291)
Net interest expense	$81,747	$129,578

Actual cash paid for interest during the fiscal years ended June 30, 2009 and 2008 was $50,081 and $35,656, respectively.

Net Profit (Loss): The net profit for the year ended June 30, 2009 was $786,508 compared to a net loss of ($1,268,984) in the prior year.  The increase was primarily attributable to the reduction in the debt obligation of $763,769 that was previously expensed in prior years.  The Company reached its first profitable year from operations due to increased revenues resulting from the delivery of our business intelligence software to an increased number of customer’s stores, licensed its new Profit and Loss Benchmarking Solution, increased its revenue from professional services and other fees and maintained its operating and interest costs as discussed above. The prior year’s operating loss included a non-cash compensation expense under SFAS 123R, Share-Based Payments of $915,191 that did not have a comparable item in the current year.

Liquidity and Capital Resources

General
The Company believes it will continue its profitable operating results in 2010. While the Company continues developing a significant pipeline of business opportunities that include multi-unit, full service and casual dining restaurants within the hospitality industry and did achieve the opportunities identified in last year’s pipeline, there can be no assurances that this year’s results will be indicative of future results.

In October 2008, the Company entered into an agreement with its patent counsel to settle its obligation for their professional services that included an issuance of one million shares of XFMY’s common stock, cash payments that extend over 48 months and additional debt reduction payments upon the Company achieving certain revenue targets. In the current year, the Company did not achieve the initial target and thus reduced the maximum payout value to $815,000 in full settlement of the Company’s obligation of approximately $1,579,000.  Due to its debt service requirement reached with this creditor and the payment of interest on the debentures, the Company did not achieve positive cash flow this past year. As of June 30 2009, there was an accumulated deficit of $8,740,761 and the Company’s cash position was $14,262.

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

Finance
The Company continues to review capitalization alternatives, including various debt and equity instruments.  The Company may need to raise between $1,000,000 and $5,000,000 in new capital over the next 12 months.  The use of funds includes operating capital for general corporate purposes, expansion of the sales, marketing and software development staff, equipment and a strengthened balance sheet.  If additional funds are raised by the issuance of debt or equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of holders of the common stock.  As of the date of this Report, there are no agreements, commitments or arrangements for any future financing, and no assurance can be given that future financing can be achieved.

Legal Issues
There are no material legal proceedings that management is aware of that affect the Company.

Convertible Debentures
Under the revised term sheet, the Company may still issue an additional $176,865 of its 9% convertible debentures to accredited investors to be used as working capital.  See the provisions of these debentures in Item 9 of the Consolidated Financial Statement.

Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Tabular Disclosure of Contractual Obligations

                                             Payments due by period

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5Years
Contractual Obligations
Long-Term Debt Obligations
Debt Reduction Agreement	$585,000	$120,000	$465,000	$-	$-
Note Payable	118,667	-	118,667	-	-
Convertible Debentures	733,635	733,635	-	-	-
Operating Lease Obligations
Lease on Dallas, TX office	237,875	53,426	169,776	14,673	-
Lease on Northbrook, IL office	5,200	5,200	-	-	-
Other long-Term Liabilities
Deferred Revenues	183,116	119,671	63,445	-	-
Deferred Credits	176,326	14,462	47,979	55,727	58,158

Total	$2,039,819	$1,046,394	$864,867	$70,400	$58,158

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Not Applicable

Item 8.  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders, Audit Committee and Board of Directors
XFormity Technologies, Inc and Subsidiary
Dallas, Texas

We have audited the accompanying consolidated balance sheet of XFormity Technologies, Inc and Subsidiary as of June 30, 2009 and 2008, and the related consolidated statement of operations, stockholders' deficit and cash flow for the years then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XFormity Technologies, Inc and Subsidiary as of June 30, 2009 and 2008 and the results of their  operation and their  cash flow for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/MKA CPAS, PLLC

Houston, Texas

September 8, 2009

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30,	June 30,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$14,262	$87,117
Accounts receivable	35,161	10,812
Deferred commission expense	36,762	36,762
Refundable security deposit	17,413	-
Prepaid expenses	11,422	27,609
Total current assets	115,020	162,300
Property and equipment, net of accumulated depreciation	41,425	37,055
Other assets
Security deposit – long term	8,707	26,120
Deferred commission - long term	36,762	73,524
Total Assets	$201,914	$298,999

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Obligation from debt reduction agreement – current portion	$120,000	$-
Accounts payable	85,749	1,637,327
Loan payable	-	100,000
Accrued expenses	139,362	97,812
Current portion - deferred revenue	119,671	130,423
Current portion – deferred credits	14,462	13,758
Convertible debentures	733,635	723,635
Total Current Liabilities	1,212,879	2,702,955
Obligation from debt reduction agreement – long-term portion	465,000	-
Note payable	118,667	-
Deferred revenues – net of current portion	63,445	168,667
Deferred credits – net of current portion	161,864	176,326
Total liabilities	2,021,855	3,047,948

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at June 30, 2009 and 2008	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 51,931,553 and 50,931,553 shares issued and outstanding at June 30, 2009 and 2008	5,193	5,093
Additional paid-in capital	6,915,627	6,773,227
Accumulated deficit	(8,740,761)	(9,527,269)
Total Stockholders' Deficit	(1,819,941)	(2,748,949)
Total Liabilities and Stockholders' Deficit	$201,914	$298,999

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Operations

	Year Ended June 30,
	2009	2008

Revenue	$ 1,978,231	$ 1,457,884
Cost of revenue	561,531	534,562
Research and development	541,856	777,034
Marketing and selling	339,434	478,954
General and administrative	430,924	806,740
Total operating expenses	1,873,745	2,597,290
Income (loss) from operations	104,486	(1,139,406)
Interest (expense), net	(81,747)	(129,578)
Income (loss) before other income and provision for income taxes	22,739	(1,268,984)
Other income – Gain on debt reduction	763,769	-
Income (loss) before provision for income taxes	786,508	(1,268,984)
Provision for income taxes	-	-
Net income (loss)	$ 786,508	$ (1,268,984)

Net income (loss) per share - basic and diluted	$ 0.02	$ (0.03)

Weighted average number of shares	51,616,485	50,730,591

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Deficit
Years Ended June 30, 2009 and 2008

	Common Stock
	Issued and Outstanding Shares	Stated Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, June 30, 2007	49,817,130	$4,982	$5,695,440	$(8,258,285)	$(2,557,863)
Issuance of common stock for payment of license fees	114,423	11	15,648		15,659
Issuance of common stock for services	1,000,000	100	146,948		147,048
Issuance of options for services			915,191		915,191
Net loss				(1,268,984)	(1,268,984)
Balance, June 30, 2008	50,931,553	5,093	6,773,227	(9,527,269)	(2,748,949)
Issuance of common stock for payment under debt obligation	1,000,000	100	139,900	-	140,000
Interest charge for beneficial conversion feature in convertible debentures			2,500		2,500
Net profit				786,508	786,508
Balance, June 30, 2009	51,931,553	$5,193	$6,915,627	$(8,740,761)	$(1,819,941)

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                      XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2009	2008
Operating activities:
Net income (loss)	$786,508	$(1,268,984)
Depreciation	23,272	21,093
Amortization of deferred commission	36,762
Non-cash transactions for:
Compensation from share-based payment arrangements	-	915,191
Gain on debt reduction agreement	(763,769)	-
Interest charge for beneficial conversion feature in convertible debentures	2,500	52,010
Issuance of common stock in payment of license fees	-	15,659
Changes in:
Accounts receivable	(24,348)	3,345
Prepaid expenses	16,187	26,622
Other assets	-	(13,122)
Accounts payable	27,187	(92,385)
Accrued expenses	60,219	42,368
Deferred revenue	(115,974)	200,268
Deferred credits	(13,758)	(13,089)

Net cash provided (used) in operating activities	34.786	(111,024)

Investing activities:
Purchases of property and equipment	(27,641)	(18,693)
Net cash used in investing activities	(27,641)	(18,693)

Financing activities:
Payment under debt reduction agreement	(90,000)	-
Proceeds from issuance of 9% convertible debentures	10,000	-
Net cash (used) by financing activities	(80,000)	-
(Decrease) increase in cash and cash equivalents	(72,855)	(129,717)
Cash and cash equivalents, beginning of period	87,117	216,834
Cash and cash equivalents, end of period	$14,262	$87,117

Supplemental disclosure of cash-flow information
Interest paid	$50,081	$36,656
Supplemental disclosure of non-cash financing and investing activities
Issuance of common stock in payment of deferred commission	$147,048	$147,048
Additional paid-in capital from beneficial conversion feature in convertible debenture	$2,500	$-
Gain on debt reduction agreement	$763,769	$-
Decrease in accounts payable due to debt reduction agreement	$(1,578,769)	$-
Increase in short term and long term debt	$675,000	$-
Issuance of common stock in payment of debt reduction agreement	$140,000	$-
Reclassification of security deposit to current assets	$17,364	$-
Reclassification of accrued interest	$18,667	$-

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2009

Note 1 - Organization, Nature of Business and Significant Accounting Policies

Organization and Nature of Business
XFormity is a provider of comprehensive business solutions to multi-unit business operations.  Specializing in the food-service industry, XFormity is providing analytical tools, which include operational reporting, balanced scorecards and benchmarking solutions, to restaurant owners and operators representing approximately 10,000 restaurants in North America.   The Company's solutions assist customers manage the vast amounts of information necessary to run restaurants effectively.

XFormity's solutions help customers of all sizes convert raw data into meaningful information which in turn improves their decision making process and capabilities. By providing a complete line of tools, the Company provides customers with a single vendor that can deliver data integration, data storage, business intelligence, balanced scorecard and benchmarking capabilities that help decision makers able to see trends as they occur and provide value more rapidly. Pulling together information from anywhere helps provide a single window for better business insight.

The Company provides services for franchisors and franchisees in a growing list of customers across the United States and Canada.  A few of the brands that the Company services include:  Burger King, Taco Bell, Arby's, Domino's Pizza Huts, KFC, Cosi's, Long John Silver's, Beautiful Brands, and many others.  XFormity is proud to be the provider of Burger King Corporation's (BKC) operational reporting for all company owned and operated restaurants in the US and Canada. In addition to this deployment, the Company's success in delivering solutions on a big scale is demonstrated by the use its balanced scorecard and financial benchmarking tools for all Burger King Corporate restaurants in the United States and Canada, totalling nearly 6,500 restaurants.

XFormity's solutions are based on a software-as-a-service delivery model that provides benefits to both the Company and its customers as existing Information Technology (IT) investments become more valuable by utilizing XFormity's service based integration and reporting solutions. XFormity's solutions do not require customers to replace, upgrade or develop expensive extension to existing tools, which translates into a much quicker return on investment.  The Company has developed highly effective processes for providing services for an increasing number of customers while keeping costs down and high levels of customer service.

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

Cash and Cash Equivalents
All highly liquid investments with a maturity of 90 days or less at the time of purchase are considered to be cash equivalents.  Cash equivalents include cash on deposit with banks and money market funds.  At June 30, 2009 and 2008, the Company had cash equivalents of $14,262 and $87,117, respectively.

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable.  The Company maintains its cash balances in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes that the Company is not exposed to any significant credit risk on cash. If during our evaluation of accounts receivable we determined that accounts were not collectable an allowance for doubtful accounts would be established. Management determined that no allowance was necessary at June 30, 2009 and 2008 based on the history, collectability and aging of the receivables.

Concentrations
During the fiscal years 2009 and 2008, Burger King Corporation represented more than 55% and 49%, respectively, of the Company’s total revenues. In both fiscal years 2009 and 2008, seven customers who are also stockholders of the Company, generated $338,600 and $334,600 of the Company's revenues, respectively. The Company believes it has excellent relationships with all of these customers.

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

Software Development Costs
The Company capitalizes internally generated software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of software development costs begins when a product's technological feasibility is established.  Costs incurred for research and development of products where technological feasibility has not yet been established are expensed as incurred.  Research and development expense was $541,856 and $777,034 for 2009 and 2008, respectively.  Included in the 2008 expenditures was a non-cash charge of $329,168 for share-based compensation. There were no capitalized software development costs.

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

Beneficial Conversion Feature in Convertible Debentures
The Company has issued subordinated convertible debentures with conversion prices that at issuance may be lower than the fair market value of the underlying stock.  Following primarily the guidance in Emerging Issues Task Force Consensus ("EITF") 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" as amended by EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company recorded as a contra-liability at each issuance date,  the excess of the fair market value at the date of issuance over the conversion price in the debenture with an off-setting increase in additional paid-in capital.  This beneficial conversion feature was fully amortized at June 30, 2009 and 2008 as a non-cash interest expense from the issuance date of the debenture through the earlier of the stated redemption date, which is one year from issuance, or conversion into common stock.  The offset was a credit to Additional paid-in capital.

Share-Based Compensation
The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. In fiscal year 2008, the share-based payments it issued to its officers, directors and employees are reflected in the non-cash charges of $915,191 in the respective operating expense categories.  There were no options or stock awards granted in 2009, thus no compensation expense was recorded under SFAS 123R.

Recent Accounting Standards
We adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 157,  Fair Value Measurement  on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Convertible debentures	$-	$-	$733,635	$-

The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 became effective for us on January 1, 2008. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the twelve months ended June 30, 2009, there were no applicable items on which the fair value option was elected. SFAS 159 may impact our consolidated financial statements in the future.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“Statement 141(R)”) and Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“Statement 160”). Statements 141(R) and 160 require most identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity.  Both statements are effective for fiscal years beginning after December 15, 2008.  Statement 141(R) will be applied to business combinations occurring after the effective date.  Statement 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date.  The Company does not expect the adoption of Statements 141(R) and 160 will have a material impact, if any, on the Company’s financial position or results of operations.

 In February 2008, the FASB issued a FASB Staff Position (FSP) on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions  (FSP FAS 140-3). This FSP addresses the issue of whether the transfer of financial assets and the repurchase financing transactions should be viewed as two separate transactions or as one linked transaction. The FSP includes a rebuttable presumption that the two transactions are linked unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company does not expect the adoption of FSP FAS 140-3 to have a material impact, if any, on its consolidated financial statements.

 In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not currently expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company currently believes the adoption of FSP APB 14-1 will not have a material effect on its consolidated results of operations and financial condition.

EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” will become effective for the Company on September 30, 2009.   Upon the effective date, the provisions of this EITF will require a reclassification to liability based on the reset feature of the warrant agreements if the Company sells equity at a price below the exercise price of the warrants. The Company currently believes the adoption of EITF 07-5 will not have a material effect on its consolidated results of operations and financial condition.

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

Note 2    Receivables and Deferred Revenue
The Company contracts with its clients for the sale and usage of its business intelligence and financial software products.  Many of the Company's customers are invoiced in the month preceding the use of the service. When these customers remit payment for the subsequent month's service during the month billed, those funds collected are recorded as deferred revenue until the actual month of service at which time they are recognized as revenue in the month earned.

The Company also develops and provides professional and technical services to its customers.  Some of the technical services developed benefit the customers over extended periods of time and are recognized in accordance with Statement of Position 97-2 (as amended), Software Revenue Recognition, over the term of the agreement or at specific acceptance points.

The Company had received respective non-refundable payments towards contracted projects in 2008 and in 2007 that were each accepted in the respective succeeding fiscal year.  At June 30, 2009 and 2008, the Company reflected the unamortized amounts of the contracts as deferred revenue and recognized as revenue the portions attributable to the underlying license agreements in fiscal years 2009 and 2008, respectively.  The remaining deferred revenues under the two contracts will be recognized along with the annual license revenues over the lives of the respective licensing agreements.

Receivables include only funds due from customers who have not paid for the monthly service provided. Due to the high collectability factor either by prepayment or within 60 days of usage, and the Company's experience with uncollectible accounts, no allowance for doubtful accounts is necessary.

The Company’s receivables at June 30, 2009 and 2008 are $35,161 and $10,812.

Note 3    Prepaid expenses
Prepaid expenses represent the unexpired portion of the Company's insurance coverage, advance registrations at various trade shows, the current portion of the deferred commission (see Note 5 below), the refundable security deposit under the terms of the operating lease at the Dallas, TX office and other operating expenses applicable to the subsequent fiscal year.
.
Note 4     Property and Equipment
Property and equipment are stated at cost.  Depreciation of property and equipment is computed under accelerated methods over a five year estimated useful life of the assets. Depreciation expense for the years ended June 30, 2009 and 2008 was $23,272 and $21,093, respectively.

Property and equipment consisted of the following:
	2009	2008
Computer and related equipment	$170,629	$142,987
Furniture and fixtures	19,106	19,106
	189,735	162,093
Accumulated depreciation	(148,310)	(125,038)
	$41,425	$37,055
Note 5   Other Assets
Security Deposit
A deposit of $26,120 was required under the lease agreement commencing on June 1, 2008 on the Company's office space in Dallas, Texas. Under terms of the lease, the Company will receive $17,413 of its security deposit back on September 1, 2009.

Deferred Commission
In August 2007, the Company renegotiated its commission agreement with an outside consulting company that was to receive 15% commission for a five year period on all sales to one of the Company’s customers.  The terms of the new agreement provide for monthly payments of $3,000 for four years commencing July 1, 2007 and the issuance of one million shares of the Company’s common stock.  The determination of the amount of $147,048 was based on the fair value of the issued common stock at the commitment date under SFAS No. 123R, Share-Based Payment, and Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and is amortized over the life of the contract.

Year Ended June 30, 2009
Total deferred commission	$147,048
Long term portion of deferred commission in other assets	$36,762
Current portion of deferred commission in prepaid expenses	$36,762
Amount of commission expensed since inception of agreement	$73,524

Note 6    Debt Reduction Obligation
In October 2008, the Company signed an agreement with its patent counsel to issue 1,000,000 shares of the Company’s common stock issued on October 24, 2008 at the closing price of $0.14 per share for a total value of $140,000, to pay cash payments of $10,000 that extend over 48 months for a total of $480,000 and four additional debt reduction payments of $65,000 each contingent upon the Company achieving revenue targets of 2 million, 3 million and 4 million, respectively, for a total of $260,000. In the current year, the Company did not achieve the initial target and thus reduced the maximum payout to $815,000 in full settlement of the Company’s obligation of $1,578,769 resulting in a gain of $763,769 according to SFAS 5, Accounting for Contingencies, and SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

Note 7   Accounts Payable
Accounts payable represents balances due to trade creditors and fees for professional services incurred for legal, and audit services.  Of the approximate $1,582,000 reflected in the June 30, 2008 balance, $1,578,769, the legal fees incurred in the defense of a patent infringement suit, was settled in October 2008 for a combination of cash payments and the issuance of one million shares of the Company’s common stock.  The Company recorded the difference between the previously accrued obligation and the maximum settlement amount as non-operating income of $763,769 (See Note 6 above).

Note 8    Other Current Liabilities
Loan Payable
In June 2009, the loan payable of $100,000 and the accrued interest thereon of $18,667 to one of its customers that is affiliated with one of the Company’s shareholders was acquired by another related entity. The Company signed a new note, capitalized the previous accrued interest as principal, and bears interest at 7% maturing November 1, 2010.

Accrued Expenses

June 30,	2009	2008
401 (K) obligation	$24,813	$21,584
Accrued interest on convertible debentures and loan payable	59,843	55,719
Other	54,706	20,509
Totals	$139,362	$97,812

Under the terms of the 401(K) retirement plan, mandatory contributions are required by the Company for 3% of the employees’ pay during the plan year. The amounts in the plan are fully vested with the employees.  The Company’s expense under this plan was $24,813 and $21,584 for the years ended June 30, 2009 and 2008, respectively.

Note 9   Convertible Debentures
In October 2008, the Company issued $10,000 of the 9% debentures to one of its employees who is deemed to be an accredited investor. There was no discount or commission incurred on this sale of the debenture. The beneficial conversion feature was calculated as the difference between the market price of the Company’s common stock on the date of issuance of the convertible debenture less the effective conversion price of $0.12. The Company valued the beneficial conversion feature at its intrinsic value with a corresponding credit to additional paid-in capital in the amount of $2,500. The amortized amount of the beneficial conversion feature in the 9% convertible debentures in the years ended June 30, 2009 and 2008 was a non-cash charge to income of $2,500 and $52,010, respectively.

The Company accounted for the new debentures under Emerging Issues Task Force Consensus 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”.

In February 2009, the Board of Directors authorized the Company, with the mutual agreement of the debenture holders, to extend the maturity dates of their respective notes in consideration for the extension of the expiration dates of the warrants attached to the convertible debentures if the debenture holders elect to convert their notes into the Company’s common stock. The $0.14 warrants will expire on January 31, 2011 and the $0.18 warrants will expire on January 31, 2012.

As of June 30, 2009 and 2008, the Company has outstanding an aggregate of $733,635 and $723,625, respectively, of the 9% convertible debentures that mature between January 31 and June 30, 2010. Of that amount, $563,554 is held by stockholders who are also customers of the Company and employees of the Company. Accrued interest on the debentures was $59,843.  The Company has no assurance as to how much in additional subscriptions will be received in the private offering.

If all of the remaining debenture holders elected to convert their debentures and warrants into shares of the Company’s common stock, the Company would be required to issue an additional 9,170,438 shares.

Note 10   Deferred Credits
In January 2006, the Board of Directors and two of its customers, agreed in lieu of an issuance of the Company’s common stock, to receive $150,000 in billing credits applied against their monthly business intelligence software billings at a rate of 25% of the billings commencing January 1, 2006 andJuly 1, 2006, respectively.

The deferred credits at June 30, 2009 in the respective amounts of $89,962 and $86,364, net of amortization, are expected to be utilized over an 11 to 12 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

Note 11    Income Taxes
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

At June 30, 2009, the Company had net operating loss carry-forwards totaling approximately $15,227,000 that begin to expire in 2018 through 2029.  The carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382. The Company’s taxable losses, as determined by an independent tax advisor, have created a deferred tax benefit of approximately $1,278,000 that is fully reserved.

In 2009, the primary differences between financial statement reporting and taxable income (loss) was; (1) the gain on debt reduction of $769,763 was not includible in taxable income as the deduction was not taken in prior years; (2) revenues of $84,000 from professional fees under GAAP were included in fiscal years 2008 and 2007 taxable calculation and thus excludible in fiscal year 2009.  However, no tax benefit, either from the prior year's or current year's losses, has been reported in the June 30, 2009 and 2008 financial statements because utilization of the carry-forward is not more likely than not.

In 2008, the primary differences between financial statement reporting and taxable income (loss) was;  (1) revenues form professional fees of $132,000 reportable for tax purposes and deferred on the books in 2008; (2) expenses not deductible for tax purposes including the non-cash share based payments of $915,191 under SFAS 123R in 2008 and the embedded derivative interest charges of $52,010 and $574,366 from the beneficial conversion feature in the convertible debentures; (3) revenue of $40,000 recognizable in 2007 and excluded in 2008.

The deferred tax asset at June 30, 2009 and 2008 is as follows:

	2009	2008
Deferred tax asset primarily arising from Net Operating Loss Carry-forwards	$2,230,000	$1,950,000
Adjustment for Internal Revenue Code section 382 Net Operating Loss carry-forwards	(254,000)	-
Deferred tax asset arising from share based compensation	-	302,000
	1,976,000	2,252,000
Valuation allowance	(1,976,000)	(2,252,000)
Net deferred tax asset	$-	$-

Note 12    Stockholders' Equity

Capital Stock
The Company’s capital structure consists of two classes of stock, preferred and common.  The preferred shares, none of which have been issued, if issued may have a claim to assets superior to those of the common stockholders.

On October 24, 2009, the Company issued 1,000,000 shares of its common stock as a partial payment under the debt reduction agreement with one of its creditors for a total fair value of $140,000 based on the closing stock price on the date of the grant.

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

Note 13     Loss per Share
Basic loss per share is calculated based on the weighted-average number of outstanding common shares.  Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares.  For the years ended June 30, 2009 and 2008, the fully diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of options and warrants would be anti-dilutive.

Net loss per share has been computed using the following weighted average number of shares:
	June 30, 2009	June 30, 2008
Shares issued and outstanding	51,931,553	50,931,553
Shares potentially issuable (fully diluted)	72,679,631	71,353,669
Weighted average number of shares outstanding (basic)	51,616,485	50,730,591
Weighted average number of shares outstanding (fully diluted)	72,331,343	68,317,877

Note 14     Share-Based Compensation
The fair value at the date of grant using the Black-Scholes valuation model for options issued in fiscal 2008 was estimated using the following weighted average assumptions respectively: (a) no dividend yield on our common stock, (b) expected stock price volatility of 175.93%, (c) a risk free interest rate of 3.68% and (d) an expected option term of 3.5 years.  The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, the immediate vesting and expectations of future employee behavior. For fiscal 2008, expected stock price volatility is based on the historical volatility of our stock.  The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of the grant with an equivalent expected term of life.  The Company has not paid any dividends in the past and does not currently plan to any dividends in the future. The transactions were record under the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment (SFAS No, 123R)," and are reflected in the non-cash charges of $915,191 in fiscal 2008 in the respective operating expense categories.  The Company had no stock-based compensation expense in 2009.

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

	2009		2008
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	6,775,000	$0.16	25,000	$0.16
Granted	-	$0.16	6,775,000	$0.16
Exercised	-	$0.16	-	$0.16
Forfeited	-	$0.16	(25,000)	$0.26
Options outstanding, vested and exercisable at end of year	6,775,000	$0.16	6,775,000	$0.26

Note 16       Related Party Transactions
Seven of our customers who are also stockholders in the Company, generated revenues approximating $338,600 and $334,600 in the years ended June 30, 2009 and 2008.  A principal in one current customer serves as a member of the Board of Directors and the Audit Committee.

In October 2008, an employee of the Company purchased $10,000 of the 9% convertible debentures for cash.

In June 2009, the loan payable of $100,000 from one of the Company’s customers that is affiliated with one of the Company’s shareholders was purchased by a related party including the accrued interest.  The new note bears interest at 7% and matures November 1, 2010.

The Company paid rent in the respective amounts of $8,000 and $12,000 to a significant shareholder for its office space in Northbrook, Illinois, including administrative services, during fiscal years ended June 30, 2009 and 2008.  The month-to-month rental agreement was terminated February 28, 2009.

Note 17    Commitments and Contingencies

Leases
In June 2008, The Company entered into a 64 month “triple net” lease agreement.  Terms of the agreement provide for an average base rent of $4,329 over the term of the lease plus the Company’s pro rata share of real estate and common area costs.

The Company also has a one year lease for $650 per month at its Northbrook, Illinois office.  Total rent expense for the fiscal years ended June 30, 2009 and 2009 was $62,867 and $65,064, respectively. The Company accounts for these leases as operating leases in accordance with FAS 13, Accounting for Leases.

Contracts
In 2009, the Company extended the maturity dates of the convertible debentures, negotiated a new note with a related party, and negotiated the settlement of the legal fees under a debt reduction agreement.

In August 2007, the Company renegotiated a commission agreement with an outside consulting company. The terms of the new agreement provide for monthly payments of $3,000 for four years commencing July 1, 2007 and the issuance of 1 million shares of the Company’s common stock.

Scheduled principle payments on the above obligations are as follows:

Fiscal year	Convertible Debentures	Note Payable		Debt Reduction Agreement	Commissions	Rent	Total
2010	$733,635	$		$120,000	$36,000	$53,426	$943,061
2011			118,667	465,000	36,000	55,009	674,676
2012					-	56,592	56,592
2013					-	58,575	58,575
2014	-		-	-	-	14,643	14,643
Total payments	$733,635		$118,667	$585,000	$72,000	$238,245	$1,747,547

Licenses
In January 2007, the Company executed a Settlement Agreement and Release of Claims with a competitor providing for the full and final settlement of patent litigation.  Under the terms of the Settlement Agreement, the Company was granted a non-exclusive license to utilize the patent that formed the subject matter of the litigation. In consideration of that license, the Company agreed to pay a royalty fee ranging between 6.0% and 7.5% but only on revenues generated from the Company’s business intelligence software provided within the restaurant industry. The total expense under this agreement for the years ended June 30, 2009 and 2008 is $75,054 and $65,235, respectively.

Litigation
As of the date of this report, there are no pending legal proceedings in which we or any of our officers, directors or affiliates is a party, and we are not aware of any threatened legal proceedings.

In October 2008, the Company signed an agreement with its patent counsel.  See Note 6.

Contingencies
None

Note 18   Subsequent Events
In August 2009, the Board of Directors at it regularly scheduled meeting, authorized the granting of 250,000 options to Farsheed Ferdowsi, a Director of the Company. The fair value at the date of grant, $17,364, using the Black-Scholes valuation model of these options was estimated using the following weighted average assumptions respectively: (a) no dividend yield on our common stock, (b) expected stock price volatility of 187.91%, (c) a risk free interest rate of 1.76% and (d) an expected option term of 2.8 years.  The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, the immediate vesting and expectations of future employee behavior. For fiscal 2009, expected stock price volatility is based on the historical volatility of our stock.  The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of the grant with an equivalent expected term of life.

Note 19    Going Concern
As shown in the accompanying consolidated financial statements, the Company has incurred an operating deficit of $8,740,761 through the fiscal year ended June 30, 2009. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet.  The Company's ability to continue as a going concern is dependent on its ability to improve operating results and increase its financing cash flows, if any.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None, except as previously disclosed.

Item   9A   Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“the Exchange Act”).   Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our Principal Executive Officer and Principal Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are not effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of June 30, 2009, our internal control over financial reporting was effective based on those criteria.

Changes in Internal control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Part III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act.

Name	Age	Position	Term
Chris Ball	43	Chief Operating Officer, Chief Executive Officer, President and Director	COO from September 28, 2004 through April 25, 2006. CEO from April 25, 2006 through present day. Director from May 4, 2006 through present day.
C. Drew Seale	40	Chief Technical Officer and Director	From September 28, 2004 through present day. Director from May 10, 2006 through present day.
Jack Rabin	69	Chief Financial Officer, Director and member of the Compensation Committee	Director from March 2004 through present day. CFO from September 28, 2004 through present day.
Michael Shahsavari	60	Chairman of the Board and Chairman of the Audit Committee	From October 7, 2004 through present day.
Kenneth Johnson	56	Director	From December 12, 2007 through present day.
Farsheed Ferdowsi	54	Director	From March 19, 2008 through present day.
Paul Dwyer	49	Director and member of the Audit Committee	From October 7, 2004 through present day.

Our directors are each elected and serve until their qualified successor has been elected. Each is elected at each annual meeting of our stockholders.  None of the independent directors received any compensation other than reimbursement of any expenses for attending the respective board meetings.

Listed below is biographical information for each of the directors, executive officers and persons of control including their principal occupation and other business affiliations.

Chris Ball, 43, has served as XFormity's Chief Executive Officer since April 25, 2006.  From June 2002 through April 25, 2006, he served as XFM's Chief Operating Officer.  From April 2000 through May 2002, he worked as Vice President, Operations for VertaPort, Inc.  From May 1998 through March 2000, he worked as a project management consultant for a division of US Freightways.  As a consultant for the US Freightways' division, he was responsible for the development of their business-to-business auction solution.  Mr. Ball earned a Bachelor of Science Degree in Aerospace Engineering from California Polytechnic University and a Masters in Business Administration from Texas Christian University.

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

Jack Rabin, 69, has been our Chief Financial Officer since July 2004 and a director since March 2004. He was also Chief Financial Officer of Paradigm Group II, LLC since its inception in 2000 until June 30, 2004.  Previously he served as Chief Financial Officer of a major national underwriting firm from 1998 to 2000 and Corporate Controller of the Illinois Superconductor Corp. from 1993 to 1998.  He received a BS degree in business administration from Roosevelt University in 1961 and has a CPA certificate from the University of Illinois.

Michael Shahsavari, 60, has worked in the restaurant industry for the past 25 years as an owner and Chief Financial Officer of franchisees for major brands such as Taco Bell and Pizza Hut.  In total, the companies with which Mr. Shahsavari is affiliated employ over 1800 people.  Mr. Shahsavari received a Bachelor of Arts in accounting from the London School of Accountancy and is a Fellow member of the Institute of Chartered Accountants in England & Wales and is the Chairman of the Board and Chairman of the Audit Committee.

Ken Johnson, 56, for the past 15 years, Mr. Johnson has served as President of NA Sales, Inc. a consulting firm specializing in sales, marketing and business development. Mr. Johnson has been paid as an outside consultant to the Company since December 2006. Current clients, besides XFormity, Inc include RSM McGladrey Financial Process Outsourcing.  Other past clients include Pillsbury/Green Giant Fresh where he played a major role in the development of new products and markets for that produce brand; Golden State Foods Corporation where he worked to develop and implement a sales and marketing plan to pursue chain account manufacturing business; John I. Haas, a worldwide leader in the growing and marketing of Hops where he worked on the integration of a diverse line of manufacturing businesses that they acquired.

Farsheed Ferdowsi, 54, was the Founder, President and CEO of PayMaxx, Inc. prior to its sale to CompuPay, Inc. in July 2005.  Founded in 1991, PayMaxx was a technology-centric, customer-focused payroll outsourcing service provider.  At the time of its sale, it ranked among the top-10 in its industry and served clients in all 50 states.  After the business combination with CompuPay, Mr. Ferdowsi served the combined entity as a member of the Executive Team as Chief Development Officer until August 2007.  Subsequently, he launched Victor Hope Capital, LLC to seek opportunities in private equity investments and real estate development projects.  The Nashville Business Journal named Mr. Ferdowsi the 2002 Entrepreneur of the Year.  Mr. Ferdowsi holds a Master’s degree in structural engineering from the University of California in Berkeley and a Bachelor’s degree in civil engineering from Vanderbilt University.

Mr. Ferdowsi’s brother, Farzin, is the owner of 5.47 % of the Company’s common stock

Paul Dwyer, 47, is the former President of Commercial Operations for SEI Information Technology, where he had overseen marketing, business development, account management and strategic product planning activities from January 2003 until September 2006.  He is currently an independent consultant. Mr. Dwyer holds a Bachelor of Arts Degree in English Literature from Marquette University and previously served on the Audit Committee.

During the last five (5) years no director or officer of the Company, other than Mr. Shahsavari, has:

a.
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; Mr. Shahsavari was an executive officer in a privately owned Company that filed for bankruptcy during the current year.

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

Nomination Process
The Board of Directors has not appointed a standing nomination committee and does not intend to do so during the current year. The process of determining director nominees has been addressed by the board as a whole, which consists of currently seven members. The board has not adopted a charter to govern the director nomination process.

Of the currently serving seven directors, four would not be deemed to be independent within the meaning of the National Association of Securities Dealers, Inc.'s listing standards.  For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

The Board of Directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Christopher Ball, Chief Executive Officer and President, at the Company's principal executive offices located in Dallas, Texas and provide to Mr. Ball, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SK, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before June 30, 2010.

The Board of Directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

Meetings and Committees of the Board of Directors
The Board meets as often as necessary to perform its duties and responsibilities.

 a.       Meetings of the Board of Directors
During the fiscal year ended June 30, 2009, five meetings of the Board of Directors were held, including scheduled and special meetings, each of which were attended by a minimum of five, if not all of the seven Directors. Meetings are conducted either in person or by telephone conference.

Mr Dwyer did not attend the last 4 meetings due to business conflicts.

Outside Directors receive no compensation for their attendance at meetings, although they are reimbursed their expenses associated with such attendance.  Messrs. Shahsavari, Dwyer and Johnson each received stock option grants for $250,000 shares at an exercise price of $0.16 expiring in seven years in fiscal year ended June 30, 2008.

b.       Committees
The Board appoints committees to help carry out its duties. In particular, board committees work on key issues in greater detail than would be possible at full board meetings.  Each committee reviews the result of its meetings with the full board.

During the year ended June 30, 2009, the board had standing audit and compensation committees.

Audit Committee and Audit Committee Financial Expert

In 2008, the audit committee was initially composed of Mr. Shahsavari and Mr. Dwyer.  During the year, the Board elected Mr. Rabin and Mr. Seale as audit committee members to replace Mr. Dwyer as his business commitments prevented him from attendance.

The Board of Directors has determined that Messrs. Shahsavari is independent and qualified as an Audit Committee financial expert within the meanings of Regulation S-K, Section 407(d) (5) (i) and (ii).  For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

During the fiscal year ended June 30, 2009 the audit committee had four meetings. The committee is responsible for accounting and internal control matters.  The audit committee:

-	reviews with management, the independent auditors policies and procedures with respect to internal controls;

-	reviews significant accounting matters;

-	approves any significant changes in accounting principles of financial reporting practices;

-	reviews independent auditor services; and

-	Recommends to the Board of Directors the firm of independent auditors to audit our consolidated financial statements.

In addition to its regular activities, the committee is available to meet with the independent accountants or Chief Financial Officer whenever a special situation arises.

The Audit Committee of the Board of Directors has adopted a written charter, which has been previously filed with the Commission.

Audit Committee Report
The Audit Committee, consisting of Mr. Michael Shahsavari, Chairman of the Board, Mr. Drew Seale and Mr. Jack Rabin, have reviewed and discussed the audited financial statements with management and with M&K CPAS, PLLC and the matters required to be discussed by Statement of Auditing Standards No. 114.

1.	The Audit Committee has received the written disclosures and the letter from M&K CPAS, PLLC required by Independence Standards Board Standard No. 1 and has discussed with them their independence.

2.
Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the years ended June 30, 2009 and 2008 be included in the Company's Annual Report of Form 10-K for the fiscal year ended June 30, 2009 for filing with the Commission.

By the Audit Committee: Mr. Shahsavari, Mr. Seale and Mr. Rabin.

Compensation Committee
During the fiscal year ended June 30, 2009, the Compensation Committee was comprised of Messrs. Ferdowsi, Johnson and Ball who determined and approved appropriate executive compensation and under the bonus arrangement.  The Committee will continue to evaluate and determine executive compensation for the fiscal year ended June 30, 2010 based on the Company’s performance.

During the fiscal year ended June 30, 2008, the compensation Committee was comprised of two directors:  Messrs. Shahsavari and Rabin that met only once during the current year.  The Compensation Committee approved 4% raises for each of the 3 executives and has implemented a bonus arrangement for those executives based on the company’s performance for the fiscal year ended June 30, 2009.

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

Based solely upon public reports of ownership filed by such persons and the written representations received by the Company from those persons, all of our officers, directors and 10% owners have satisfied these requirements during the most recent fiscal year, except that Paradigm Group II, LLC, (“PGII”), Managing Partner of Paradigm Millennium Fund, LP, and Paradigm Millennium Fund, LP each failed to file one report covering one transaction in a timely fashion.

Code of Ethics
The Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees subsequent to fiscal year ended June 30, 2004. This was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.  It will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics.  Such request should be made in writing and addressed to Investor Relations, XFormity Technologies, Inc., 4100 Spring Valley Road, Suite 800, Dallas, Texas 75244.  Further, our Code of Business Conduct and Ethics may be viewed on our internet website at www.xformity.com or on the website of the SEC at www.SEC.gov.

Item 11   Executive Compensation.
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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Option Award ($)	All Other Compensation ($)	Total ($)

Chris Ball, Chief Executive Officer	2009 2008 2007	138,408 122,400 120,000	-0- 271,168(1) 0-	250(2) 2502) 250(2)	138,658 393,818 120,250

C. Drew Seale, Chief Technical Officer	2009 2008 2007	138,408 122,400 120,000	-0- 271,168(1) 0-	250(2) 250(2) 250(2)	138,658 393,818 120,250

Jack Rabin, Chief Financial Officer	2009 2008 2007	72,264 61,200 60,000	-0- 135,584(1) -0-	250(2) 250(2) 250(2)	72,514 197,034 60,250
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

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

All of the unexercised options are fully vested and there are no outstanding equity incentive plan awards currently granted.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

Name (a)	Grant Date (b)	All Other Option Awards: Number of Securities Underlying Options # (j)	Exercise or Base Price of Option Awards $ (k)	Grant Date Fair Value of Stock and Option Awards (l)	Number of securities underlying unexercised options(#) exercisable
Chris Ball, Chief Executive Officer	12/12/2007	2,000,000	$0.16	$271,168	2,000,000
Drew Seale, Chief Technical Officer	12/12/2007	2,000,000	$0.16	$271,168	2,000,000
Jack Rabin, Chief Financial Officer	12/12/2007	1,000,000	$0.16	$271,168	1,000,000

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

(d) This amount represents the dollar amount recognized for financial reporting purposes with respect to fiscal 2008 for the fair value of stock options granted to the above executives in 2008 in accordance with SFAS 123R.  Assumptions used in the calculation of this amount are included in Note 13 to the Company’s audited financial statements for the year ended June 30, 2009.

Compensation Discussion and Analysis
Over the past three years, the executive compensation was determined by the compensation committee consisting of the Chairman of the Board and one other director. During this tenure, management has not received any equity awards or other forms of compensation other than as reflected in the table above. The compensation committee’s philosophy is that executive compensation should enable the Company to attract, retain and motivate a team of highly qualified executives who will create long-term value for the shareholders. To that end, the committee believes that an executive compensation program should include cash, bonuses and equity-based compensation that reward specific performance. The compensation committee has structured a bonus program for its executives approximating a reasonable percentage of their existing salaries to be paid only upon achievement of specific performance results.  The committee continues to monitor the effectiveness of this program to ensure that the compensation provided to Company executives remains competitive relative to the compensation paid to executives in the Company’s industry.

No executive officer, director or control person received compensation, perquisites and other personal benefits during the fiscal years ended June 30, 2009, 2008 and 2007 other than as reflected in the above table.

The compensation committee of the Board of Directors has recommended that this Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009.

Equity Incentive Plan
The Company has an Equity Incentive Plan which allowed the granting of stock options to employees of the Company and its subsidiaries and service providers up to an aggregate of 1,500,000 common shares. The stockholders of the Company subsequently granted the Board of Directors authority to increase the total authorization under the Company’s plan to 20% of the number of outstanding shares of common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information with respect to beneficial ownership of our common stock at August 14, 2009  by each person who beneficially owns more than 5% of the common stock; by each of our executive officers named in the Management section; by each of our Directors; and by all executive officers and Directors as a group. Unless otherwise indicated, we believe all persons in the table have sole voting and investment power for all shares beneficially owned by them. (1)

Name and Address of Beneficial Owner (2) (3)
Chris Ball (4)	3,182,798	4.55%
Drew Seale (5)	3,065,798	4.38%
Michael Shahsavari (6)	688,667	1.31%
Farzin Ferdowsi (7)	3,813,114	6.84%
Homayoun Aminmadani (8)	3,807,880	6.83%
Donald Ghareeb (9)	9,060,901	14.86%
Jack Rabin (10)	1,436,453	2.69%
Ken Johnson (11)	519,925	.99%
Paul Dwyer (12)	250,000	.48%
Farsheed Ferdowsi	641,233	1.22%
Cook County Pension and Benefit Fund	4,037,724	7.21%
Paradigm Group II, LLC (13)	-	-

All officers and directors as a group-seven persons	9,784,874	18.04%

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

(2)
The percentages shown are calculated based upon 51,931,553 shares of common stock outstanding on August 14, 2009. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of August 14, 2009 upon the exercise of options, warrants and conversion feature under the convertible debenture are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)
Unless otherwise stated, the beneficial owner's address is c/o 4100 Spring Valley Road, Suite 800, Dallas, Texas 75244.  Jack Rabin’s address is 707 Skokie Blvd. Suite 555, Northbrook, IL 60062. Messrs. Shahsavari, Ferdowsi and Aminmadani address is 1728 General George Patton Drive, Suite 200, Brentwood, TN 37027. Donald Ghareeb’s address is 4268 Cahaba Heights Court, Birmingham, AL 35243.

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
(13)
Paradigm Group II, LLC was the sole General Partner of Paradigm Millennium Fund, LP and, as such, was considered to be the controlling person of Paradigm Millennium Fund, LP. All of the shares controlled by Paradigm Group II, LLC, including those of the Millennium Fund, LP, were distributed on July 24, 2009 to the limited partners of the fund and to the respective members of Paradigm Group II, LLC.

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

In the fiscal years ended June 30, 2009 and 2008, the Company paid Paradigm Group II, LLC rent of $8,000 and $12,000, respectively.  The rent included administrative services provided to the Company. The Company terminated this agreement as of March 1, 2009.

Customers, who are also stockholders in the Company, generated revenues approximating $338,000 and $335,000 in fiscal years 2009 and 2008, respectively.  Michael. Shahsavari, a principal in one of those customers, has served as Chairman of the Board of Directors and a member of the Audit Committee.  In fiscal 2007, Chris Ball, Chief Executive Officer and Jack Rabin, Chief Financial Officer each purchased $10,000 of the Company’s Convertible Debentures for cash.

Item 14.  Principal Accountant Fees and Services.
In 2008, the Company retained M&K CPAS, PLLC as our principal accountants to audit the financial statements for fiscal years ended June 30, 2009 and 2008. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our Audit Committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices previously adopted by the Audit Committee effective June 2005. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.	2009	2008
Audit fees - audit of annual financial statements and review of financial statements included in our 10-Q, services normally provided by the accountant in connection with statutory and regulatory filings.	$39,275	$52,000

Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	1,500	4,350

Tax fees - tax compliance, tax advice and tax planning	225	-0-

All other fees - services provided by our principal accountants other than those identified above	-0-	-0-

Total fees paid or accrued to our principal accountants	$41,000	$56,350

Item 15.  Exhibits and Reports on Form 8-K.

Exhibit No.		Title
*	3.1	Articles of Incorporation dated June 11, 1991
***	3.2	Articles of Amendment to Articles of Incorporation dated October 19, 1999
*	3.3	Bylaws
***	4.1	Specimen Common Stock Certificate
***	4.2	Specimen Warrant Certificate
	4.3	1999 Equity Incentive Plan
***	5.0	Opinion of Neuman & Drennen, LLC
**	10.1	Agreement and Plan of Reorganization dated as of August 27, 1999
***	10.2	Purchase Agreement between International Capital Funding, Inc. and Jonathan Cohen dated September 1, 1999
***	10.3	Registration Rights Agreement between International Capital Funding, Inc. and Jonathan Cohen dated September 1, 1999
***	10.4	Joint Venture Technology Agreement between XML - Global Technologies, Inc., Gnosis, Inc. and David R. R. Webber dated as of November 18, 1999
***	10.5	Consulting Agreement between Data Xchg, Inc. and David Webber
***	10.6	License Agreement between Data Xchg, Inc. and XML - Global Technologies, Inc.
***	10.7	Pre-Incorporation Agreement between XML - Global Technologies, Inc. and David Webber
***	10.8	Form of Lock-up and Vesting Agreement
***	10.9	Securities Purchase Agreement between XML - Global Technologies, Inc. and XML Fund, LLC dated January 13, 2000
***	10.10	Securities Purchase Agreement between XML - Global Technologies, Inc. and XML Fund, LLC dated April 5, 2000
***	10.11	Securities Purchase Agreement between XML - Global Technologies, Inc. and the Tomasovich Family Trust
***	10.12	Securities Purchase Agreement between XML - Global Technologies, Inc. and Tomasovich Family Trust
***	10.13	Unit Purchase Option Agreement between XML - Global Technologies, Inc. and Westminster Securities Corp.
***	10.14	Commercial Lease with Radical Entertainment Ltd. dated May 5, 1999
***	10.15	Software Development and License Agreement between B2Binternet, Inc. and XML - Global Technologies, Inc. dated June 12, 2000
***	10.16	Letter Agreement between PenOp, Limited and XML - Global Technologies, Inc. dated June 1, 2000
****	10.17	Agreement to Exchange Stock dated June 28, 2000 with David Webber
*****	10.18	Employment Agreement dated as October 16, 2000 between XML - Global Technologies, Inc. and Gordon Ebanks
*****	10.19	Employment Agreement dated as July 26, 2001 between XML-Global Technologies, Inc., XML-Global Research, Inc. and Peter Shandro
*****	10.20	Addendum dated May 17, 2002 to the Employment Agreement dated as October 16, 2002 between XML-Global Technologies, Inc. and Gordon Ebanks
*****	10.21	Employment Agreement dated as June 10, 2002 between XML-Global Technologies, Inc., XML-Global Research, Inc. and John McAughtry
	10.22	Software licensing and support agreement dated as June 14, 2002 between XML Technologies, Inc. and Iway Software Company, an Information Builders Company

******	10.23	Agreement dated January 29, 2003 between XML - Global Technologies, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, LP governing the payment of the remaining $615,000
******	10.24	Agreement dated January 29, 2003 between XML - Global Technologies, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, LP governing a license to The Qube software
******	10.25	Promissory Note dated January 29, 2003 in the amount of $200,000 in favour of XML - Global Technologies, Inc.
******	10.26	Promissory note guaranty in favour of XML - Global Technologies, Inc.
******	10.27	Voting Agreement between XML - Global Technologies, Inc. and Paradigm Group II, LLC
******	10.28	General proxy of Paradigm Group II, LLC
******	10.29	OEM agreement dated January 29, 2003 between XML - Global Technologies, Inc., XFormity, Inc. and Paradigm Group II, LLC
*******	10.30	Mutual Specific Release dated April 21, 2003 between XML _ Global Technologies, Inc, Paradigm Group II, LLC and Paradigm Millennium Fund, LP releasing the parties from various obligations
*******	10.31	Supplemental Term Sheet dated April 9, 2003 from Paradigm Group II, LLC, offering to purchase stock from XML - Global Technologies, Inc.
*******	10.32	Notice of Termination by Information Builders, Inc. and iWay Software Company to XML - Global Technologies, Inc. in respect of a Software Licensing and Support Agreement dated June 14, 2002
*******	10.33
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

********	10.35	Employment agreement dated May 29, 2003 between Xtract Informatics Inc. and Garry Kupecz.
********	10.36	Agreement dated July 29, 2003 between Liang Wang, Kai Xu, Hai Bo Fan, Jianwen Zhang and XML Global Technologies, Inc. a Colorado company and it’s wholly owned subsidiaries.
********	10.37	Letter of intent dated June 30, 2003 between XML-Global Technologies, Inc. and Xenos Group Inc.
********	10.38	Definitive purchase and sale agreement dated August 21, 2003 between XML-Global Technologies, Inc. and Xenos Group Inc.
********	10.39	iWay Software, Inc. Termination Agreement and Mutual General Release.
********	10.40	Xtract Sale Agreement
********	10.41	Transfer Agreement dated April 14, 2003 with Developers
	10.42	Grant of Right of First Option dated April 14, 2003 with Developers
********	10.43	Agreement dated July 4, 2003 with Developers
*********	10.44	Agreement and Plan of Merger dated as of August 13, 2004.
*********	10.45	Articles of Amendment to Articles of Incorporation
*********	10.46	Statement of Merger
*********	10.47	Closing Escrow Agreement dated as of September 27, 2004.
*********	10.48	B-50 Indemnity Agreement dated as of September 27, 2004
*********	10.49	Holdback Escrow Agreement dated as of September 27, 2004
*********	10.50	Indemnity Agreement by and among XFormity, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, L.P. dated as of September 27, 2004.

*********	10.51	Escrow Agreement by and among XFormity, Inc., Paradigm Group II, LLC Paradigm Millennium Fund, L.P. and Clifford L. Neuman, P.C. dated as of September 27, 2004.
*********	10.52	Employment Agreement by and among XFormity, Inc. and Jack Rabin effective as of September 27, 2004.
*********	10.53	Employment Agreement by and among XFormity, Inc. and Drew Seale effective as of September 27, 2004.
*********	10.54	Employment Agreement by and among XFormity, Inc. and Mark Haugejorde effective as of September 27, 2004.
*********	10.55	Employment Agreement by and among XFormity, Inc. and Chris Ball effective as of September 27, 2004.
	10.56	General Security Agreement dated January 27, 2006 (filed herewith)
	10.57	Trust Indenture dated January 27, 2006 (filed herewith)
	10.58	Subordination Agreement dated January 27, 2006 (filed herewith)
XX	10.59	Settlement Agreement and Release between Xformity Technologies, Inc. and Mark Haugejorde dated April 26, 2006
**********	10.60	Non-exclusive license agreement with b-50.com, LLC dated January 2, 2007
#	10.61	Settlement Agreement Release between XFormity, Inc., XFormity Technologies, Inc. and Andrews Kurth, LLP dated October 10, 2008.
X	14.1	Code of Ethics
***	22.0	List of Subsidiaries
##	31.0	Certifications
##	32.0	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Registration Statement on Form 10-SB filed with the Commission on November 18, 1997
**	Incorporated by referenced from the Current Report on Form 8-K which was filed with the Commission on September 8, 1999
***	Incorporated by reference from the Registration Statement on Form SB-2 which was filed with the Commission on October 3, 2000
****	Incorporated by reference from the Current Report on Form 8-K that was filed with the Commission on June 30, 2000.
*****	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended June 30, 2002, which was filed with the Commission on September 30, 2002
******	Incorporated by reference from the Quarterly Report on Form 10-QSB for the period ended December 31, 2002, which was filed with the Commission on February 14, 2003
*******	Incorporated by reference from the Quarterly Report on Form 10-QSB for the period ended March 31, 2003, which was filed with the Commission on May 15, 2003
********	Incorporated by reference from the Annual Report on Form 10-KSB for the period ended June 30, 2003, which was filed with the Commission on October 10, 2003
*********	Incorporated by reference from the Current Report on Form 8-K, which was filed with the Commission on October 1, 2004
**********	Incorporated by reference from the Current Report on Form 8-K, which was filed with the Commission on January 4, 2007
X	Incorporated by reference from the Annual Report on Form 10-KSB for the period ended June 30, 2004, which was filed with the Commission on October 14, 2004
XX	Incorporated by reference from the Annual Report on Form 10-KSB/A for the period ended June 30, 2006, which was filed with the Commission on October 17, 2006
#	Incorporated by reference from the Current Report on Form 8-K dated October 28, 2008 as filed with the Commission on October 28, 2008.
##	Filed herewith.

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

XFormity Technologies, Inc.

Date: September 25, 2009	/s/ Christopher Ball Christopher Ball Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christopher Ball Christopher Ball	Chief Executive Officer and Director	September 25, 2009
/s/ C. Drew Seale	Chief Technical Officer and Director	September 25, 2009
C. Drew Seale

/s/ Jack Rabin	Chief Financial Officer and Director	September 25, 2009
Jack Rabin

/s/ Michael Shahsavari	Director	September 25, 2009
Michael Shahsavari

/s/ Paul Dwyer	Director	September 25, 2009
Paul Dwyer

/s/ Kenneth Johnson	Director	September 25, 2009
Kenneth Johnson

/s/ Farsheed Ferdowsi	Director	September 25, 2009
Farsheed Ferdowsi