Form 10-Q
period 2009-09-30
XFormity Technologies, Inc.
filed 2009-11-16
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the Issuer’s Common stock, $0.0001 par value, at November 10, 2009 is 51,931,553.

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,251	$14,262
Accounts receivable	69,500	35,161
Deferred commission expense	36,762	36,762
Refundable security deposit	17,413	17,413
Prepaid expenses	28,000	11,422
Total current assets	164,926	115,020
Property and equipment, net of accumulated depreciation	39,139	41,425
Other assets
Security deposit – long term	8,707	8,707
Deferred commission - long term	27,572	36,762
Total Assets	$240,344	$201,914

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Obligation from debt reduction agreement – current portion	$120,000	$120,000
Accounts payable	138,296	85,749
Accrued expenses	155,088	139,362
Current portion - deferred revenue	111,017	119,671
Current portion – deferred credits	14,644	14,462
Convertible debentures	733,635	733,635
Total Current Liabilities	1,272,680	1,212,879
Obligation from debt reduction agreement – long-term portion	435,000	465,000
Note payable	118,667	118,667
Deferred revenues – net of current portion	48,277	63,445
Deferred credits – net of current portion	158,134	161,864
Total liabilities	2,032,758	2,021,855

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at September 30, 2009 and June 30, 2009 2008	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 51,931,553 shares issued and outstanding at September 30 2009 and June 30, 2009	5,193	5,193
Additional paid-in capital	6,933,300	6,915,627
Accumulated deficit	(8,730,907)	(8,740,761)
Total Stockholders' Deficit	(1,792,414)	(1,819,941)
Total Liabilities and Stockholders' Deficit	$240,344	$201,914

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
 Consolidated Statements of Operations

	(Unaudited)
	Three Months Ended September 30,
	2009	2008

Revenue	$501,088	$567,521
Cost of revenue	145,935	140,619
Research and development	129,627	137,893
Marketing and selling	58,565	71,662
General and administrative	129,377	131,815
Total operating expenses	463,504	481,989
Income from operations	37,584	85,532
Interest expense, net	(20,813)	(19,859)
Income (loss) before provision for income taxes	16,771	65,673
Provision for income taxes	6,917	-
Net Income (loss)	$9,854	$65,673

Net Income (loss) per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares – basic and diluted	51,931,553	50,931,553

The accompanying notes are an integral part of these consolidated financial statements.

.

XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended September 30,
	2009	2008
Operating activities:
Net income	$9,854	$65,673
Depreciation	4,890	5,538
Amortization of deferred commission	9,191	9,191
Non-cash transactions for:
Compensation from share-based payment arrangements	17,673	-
Changes in:
Accounts receivable	(34,340)	(159,014)
Prepaid expenses	(16,578)	7,816
Accounts payable	52,548	30,891
Accrued expenses	15,726	43,423
Deferred revenue	(23,822)	(31,829)
Deferred credits	(3,548)	(3,377)

Net cash provided (used) in operating activities	31,594	(31,688)

Investing activities:
Purchases of property and equipment	(2,605)	(5,674)
Net cash used in investing activities	(2,605)	(5,674)

Financing activities:
Payments under debt obligation	(30,000)	-
Net cash used in financing activities	(30,000)	-

(Decrease) in cash and cash equivalents	(1,011)	(37,362)
Cash and cash equivalents, beginning of period	14,262	87,117
Cash and cash equivalents, end of period	$13,251	$49,755

Supplemental disclosure of non-cash financing and investing activities
Interest paid	$16,254	$-

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Note 1   Organization and Nature of Business.

The reporting entity in this form 10-Q is XFormity Technologies, Inc. (a Colorado Corporation) ("XFormity" or the "Company") and includes the operations of XFormity, Inc. (a Texas Corporation) (“XFM”), the wholly owned subsidiary of the Company.  XFormity provides technology and services to multi-unit business operators.  The Company’s core products are hosted Business Intelligence (BI), Balanced Scorecard and Benchmarking solutions.  These solutions help customers with operational data analysis, trend reporting, issue identification and tracking.  The Company provides data integration and management services which feed the BI and Scorecard solution with data from many key data sources.  The Company’s solutions are provided to customers as a hosted (software-as-a-service) model, which allows the Company to rapidly configure and implement solutions for new customers in an affordable, cost-effective manner.

The Company provides services for franchisors and franchisees in a growing list of customers across the United States and Canada.  XFormity is the provider of Burger King Corporation's (BKC) operational reporting for all company owned and operated restaurants in the US and Canada. In addition to this deployment, the Company's success in delivering solutions on a big scale is demonstrated by the use of its balanced scorecard and financial benchmarking tools for all Burger King Corporate restaurants in the United States and Canada, totalling nearly 6,500 restaurants.

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

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operation, financial position or cash flow.

Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2009 Annual Report on Form 10-K. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

Note 3   Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an operating deficit of $8,730,907 through the fiscal quarter ended September 30, 2009. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4    Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over a five year estimated useful life of the assets. Accumulated depreciation at September 30, 2009 was $153,200 and $148,310 at June 30, 2009.  Management has evaluated the difference between the straight line and accelerated method used and has deemed the difference immaterial.

Note 5   Deferred Commission

In August 2007, the Company renegotiated a previous commission agreement that now provides for monthly payments of $3,000 for four years commencing July 1, 2007 and the issuance of 1 million shares of the Company’s common stock.  The determination of the amount was based on the fair value of the issued common stock at the commitment date and is amortized over the life of the contract.  The two parties to the agreement have agreed to a deferral of the monthly payments until April 2010 effective October 10, 2009
Three Months Ended September 30, 2009
Long term portion of deferred commission in other assets	$27,572
Current portion of deferred commission in prepaid expenses	$36,762
Amount of commission expensed in this period	$9,191

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

Two consortium members elected option (1), one commencing January 1, 2006, and the other commencing July 1, 2006.  The five remaining consortium members elected option (2) and in May 2006, the Company issued 4,166,665 shares under this agreement. The deferred credits at September 30, 2009 in the respective amounts of $88,417 and $84,360, net of amortization, are expected to be utilized over a 12 to 13 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

 Note 7    Debt Reduction Obligation

In October 2008, the Company signed an agreement with its patent counsel to issue 1,000,000 shares of XFMY’s common stock issued on October 24, 2008 at the closing price of $0.14 per share for a total value of $140,000, to pay cash payments of $10,000 that extend over 48 months for a total of $480,000 and three additional debt reduction payments of $65,000 each contingent upon the Company achieving certain revenue targets for a total of $195,000. This represents a maximum payout value of $815,000 in full settlement of the Company’s obligation of $1,578,769 that resulted in a gain of $763,769 in fiscal year ending June 30, 2009.  As of September 30, 2009, the Company has paid $120,000, reflected the remaining $555,000 on its balance sheet and with the concurrence of its patent counsel have agreed to defer further payments until 2010.

Note 8   Accounts Payable

Accounts payable represents balances due to trade creditors and fees for professional services incurred for legal, and audit services.

Note 9   Accrued Expenses

	September 30,	June 30,
	2009	2009
401 (K) obligation	$31,180	$24,813
Accrued interest on convertible debentures and note payable	62,308	59,843
Other	61,600	54,706
Totals	$155,088	$139,362

Note 10   Convertible Debentures

As of September 30, 2009 and June 30, 2009, the Company has outstanding an aggregate of $733,635 of the 9% convertible debentures that mature between January 31 and October 31, 2010. Of that amount, $573,544 is held by stockholders who are also customers of the Company and employees of the Company. Accrued interest on the debentures was $60,231.  The Company has no assurance as to how much in additional subscriptions will be received in the private offering.

Note 11   Stock Option Grant

On August 12, 2009, the Company approved the grant and issuance of options exercisable to purchase an aggregate of 250,000 shares of common stock and recorded a charge of. $17,673 calculated using the Black-Sholes formula. The options are exercisable until August 12, 2016 (the “Expiration Date”) at an exercise price equal to $0.08 per share (the “Exercise Price”), which was equal to 100% of the closing market price of the Company’s common stock on the grant date.  All of the options vest immediately as of the date of the grant.  The options were granted and issued under the Company’s 1999 Equity Incentive Plan and are subject to the terms and conditions of the plan.

Note 12    Earnings per Share

Basic earnings per share are calculated based on the weighted-average number of outstanding common shares.  As of September 30, 2009, the Company had 51,931,553 shares outstanding, with no shares payable outstanding.  The Company uses the treasury stock method to determine whether any convertible debentures, outstanding options or warrants are to be included in the diluted earnings per share calculation.  As of September 30, 2009, the Company had convertible debentures of 733,635 convertible at a conversion price of the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12, warrants outstanding of 4,802,642 consisting of 2,401,321 with an exercise price of $0.14 and 2,401,321 with an exercise price of $0.18, and options outstanding of 7,025,000.

For the three months ended September 30, 2009, the conversion of all of the above would result in a possible dilution of 17,582,934 shares.  However, as the convertible debentures, options, and warrants have a strike price in excess of the market price, $0.10 at September 30, 2009, and are considered not “in the money”, with the exception of the 250,000 options granted on August 12, 2009 at an exercise price of $0.08, they are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. If the $0.08 were included in the basic calculation, there would be no effect on the earnings per share.

Note 13    Related Party Transactions

Seven of our customers who are also stockholders in the Company, generated revenues approximating $92,900in the three months ended September, 2009.  In the same periods in the prior year, revenues approximated $84,500. A principal in one current customer serves as a member of the Board of Directors and the Audit Committee.

Of the total 9% convertible debentures issued through September 30, 2009, $478,554 is held by stockholders who are also customers of the Company and $20,000 is held by senior management of the Company.  Interest expense accrued to related parties was $10,919 for the three months ended September 30, 2009.

In March 2009, the Company terminated its arrangement for office space with a company controlled by a major stockholder of the Company and moved to a new location.  In the three months ended September 30, 2008, the Company paid rent of $3,000 to that stockholder.

Note 14    Commitments and Contingencies

The Company entered into a 65 month net lease at its Dallas, Texas office, commencing June 1, 2008, approximating $4,300 per month and a one year lease, commencing March 1, 2009, for $650 per month at its Northbrook, Illinois office. Total rent expense for the three months ended September 30, 2009 and 2008 was $14,936 and $15,986 respectively.  The Company accounts for these leases as operating leases.

Note 15   Subsequent Events

In October, 2009, the Company agreed with two of its creditors to defer payments against their obligation for a period of 3 to 6 months totaling $13,000.  The Company has evaluated all subsequent events through the filing date of this report.

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

RESULTS OF OPERATIONS

REVENUE   The Company’s primary revenue is derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced.  For the three months ended September 30, 2009, the Company generated $501,088 in revenues compared to $567,521 in the comparable prior year’s period.  This decrease in revenues was attributable to a decrease in professional service contracts for special projects but was offset by an increase primarily attributable to the licensing of the Company’s solutions by additional customers.  In 2008 and 2007, the Company received payments under contracts for the development of various solutions, subject to multi-year licensing agreements. The revenue under these contracts is recognized over a 3 year period to coincide with the terms of the related licensing fees. The Company recognized $21,000 in the three months ended September 30, 2009 and 2008 for the development work and $75,000 under the license agreements.  As of September 30, 2009, the Company included $107,000 from the development fees in deferred revenues on its balance sheet.

COST OF REVENUE   The cost of revenue for the three months ended September 30, 2009, consist primarily of personnel, related payroll costs and support service costs in the amount of $145,935. Other costs include travel, data hosting services, telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data.  The three months ended September 30, 2009 included higher costs for new personnel and increased time allocated to operations of $26,743, increased license fees due to increased revenues of $2,148, offset by a decrease in data hosting and telecommunications services of $16,611 and a decrease in other operating costs of $7,283.  The costs for the three month period in the comparable period of the prior year were $140,619.

RESEARCH AND DEVELOPMENT   Research and development costs are charged to operations as incurred and consist primarily of personnel, related benefit costs and outside contracted services. The costs for the three months ended September 30, 2009 were $129,627. In the current year’s period, although the Company increased salaries, they re-allocated personnel time from development to operations, thus total payroll and related costs decreased $202. The Company also was able to reduce the use of outside contractors by $6,598 and reduced travel and other costs by $1,795. The costs for the three month period in the comparative period of the prior year were $137,893. The Company’s research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the retail market.

MARKETING AND SELLING   The costs for the three months ended September 20, 2009 were $58,565 compared to $71,662 in the comparable period of the prior year. The Company’s marketing and selling expenses in the current period decreased due to re-allocated personnel time from marketing and sales to operations and administration by $5,091, and reduced costs for advertising, travel and trade shows in the amount of $8,006. For the current fiscal year, the Company continues to expand its customer base through direct sales, trade shows and referrals from its relationship with existing clients.

GENERAL AND ADMINISTRATIVE   The Company’s general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, our independent auditor, rent, expenses related to being a public company and other operating costs.    The costs for the three months period ended September 30, 2009 were $129,377 compared to $131,815 in the comparable period of the prior year. On August 12, 2009, the Company authorized the issuance of 250,000 stock option grants to its latest Board of Directors member and recorded non-cash compensation expense of $17,673 resulting from that option grant.  The options to purchase the Company’s shares were granted at the closing price on the date of the grant at $0.08, using the Black Sholes method for calculating the charge and vested immediately upon the grant. In the current quarter, The Company effected reductions in professional fees of $4,800, insurance costs of $2,864, expenses related to being a public company of $3,677 and other operating costs of $6,609.

INTEREST EXPENSE   Interest expense consists of the following:

Interest expense	Three Months Ended September 30,
	2009	2008
Accrued interest on convertible debentures	$ 16,642	$ 16,416
Accrued interest on loan payable	2,076	1,750
Interest incurred from the deferred credits issued to consortium members	2,328	2,374
Interest income earned on cash and cash equivalents	(233)	(681)
Net interest expense	$ 20,813	$ 19,859

NET INCOME (LOSS)   The net income for the three months ended September 30, 2009 was $9,854 compared to $65,673 for the comparable period in 2008.  The decrease in the net income was primarily the result of decreased revenue from professional service fees offset by an increase of the licensing of the Company’s solutions to additional customers.  In this current quarter, although the Company added additional personnel and increased staff salaries, they effected significant reductions in most other categories as noted above. The Company also incurred a non-cash compensation expense of $17,673 resulting from an option grant to the newest member of its Board of Directors.

The net income per share for the three months ended September 30, 2009 and 2008 was $0.00 per share on 51,931,553 weighted average common shares outstanding and $0.00 per share, on 50,931,553 weighted average common shares outstanding, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to achieve another profitable quarter since it commenced operations.  The Company had incurred operating losses and negative cash flows from operations in each quarter since it commenced operations through June 30, 2008.  As of September 30, 2009, there was an accumulated deficit of $8,730,907 and the Company’s cash position is $13,251.  While there can be no assurances that the Company will continue to increase its customer base and related revenues necessary to cover its operating costs; the Company’s management believes the opportunities identified in its pipeline are achievable to continue generating operating profitability and positive cash flow in the near future.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive  officer  and  chief  financial  officer,  the effectiveness  of  our  disclosure controls  and  procedures  (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act).   Based  upon that evaluation,  our  principal executive officer and principal financial officer concluded that, as  of  the  end  of  the  period covered  in  this  report,  our disclosure controls and procedures were ineffective to ensure  that information required to be disclosed in reports filed  under  the Securities Exchange Act of 1934, as amended (the "Exchange  Act") is  recorded,  processed,  summarized  and  reported  within  the required time periods and is accumulated and communicated to  our management,   including  our  principal  executive  officer   and principal  financial  officer, as  appropriate  to  allow  timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended September 30, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4   Submissions of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders during the three months ended September 30, 2009

ITEM 5     Other information

None

ITEM 6      Exhibits and Reports on Form 8-K

Exhibits
31.	Certification

32.	Certification pursuant to USC Section 1350

Reports on 8-K
1	Current Report on Form 8-K, Item 3.02 dated August 12, 2009, as filed with the Commission on October 29, 2009

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date: November 16, 2009	/s/ Christopher Ball Christopher Ball Chief Executive Officer
Date: November 16, 2009	/s/ Jack Rabin Jack Rabin Chief Financial Officer