Form 10-Q
period 2009-12-31
XFormity Technologies, Inc.
filed 2010-02-05
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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

The number of shares outstanding of the Issuer’s Common stock, $0.0001 par value, at February 5, 2010 is 51,931,553.

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,890	$14,262
Accounts receivable	102,771	35,161
Deferred commission expense	36,762	36,762
Refundable security deposit	-	17,413
Prepaid expenses	22,082	11,422
Total current assets	182,505	115,020
Property and equipment, net of accumulated depreciation	34,249	41,425
Other assets
Security deposit – long term	8,707	8,707
Deferred commission - long term	18,381	36,762
Total Assets	$243,842	$201,914

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Obligation from debt reduction agreement – current portion	$120,000	$120,000
Accounts payable	111,804	85,749
Accrued expenses	182,226	139,362
Current portion - deferred revenue	116,607	119,671
Current portion – deferred credits	14,828	14,462
Convertible debentures	733,635	733,635
Total Current Liabilities	1,279,100	1,212,879
Obligation from debt reduction agreement – long-term portion	435,000	465,000
Note payable	118,667	118,667
Deferred revenues – net of current portion	33,111	63,445
Deferred credits – net of current portion	154,357	161,864
Total liabilities	2,020,235	2,021,855

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at December 31, 2009 and June 30, 2009	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 51,931,553 shares issued and outstanding at December 31, 2009 and June 30, 2009	5,193	5,193
Additional paid-in capital	6,933,300	6,915,627
Accumulated deficit	(8,714,886)	(8,740,761)
Total Stockholders' Deficit	(1,776,393)	(1,819,941)
Total Liabilities and Stockholders' Deficit	$243,842	$201,914

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
 Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenue	$485,036	$510,345	$986,124	$1,077,866
Cost of revenue	158,060	135,046	303,995	275,667
Research and Development	117,820	132,576	247,447	270,470
Marketing and selling	76,208	86,876	134,772	158,537
General and administrative	93,635	108,758	223,014	240,568
Total operating expenses	445,723	463,256	909,228	945,242
Income (loss) from operations	39,313	47,089	76,896	132,624
Interest expense, net	(20,814)	(20,578)	(41,627)	(40,437)
Income (loss) before other income and provision for income taxes	18,499	26,511	35,269	92,187
Other income – Gain on debt reduction	-	698,769	-	698,769
Income (loss) before provision for income taxes	18,499	725,280	35,269	790,956
Provision for state income taxes	2,478	-	9,394	-
Net Income (loss)	$16,021	$725,280	$25,875	$790,956

Net Income (loss) per share – basic and diluted	$0.00	$0.01	$0.00	$0.02

Weighted average number of shares – basic and diluted	51,931,553	51,681,553	51,931,553	51,306,553

The accompanying notes are an integral part of these consolidated financial statements.

                               XFormity Technologies, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended December 31,
	2009	2008
Operating activities:
Net income (loss)	$25,875	$790,956
Depreciation	9,780	10,587
Amortization of deferred commission	18,381	18,381
Non-cash transactions for:
Compensation from share-based payment arrangements	17,673	-
Gain on debt reduction agreement	-	(698,769)
Interest charge for beneficial conversion feature in convertible debentures	-	595
Changes in:
Accounts receivable	(67,611)	(16,065)
Prepaid expenses and other assets	6,752	2,199
Accounts payable	26,059	18,997
Accrued expenses	42,863	71,984
Deferred revenue	(33,398)	(45,571)
Deferred credits	(7,141)	(6,793)

Net cash provided by operating activities	39,233	146,501

Investing activities:
Purchases of property and equipment	(2,605)	(12,963)
Net cash used in investing activities	(2,605)	(12,963)

Financing activities:
Payment under debt reduction agreement	(30,000)	(30,000)
Proceeds from issuance of convertible debentures	-	10,000
Net cash used in financing activities	(30,000)	(20,000)

Increase in cash and cash equivalents	6,628	113,538
Cash and cash equivalents, beginning of period	14,262	87,117
Cash and cash equivalents, end of period	$20,890	$200,655

Supplemental disclosure of non-cash financing and investing activities
Interest paid	$26,767	$81
Additional paid-in capital from beneficial conversion feature in convertible debenture	$-	$2,500
Gain on debt reduction agreement	$-	$698,769
Decrease in accounts payable due to debt reduction agreement	$-	$(1,578,769)
Increase in short term and long term debt	$-	$740,000
Issuance of common stock in payment of debt reduction agreement	$-	$140,000

The accompanying notes are an integral part of these consolidated financial statements.
.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009
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

The Company provides services for franchisors and franchisees in a growing list of customers across the United States and Canada.  XFormity is the provider of Burger King Corporation's (BKC) operational reporting for all company owned and operated restaurants in the US and Canada. In addition to this deployment, the Company's success in delivering solutions on a big scale is demonstrated by the use of its balanced scorecard and financial benchmarking tools for all Burger King Corporate restaurants in the United States and Canada, totalling nearly 6,500 restaurants. The Company has expanded its services to customers in both fine and casual dining.

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

Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2009 Annual Report on Form 10-K. Operating results for the three months and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

Note 3   Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an operating deficit of $8,714,886 through the fiscal quarters ended December 31, 2009. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4    Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over a five year estimated useful life of the assets. Accumulated depreciation at December 31, 2009 was $158,090 and $148,310 at June 30, 2009.  Management has evaluated the difference between the straight line and accelerated method used and has deemed the difference immaterial.

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

Six Months Ended December 31, 2009
Long term portion of deferred commission in other assets	$18,381
Current portion of deferred commission in prepaid expenses	$36,762
Amount of commission expensed in this period	$18,381

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

Two consortium members elected option (1), one commencing January 1, 2006, and the other commencing July 1, 2006.  The five remaining consortium members elected option (2) and in May 2006, the Company issued 4,166,665 shares under this agreement. The deferred credits at December 31, 2009 in the respective amounts of $86,853 and $82,332, net of amortization, are expected to be utilized over a 12 to 13 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

 Note 7    Debt Reduction Obligation

In October 2008, the Company signed an agreement with its patent counsel to issue 1,000,000 shares of XFMY’s common stock issued on October 24, 2008 at the closing price of $0.14 per share for a total value of $140,000, to pay cash payments of $10,000 that extend over 48 months for a total of $480,000 and three additional debt reduction payments of $65,000 each contingent upon the Company achieving certain revenue targets for a total of $195,000. This represents a maximum payout value of $815,000 in full settlement of the Company’s obligation of $1,578,769 that resulted in a gain of $763,769 in fiscal year ending June 30, 2009.  As of December 31, 2009, the Company has paid $120,000, reflected the remaining $555,000 on its balance sheet and with the concurrence of its patent counsel have agreed to defer further payments until 2010.

Note 8   Accounts Payable

Accounts payable represents balances due to trade creditors and fees for professional services incurred for legal, and audit services.

Note 9   Accrued Expenses

	December 31,	June 30,
	2009	2009
401 (K) obligation	$37,585	$24,813
Accrued interest on convertible debentures and note payable	70,596	59,843
Other	74,045	54,706
Totals	$182,226	$139,362

Note 10   Convertible Debentures

As of December 31, 2009 and June 30, 2009, the Company has outstanding an aggregate of $733,635 of the 9% convertible debentures that mature between January 31 and October 31, 2010. Of that amount, $498,554 is held by stockholders who are also customers of the Company and management of the Company and $75,000 is held by employees.  As of December 31, 2009 and June 30, 2009, accrued interest on the debentures was $66,443 and $59,843, respectively.  The Company has no assurance as to how much in additional subscriptions will be received in the private offering.

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

Note 12    Earnings per Share

Basic earnings per share are calculated based on the weighted-average number of outstanding common shares.  As of December 31, 2009, the Company had 51,931,553 shares outstanding, with no shares payable outstanding.  The Company uses the treasury stock method to determine whether any convertible debentures, outstanding options or warrants are to be included in the diluted earnings per share calculation.  As of December 31, 2009, the Company had convertible debentures of 733,635 convertible at a conversion price of the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12, warrants outstanding of 4,802,642 consisting of 2,401,321 with an exercise price of $0.14 and 2,401,321 with an exercise price of $0.18, and options outstanding of 7,025,000.

For the six months ended December 31, 2009, the conversion of all of the above would result in a possible dilution of 17,582,934 shares.  However, as the convertible debentures, options, and warrants have a strike price in excess of the market price, $0.07 at December 31, 2009, and are considered not “in the money”, they are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

Note 13    Related Party Transactions

Seven of our customers who are also stockholders in the Company, generated revenues approximating $92,700 and $185,500, respectively, in the three months and six months ended December 31, 2009.  In the same periods in the prior year, revenues approximated $83,100 and $167,600, respectively. A principal in one current customer serves as a member of the Board of Directors and the Audit Committee.

Of the total 9% convertible debentures issued through December 31, 2009, $478,554 is held by stockholders who are also customers of the Company and $20,000 is held by senior management of the Company.  Interest expense accrued to related parties was $11,797 for the six months ended December 31, 2009.

In March 2009, the Company terminated its arrangement for office space with a company controlled by a major stockholder of the Company and moved to a new location.  In the three months and six months ended December 31, 2008, the Company paid rent of $3,000 and $6,000, respectively, to that stockholder.

Note 14    Commitments and Contingencies

The Company entered into a 65 month net lease at its Dallas, Texas office, commencing June 1, 2008, approximating $4,300 per month and a one year lease, commencing March 1, 2009, for $650 per month at its Northbrook, Illinois office. Total rent expense for the three months and six months ended December 31, 2009 was $14,936 and $29,872 respectively.  The Company accounts for these leases as operating leases.

Note 15   Subsequent Events

Management reported that there are no reportable events through the date of this filing.

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

RESULTS OF OPERATIONS

REVENUE   The Company’s primary revenue is derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced.  For the three months and six months ended December 31, 2009, the Company generated $485,036 and $986,124 in revenues, respectively, compared to $510,345 and $1,077,866 in the comparable prior year’s periods.  This decrease in revenues was attributable to a decrease in professional service contracts for special projects but was offset by an increase primarily attributable to the licensing of the Company’s solutions by additional customers.  In 2008 and 2007, the Company received payments under contracts for the development of various solutions, subject to multi-year licensing agreements. The revenue under these contracts is recognized over a 3 year period to coincide with the terms of the related licensing fees. The Company recognized $21,000 and $42,000 in the three months and six months ended December 31, 2009 and 2008 for the development work and $75,000 and $150,000 in those same periods under the license agreements  As of December 31, 2009, the Company included $86,000 from the development fees in deferred revenues on its balance sheet.

COST OF REVENUE   The cost of revenue for the three months and six months ended December 31, 2009, consist primarily of personnel, related payroll costs and support service costs in the respective amounts of $158,060 and $303,995. Other costs include travel, data hosting services, telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data.  The three and six months ended December 31, 2009 include increased time allocated to operations of $24,291 and $51,034, increased license fees due to increased revenues of $1,356 and $3,496, respectively, an increase in data hosting services in the three months ended December 31, 2009 due to increased usage of $2,918, offset by a decrease in data hosting and telecommunications services of $13,693 for the six month period and a decrease in other operating costs of $5,551 and $12,507, respectively.  The costs for the three month and six month periods in the comparative periods of the prior year were $135,046 and $275,667.

RESEARCH AND DEVELOPMENT   Research and development costs are charged to operations as incurred and consist primarily of personnel, related benefit costs and outside contracted services. The costs for the three months and six months ended December 31, 2009 were $117,820 and $247,447. In the current year’s period, although the Company increased salaries, they re-allocated personnel time from development to operations, thus total payroll and related costs decreased $3,624 and $3,422, respectively. In the current year’s periods, the Company reduced the use of outside contractors by $6,507 and $13,105, respectively, and further reduced travel and other costs by $4,625 and $6,496 respectively. The costs for the three month six month periods in the comparative period of the prior year were $132,576 and $270,470. The Company’s research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the retail market.

MARKETING AND SELLING   The costs for the three months and six months ended December 31, 2009 were $76,208 and $134,772, respectively, compared to $86,876 and $158,537 in the comparable periods of the prior year. The Company’s marketing and selling expenses in the current periods decreased due to re-allocated personnel time from marketing and sales to operations and administration in the respective amounts of $4,260 and $9,351, and reduced costs for advertising, travel, trade shows and commissions in the respective amounts of $6,408 and $14,414. For the current fiscal year, the Company continues to expand its customer base through direct sales, trade shows and referrals from its relationship with existing clients.

GENERAL AND ADMINISTRATIVE   The Company’s general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, our independent auditor, rent, expenses related to being a public company and other administrative costs.  The costs for the three month and six month periods ended December 31, 2009 were $93,635 and $223,014 compared to $108,758 and $240,568 in the comparable periods of the prior year. On August 12, 2009, the Company authorized the issuance of 250,000 stock option grants to its latest Board of Directors member and recorded non-cash compensation expense of $17,673 resulting from that option grant.  The options to purchase the Company’s shares were granted at the closing price on the date of the grant at $0.08, using the Black Sholes method for calculating the charge and vested immediately upon the grant. In the respective current periods, payroll and related costs decreased by $3,523 and $4,785 excluding the non-cash compensation expense. The Company effected further decreases in professional fees of $3,414 and $8,214, and other operating costs of $8,186 and $22,228.

INTEREST EXPENSE   Interest expense consists of the following:

	Three Months Ended December 31,			Six Months Ended December 31,
Interest expense		2009		2008		2009		2008
Accrued interest on convertible debentures	$16,642		$16,633		$33,285		$33,048
Amortization of the discount of the beneficial conversion feature in the convertible debentures	-		595		-		595
Accrued interest on loan payable	2,077		1,750		4,153		3,500
Interest incurred from the deferred credits issued to consortium members	2,328		2,357		4,472		4,731
Interest income earned on cash and cash equivalents	(233)		(757)		(283)		(1,437)
Net interest expense	$20,814		$20,578		$41,627		$40,437

NET INCOME    The net income for the three months and six months ended December 31, 2009 was $16,021 and $25,875, respectively, compared to $725,280 and $790,956 for the comparable periods in 2008.  The decrease in the net income was primarily the result of the gain on debt reduction in the 2nd quarter of fiscal 2008 and decreased revenue from professional service fees offset by an increase of the licensing of the Company’s solutions to additional customers.  In this current quarter, although the Company increased staff salaries modestly, they effected significant reductions in most other categories as noted above. The Company also incurred a non-cash compensation expense of $17,673 resulting from an option grant to the newest member of its Board of Directors.

The net income per share for the three months and six months ended December 31, 2009 was $0.00 and $0.00 per share on 51,931,553 weighted average common shares outstanding in both periods compared to $0.01 and $0.02 per share, on 51,681,553 and 51,306,553 weighted average common shares outstanding, respectively in the comparative periods in 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company achieved its sixth profitable quarter through December 31, 2009 since it commenced operations.  Previously, the Company had incurred operating losses and negative cash flows from operations through June 30, 2008.  As of December 31, 2009, there was an accumulated deficit of $8,714,886 and the Company’s cash position is $20,890.  While there can be no assurances that the Company will continue to increase its customer base and related revenues necessary to cover its operating costs; the Company’s management believes the opportunities identified in its pipeline are achievable to continue generating operating profitability and positive cash flow in the near future.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended December 31, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4   Submissions of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders during the three months ended December 31, 2009

ITEM 5     Other information

None

ITEM 6      Exhibits and Reports on Form 8-K

Exhibits
31.	Certification

32.	Certification pursuant to USC Section 1350

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date: February 5, 2010	/s/ Christopher Ball Christopher Ball Chief Executive Officer
Date: February 5, 2010	/s/ Jack Rabin Jack Rabin Chief Financial Officer