Form 10-Q
period 2010-03-31
XFormity Technologies, Inc.
filed 2010-05-17
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the Issuer’s Common stock, $0.0001 par value, at May 14, 2010 is 51,931,553.

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31,	June 30,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$46,927	$14,262
Accounts receivable	93,013	35,161
Deferred commission expense – current portion	36,762	36,762
Refundable security deposit	-	17,413
Prepaid expenses	18,929	11,422
Total current assets	195,631	115,020
Property and equipment, net of accumulated depreciation	34,254	41,425
Other assets
Security deposit – long term	8,707	8,707
Deferred commission - long term	9,191	36,762
Total Assets	$247,783	$201,914

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Obligation from debt reduction agreement – current portion	$120,000	$120,000
Accounts payable	112,878	85,749
Accrued expenses	189,158	139,362
Current portion - deferred revenue	111,926	119,671
Current portion – deferred credits	15,014	14,462
Convertible debentures	733,635	733,635
Total Current Liabilities	1,282,611	1,212,879
Obligation from debt reduction agreement – long-term portion	435,000	465,000
Note payable	118,667	118,667
Deferred revenues – net of current portion	17,945	63,445
Deferred credits – net of current portion	150,533	161,864
Total liabilities	2,004,756	2,021,855

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at March 31, 2010 and June 30, 2009	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 51,931,553 shares issued and outstanding at March 31, 2010 and June 30, 2009	5,193	5,193
Additional paid-in capital	6,933,300	6,915,627
Accumulated deficit	(8,695,466)	(8,740,761)
Total Stockholders' Deficit	(1,756,973)	(1,819,941)
Total Liabilities and Stockholders' Deficit	$247,783	$201,914

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Operations
	(Unaudited)		(Unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Revenue	$478,872	$484,320	$1,464,996	$1,562,185
Cost of revenue	157,646	133,044	461,641	408,708
Research and Development	128,296	145,513	375,743	415,982
Marketing and selling	59,588	82,760	194,360	241,297
General and administrative	91,233	100,789	314,248	341,363
Total operating expenses	436,763	462,106	1,345,992	1,407,350
Income (loss) from operations	42,109	22,214	119,004	154,835
Interest expense, net	(20,395)	(19,950)	(62,022)	(60,387)
Income (loss) before other income and provision for income taxes	21,714	2,264	56,982	94,448
Other income – Gain on debt reduction	-	-	-	698,769
Income (loss) before provision for income taxes	21,714	2,264	56,982	793,217
Provision for state income taxes	2,294	-	11,687	-
Net Income (loss)	$19,420	$2,264	$45,295	$793,217

Net Income (loss) per share – basic and diluted	$0.00	$0.00	$0.00	$0.02

Weighted average number of shares – basic and diluted	51,931,553	51,931,553	51,931,553	51,511,845

The accompanying notes are an integral part of these consolidated financial statements.

                       XFormity Technologies, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended March 31,
	2010	2009
Operating activities:
Net income (loss)	$45,295	$793,217
Depreciation	15,667	16,506
Amortization of deferred commission	27,572	27,572
Non-cash transactions for:
Compensation from share-based payment arrangements	17,673	-
Gain on debt reduction agreement	-	(698,769)
Interest charge for beneficial conversion feature in convertible debentures	-	1,211
Changes in:
Accounts receivable	(57,852)	(34,684)
Prepaid expenses and other assets	9,905	(7,523)
Accounts payable	27,130	11,763
Accrued expenses	49,795	81,726
Deferred revenue	(53,245)	(68,730)
Deferred credits	(10,779)	(10,254)

Net cash provided by operating activities	71,161	112,035

Investing activities:
Purchases of property and equipment	(8,496)	(26,159)
Net cash used in investing activities	(8,496)	(26,159)

Financing activities:
Payment under debt reduction agreement	(30,000)	(60,000)
Proceeds from issuance of convertible debentures	-	10,000
Net cash used in financing activities	(30,000)	(50,000)

Increase in cash and cash equivalents	32,665	35,876
Cash and cash equivalents, beginning of period	14,262	87,117
Cash and cash equivalents, end of period	$46,927	$122,993

Supplemental disclosure of non-cash financing and investing activities
Interest paid	$37,119	$81
Additional paid-in capital from beneficial conversion feature in convertible debenture	$-	$2,500
Gain on debt reduction agreement	$-	$698,769
Decrease in accounts payable due to debt reduction agreement	$-	$(1,578,769)
Increase in short term and long term debt	$-	$740,000
Issuance of common stock in payment of debt reduction agreement	$-	$140,000

The accompanying notes are an integral part of these consolidated financial statements.
.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
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

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operation, financial position or cash flow.  Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2009 Annual Report on Form 10-K. Operating results for the three months and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

Note 3   Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $8,695,466 and a working capital deficit of $1,086,980 through the fiscal quarters ended March 31, 2010. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4    Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over a five year estimated useful life of the assets. Accumulated depreciation at March 31, 2010 was $163,977 and $148,310 at June 30, 2009.  Management has evaluated the difference between the straight line and accelerated method used and has deemed the difference immaterial.

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
Nine Months Ended March 31, 2010
Long term portion of deferred commission in other assets	$9,191
Current portion of deferred commission in prepaid expenses	$36,762
Amount of commission expensed in this period	$27,572

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

Two consortium members elected option (1), one commencing January 1, 2006, and the other commencing July 1, 2006.  The five remaining consortium members elected option (2) and in May 2006, the Company issued 4,166,665 shares under this agreement. The deferred credits at March 31, 2010 in the respective amounts of $85,270 and $80,277, net of amortization, are expected to be utilized over a 12 to 13 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

 Note 7    Debt Reduction Obligation

In October 2008, the Company signed an agreement with its patent counsel to issue 1,000,000 shares of XFMY’s common stock issued on October 24, 2008 at the closing price of $0.14 per share for a total value of $140,000, to pay cash payments of $10,000 that extend over 48 months for a total of $480,000 and three additional debt reduction payments of $65,000 each contingent upon the Company achieving certain revenue targets for a total of $195,000. This represents a maximum payout value of $815,000 in full settlement of the Company’s obligation of $1,578,769 that resulted in a gain of $763,769 in fiscal year ending June 30, 2009.  As of March 31, 2010, the Company has paid $120,000, reflected the remaining $555,000 on its balance sheet and with the concurrence of its patent counsel have agreed to defer further payments until July 2010.

Note 8   Accounts Payable

Accounts payable represents balances due to trade creditors and fees for professional services incurred for legal, and audit services.

Note 9   Accrued Expenses

	March 31,	June 30,
	2010	2009
401 (K) obligation	$34,291	$24,813
Accrued interest on convertible debentures and note payable	78,637	59,843
Other	76,230	54,706
Totals	$189,158	$139,362

Note 10   Convertible Debentures

As of March 31, 2010 and June 30, 2009, the Company has outstanding an aggregate of $733,635 of the 9% convertible debentures that convert at the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12 and mature between March 31, 2010 and February 27, 2011. Of that amount, $498,554 is held by stockholders who are also customers of the Company and management of the Company and $75,000 is held by employees.  As of March 31, 2010 and June 30, 2009, accrued interest on the debentures was $72,407 and $59,843, respectively.

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

Note 12    Earnings per Share

Basic earnings per share are calculated based on the weighted-average number of outstanding common shares.  As of March 31, 2010, the Company had 51,931,553 shares outstanding, with no shares payable outstanding.  The Company uses the treasury stock method to determine whether any convertible debentures, outstanding options or warrants are to be included in the diluted earnings per share calculation.  As of March 31, 2010, the Company had convertible debentures of 733,635 convertible at a conversion price of the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12, warrants outstanding of 4,802,642 consisting of 2,401,321 with an exercise price of $0.14 and 2,401,321 with an exercise price of $0.18, and options outstanding of 7,025,000.

For the nine months ended March 31, 2010, the conversion of all of the above would result in a possible dilution of 16,195,441 shares.  However, as the convertible debentures, options, and warrants have a strike price equal to or in excess of the market price, $0.08 at March 31, 2010, and are considered not “in the money”, they are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

Note 13    Income Taxes

As of July 1, 2007, the Company adopted the provisions of the FASB issued Interpretation NO. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 , which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions.  The Company believes it does not have any uncertain tax positions taken or expected to be taken in its income tax returns.

At March 31, 2010, the Company had net operating loss carry-forwards approximating $5,062,000 that begin to expire in 2018 through 2029.  The carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382. The Company’s taxable losses, as determined by an independent tax advisor, have created a deferred tax benefit of approximately $1,700,000 which is fully reserved.

Note 14   Related Party Transactions

Seven of our customers who are also stockholders in the Company, generated revenues approximating $84,600 and $270,200, respectively, in the three months and nine months ended March 31, 2010.  In the same periods in the prior year, revenues approximated $83,200 and $250,800, respectively. A principal in one current customer serves as a member of the Board of Directors and the Audit Committee.

Of the total 9% convertible debentures issued through March 31, 2010, $478,554 is held by stockholders who are also customers of the Company and $20,000 is held by senior management of the Company.  Interest expense accrued to related parties was $12,545 for the nine months ended March 31, 2010.

In March 2009, the Company terminated its arrangement for office space with a company controlled by a major stockholder of the Company and moved to a new location.  In the three months and nine months ended March 31, 2009, the Company paid rent of $2,975 and $8,975, respectively, to that stockholder.

Note 15    Commitments and Contingencies

The Company entered into a 65 month net lease at its Dallas, Texas office, commencing June 1, 2008, approximating $4,300 per month. The Company also has a month-to-month lease for $650 per month at its Northbrook, Illinois office, which includes administrative services.  Total rent expense for the three months and nine months ended March 31, 2010 was $14,936 and $44,807 respectively.  The Company accounts for these leases as operating leases.

Note 16   Subsequent Events

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

RESULTS OF OPERATIONS

REVENUE   The Company’s primary revenue is derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced.  For the three months and nine months ended March 31, 2010, the Company generated $478,872 and $1,464,996 in revenues, respectively, compared to $484,320 and $1,562,185 in the comparable prior year’s periods.  This decrease in revenues was attributable to a decrease in professional service contracts for special projects but was offset by an increase primarily attributable to the licensing of the Company’s solutions by additional customers.  In 2008 and 2007, the Company received payments under contracts for the development of various solutions, subject to multi-year licensing agreements. The revenue under these contracts is recognized over a 3 year period to coincide with the terms of the related licensing fees. The Company recognized $21,000 and $63,000 in the three months and nine months ended March 31, 2010 and 2009 for the development work and $75,000 and $225,000 in those same periods under the license agreements  As of March31, 2010, the Company included $65,000 from the development fees in deferred revenues on its balance sheet.

COST OF REVENUE   The cost of revenue for the three months and nine months ended March 31, 2010, consist primarily of personnel, related payroll costs and support service costs in the respective amounts of $157,646 and $461,641. Other costs include travel, data hosting services, telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data.  The three and nine months ended March 31, 2010 include increased time allocated to operations of $7,161 and $76,085,  an increase in data hosting services and other operating costs in the three months ended March 31, 2010 of $179 and $195, offset by a decrease in data hosting and telecommunications services of $14,481 for the nine month period, a decrease in license fees of $605 and $5,663, respectively and, in the nine month period, a decrease in other operating costs of $3,009. The costs for the three month and nine month periods in the comparative periods of the prior year were $133,044 and $408,708.

RESEARCH AND DEVELOPMENT   Research and development costs are charged to operations as incurred and consist primarily of personnel, related benefit costs and outside contracted services. The costs for the three months and nine months ended March 31, 2010 were $128,296 and $375,743. In the current year’s periods, although the Company increased salaries, they re-allocated personnel time from development to operations, thus total payroll and related costs decreased $1,258 and $14,051, respectively. In the current year’s periods, the Company reduced the use of outside contractors by $4,400 and $17,100, respectively, and further reduced travel and other costs by $1,673 and $9,088 respectively. The costs for the three month and nine month periods in the comparative period of the prior year were $145,513 and $415,982. The Company’s research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the retail market.

MARKETING AND SELLING   The costs for the three months and nine months ended March 31, 2010 were $59,588 and $194,360, respectively, compared to $82,760 and $241,297 in the comparable periods of the prior year. The Company’s marketing and selling expenses in the current periods decreased due to re-allocated personnel time from marketing and sales to operations and administration in the respective amounts of $3,585 and $13,456, and reduced costs for advertising, travel, trade shows and commissions in the respective amounts of $14,569 and $33,481. For the current fiscal year, the Company continues to expand its customer base through direct sales, trade shows and referrals from its relationship with existing clients.

GENERAL AND ADMINISTRATIVE   The Company’s general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, our independent auditor, rent, expenses related to being a public company and other administrative costs.    The costs for the three month and nine month periods ended March 31, 2010 were $91,233 and $314,248 compared to $100,789 and $341,363 in the comparable periods of the prior year. On August 12, 2009, the Company authorized the issuance of 250,000 stock option grants to its latest Board of Directors member and recorded non-cash compensation expense of $17,673 resulting from that option grant.  The options to purchase the Company’s shares were granted at the closing price on the date of the grant at $0.08, using the Black Sholes method for calculating the charge and vested immediately upon the grant. In the respective current periods, payroll and related costs decreased by $824 and $6,953 excluding the non-cash compensation expense. The Company effected further decreases in professional fees of $223 and $17,879, and although other operating costs increased in the three month period by $2,241, nine month costs decreased by $19,956.

INTEREST EXPENSE   Interest expense consists of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
Interest expense	2010	2009	2010	2009
Accrued interest on convertible debentures	$16,281	$16,284	$49,566	$49,332
Amortization of the discount of the beneficial conversion feature in the convertible debentures	-	616	-	1,211
Accrued interest on loan payable	2,077	1,750	6,230	5,250
Interest incurred from the deferred credits issued to consortium members	2,212	2,288	6,684	7,020
Interest income earned on cash and cash equivalents	(175)	(988)	(458)	(2,426)
Net interest expense	$20,395	$19,950	$62,022	$60,387

NET INCOME    The net income for the three months and nine months ended March 31, 2010 was $19,420 and $45,295, respectively, compared to $2,264 and $793,217 for the comparable periods in 2009.  The decrease in the net income was primarily the result of the gain on debt reduction in the 2nd quarter of fiscal 2009 and decreased revenue from professional service fees offset by an increase of the licensing of the Company’s solutions to additional customers.  In this current quarter, the Company effected significant reductions in most other categories as noted above. In the second quarter of the current fiscal year, the Company also incurred a non-cash compensation expense of $17,673 resulting from an option grant to the newest member of its Board of Directors.

The net income per share for the three months and nine months ended March 31, 2010 was $0.00 and $0.00 per share on 51,931,553 weighted average common shares outstanding in both periods compared to $0.00 and $0.02 per share, on 51,931,553 and 51,511,845 weighted average common shares outstanding, respectively in the comparative periods in 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company achieved its seventh straight profitable quarter through March 31, 2010 since it commenced operations.  Previously, the Company had incurred operating losses and negative cash flows from operations through June 30, 2008.  As of March 31, 2010, there was an accumulated deficit of $8,695,466 and the Company’s cash position is $46,927.  While there can be no assurances that the Company will continue to increase its customer base and related revenues necessary to cover its operating costs; the Company’s management believes the opportunities identified in its pipeline are achievable to continue generating operating profitability and positive cash flow in the near future.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4   Submissions of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders during the three months ended March 31, 2010.

ITEM 5     Other information

None

ITEM 6      Exhibits and Reports on Form 8-K

Exhibits
31.	Certification

32.	Certification pursuant to USC Section 1350

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date: May 17 2010	/s/ Christopher Ball Christopher Ball Chief Executive Officer
Date: May 17, 2010	/s/ Jack Rabin Jack Rabin Chief Financial Officer