Form 10-K
period 2010-06-30
XFormity Technologies, Inc.
filed 2010-10-13
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

    FORM 10-K

(Mark One)

[X]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File to be submitted and posted pursuant to Rule 405 of Regulations S-T (ss.232.402) of this chapter) during the preceding 12 months. [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                                Accelerated filer |_|

 Non-accelerated filer |_|                        Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_|  No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010, the last business day of the registrant’s most recently completed year: $1,011,564

The number of shares of the registrant’s class of common stock, $0.0001 par value, outstanding at October 12, 2010: 51,931,553

The Company incorporates by reference the following:

Part III – Exhibits

1.           The Exhibits identified in Item 15 of this Report

XFormity Technologies, Inc.
June 30, 2010 Annual Report on Form 10-K

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

The Company provides services for franchisors and franchisees in a growing list of customers across the United States and Canada.  A few of the brands that the Company services include:  Burger King, Taco Bell, Arby's, Domino's, Pizza Hut’s, KFC, Long John Silver's, Beautiful Brands, and many others.  XFormity is proud to be the provider of Burger King Corporation's (BKC) operational reporting for all company owned and operated restaurants in the US and Canada. In addition to this deployment, the Company's success in delivering solutions on a big scale is demonstrated by the use its balanced scorecard and financial benchmarking tools for all Burger King Corporate restaurants in the United States and Canada, totalling nearly 6,500 restaurants.

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

The Company has had positive operating income for the years ended June 30, 2010 and 2009 but had incurred operating losses from its inception through June 30, 2008. The Company has addressed resulting liquidity issues through the sales of its software and professional services and the issuance of convertible debentures. The Company needs additional financing to fund its potential growth and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company.  If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock.  If the Company does need additional financing and adequate funds are not available or not available on acceptable terms, it could have a materially adverse effect on the Company's financial condition, results of operations and as a going concern.

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

*
Although management believes that the Company’s products do not infringe on the intellectual property rights of others, there can be no assurance that an infringement claim will not be asserted in the future.  The prosecution or defence of any intellectual property litigation can be extremely expensive and would place a material burden upon the Company’s working capital as noted in the Company's financial statements and accompanying notes included herein with reference to the Company’s defence against b-50.com's patent infringement suit that has been settled.

XFormity's Revenue by Product Classification
The decrease in fiscal 2010 revenues over 2009 was primarily the reduction of billings for professional services offset by additional usage and related fees for our business intelligence software solution. Included in revenue, in accordance with current accounting guidance, were professional service contracts for the development of software programs that are recognized over the terms of the multi-year lives of the licenses billed to our customer. Payment under these contracts was received in fiscal years 2008 and 2007. The loss of major customers in either of these two product classifications may have a material adverse effect on our business, financial condition and results of operations.  However, the Company continues to maintain strong business relationships with the customers utilizing these solutions.

Product Classification	2010	Percent to Total	2009	Percent to Total	% Change
Business Intelligence	$1,366,319	71%	$1,278,582	65%	7%
Licensing agreements	300,000	16%	300,000	15%	0%
Professional Services	181,980	9%	356,001	18%	-49%
Other Revenue	77,629	4%	43,648	2%	78%
Total Revenue	$1,925,928	100%	$1,978,231	100%	36%

XFormity's Research and Development

XFormity's research and development team continues to enhance the core technology behind its solutions for existing customers and for new customers.  The Company's development team is extending its integration capabilities to incorporate a wider base of sources of data (point-of-sale systems, accounting systems, and other informational sources). Research and development costs including indirect and administrative costs in 2010 and 2009 were $492,330 and $541,856, respectively.

Government Regulations and Environmental Laws

We do not expect that existing or probable governmental regulations will have a material effect on the business. We did not incur any separately identifiable costs to comply with environmental laws.

XFormity's Employees

We currently have nine employees, including Chris Ball and Drew Seale, our Chief Executive Officer and Chief Technology Officer, located at our principal office in Dallas, Texas and one employee, Jack Rabin, our Chief Financial Officer, in Northbrook, Illinois. Mr. Kenneth Johnson, one of our directors, also serves as a sales and marketing consultant for the Company.  For a description of the backgrounds of Messrs. Ball, Seal, Rabin and Johnson, see the section of this report entitled “Item 10. – Directors and Executive Officers.

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

Item 3    Legal Proceedings.

As of the date of this report, there are no pending legal proceedings in which we or any of our officers, directors or affiliates is a party, and we are not aware of any threatened legal proceedings.  See Note 9 re Convertible Debentures.

Item 4    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended June 30, 2010

Part II

Item 5.     Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's stock trades on the OTC Electronic Bulletin Board under the symbol "XFMY".

The following table sets forth the high and low prices for the Company’s common stock for each quarter commencing July 1, 2008. The prices presented below are bid and ask prices, which represented prices between broker-dealers and does not include retail mark-ups and markdowns or any commission to the broker. The prices do not necessarily reflect actual transactions.

Common Stock
Quarter Ended	Low	High
September 30, 2008	$ 0.06	$ 0.18
December 31, 2008	$ 0.05	$ 0.16
March 31, 2009	$ 0.05	$ 0.09
June 30, 2009	$ 0.04	$ 0.12
September 30, 2009	$ 0.07	$ 0.10
December 31, 2009	$ 0.03	$ 0.12
March 31, 2010	$ 0.03	$ 0.10
June 30, 2010	$ 0.01	$ 0.08

On October 12, 2010, the bid and ask prices of the Company’s common stock as quoted on the Bulletin Board were $0.03 and $0.07, respectively.  In addition, the Company’s common stock is subject to rules adopted by the Securities and Exchange Commission ("Commission") regulating broker dealer practices in connection with transactions in "penny stocks."  Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission.  That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor, but rather paid to sell the shares.  The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security.  The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction.  Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company’s common stock.  Many brokers may be unwilling to engage in transactions in the Company’s common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Holders

As of October 12, 2010, the Company had 138 stockholders of record. This does not include stockholders who held stock in accounts at broker-dealers.

Dividends

The Company has not declared or paid any cash dividends on its capital stock since inception and does not expect to pay any cash dividends for the foreseeable future. Management currently intends to retain future earnings, if any, to finance the expansion of the Company’s business.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7025,000	$0.157	3,361,311

Equity compensation plans not approved by security holders	-0-	$0.00	-0-
Total	7,025,000	$0.157	3,361,311

The options granted under the Equity Compensation plan have a seven year life and total option grants available under the plan are limited to 20 percent of the issued and outstanding stock of the Company. Of the above grants, 6,775,000 were approved and issued in 2007 to the then current employees, directors and one outside vendor and on August 12, 2009, 250,000 were approved and issued to one new director in the current fiscal year. There were no issuances of stock options to any officers, directors or employees in the fiscal year ended June 30, 2009. It is expected that the compensation of the executives in fiscal 2011, including equity awards, will be reviewed based on the expected performance of the Company as established by the Compensation Committee of the Board of Directors.

Description of Securities

Preferred Stock
The Company has authorized 100,000,000 shares of preferred stock, par value $0.01, none of which has been issued.

Common Stock
The Company has authorized 125,000,000 shares of common stock, par value $0.0001 of which 51,931,553 were issued and outstanding as of June 30, 2010.

Unregistered Sales of Equity Securities
The information relating to the sales of the Company’s Convertible Debentures should be read in conjunction with the consolidated financial statements and accompanying notes thereto in Note 9, the Consolidated Financial Statements, of this report.

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

Revenue Recognition
The Company’s primary revenue is derived by delivering software as a service, or hosted solutions for its clients.  Revenue derived from the sale of these services is billed monthly or quarterly and is recognized in accordance with current accounting guidance over the term of the agreement.  The Company bills for its service in advance; payments from customers received in advance of the month of usage are reflected as deferred revenue until the month of usage, when they are recognized as earned revenue. In addition to the software license revenue the company derives revenue from professional services fees associated with custom software development, project management and other related services it provides to customers.

Software Development Costs
The Company capitalizes internally generated software development costs in accordance with current accounting guidance.  Capitalization of software development costs begins when a product's technological feasibility is established.  Costs incurred for research and development of products where technological feasibility has not yet been established are expensed as incurred.  Costs eligible for capitalization have been immaterial for the periods presented.

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

Results of Operations – Fiscal Year Ended June 30, 2010 compared to Fiscal Year Ended June 30, 2009

Revenues:  The Company’s primary revenues are derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced or from solutions developed at specific customer’s requests.  Customers are billed on a monthly basis for each location serviced or at a project’s completion.  For the year ended June 30, 2010, the Company generated $1,925,928 in revenues compared to $1,978,231 in the prior year.  This decrease in revenues is primarily attributable to the reduction of billings for professional services in the amount of $174,021 offset by additional new customers and related fees for our business intelligence software solution of $121,718.

In 2008 and 2007, the Company had received payments under contracts for the development of two of its solutions, subject to a multi-year licensing agreement, that is recognized under the current accounting guidance over the term of the licensing fee agreement. The Company recognized $84,000 in both 2010 and 2009, respectively, under the terms of these multi-year licensing agreements. As of June 30, 2010, the Company has $44,000 still to be recognized from the development fees in deferred revenues on its balance sheet.

Cost of Revenues:   The costs for the year ended June 30, 2010 were $638,225 compared to $561,531 in the prior year. The increase was primarily attributable to costs for personnel and related payroll costs in the amount of $91,002 due to increased salary rates and a greater allocation of time from existing personnel to this category and license fees that were attributable to our increased revenues under our license agreements in the amount of $305. These increases were offset by the reduction of our data hosting center and telecommunication expenses in the amount of $13,517 and other operational costs by approximately $1,096 as management continues to maximize its operating efficiencies.

Research and Development:   Research and development costs are charged to operations as incurred and consist primarily of personnel, related benefit costs and outside contracted services. The costs for the year ended June 30, 2010 of $492,330 compared to $541,856 in the prior year. The decrease was attributable to reduced personnel, and related payroll costs due to a reallocation of time from existing personnel to operations by $18,409 and decreased use of outside contractors in the amount of $20,525. Other costs decreased by $10,592. The Company’s research and development is part of its strategic plan to provide enhancements to its existing software and integration into new operations currently in the hospitality market.

Marketing and Selling:  The costs for the year ended June 30, 2010 were $275,980 compared to $339,434 in the prior year. The Company’s marketing and selling expenses in the current year decreased due to re-allocated personnel time from marketing and sales to operations by $20,424 and reduced costs for advertising, travel and trade shows in the amount of $43,030. For the current fiscal year, the Company continues to expand its customer base through direct sales, trade shows and referrals from its relationship with existing clients.

General and Administrative:  The Company’s general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, our independent auditor, rent, expenses related to being a public company and other administrative costs.    The costs for the year ended June 30, 2010 were $412,482 compared to $430,924 in the comparable period of the prior year. On August 12, 2009, the Company authorized the issuance of 250,000 stock option grants to its latest Board of Directors member and recorded non-cash compensation expense of $17,673 resulting from that option grant.  The options to purchase the Company’s shares were granted at the closing price on the date of the grant at $0.08, using the Black Sholes method for calculating the charge and vested immediately upon the grant. In the current year, payroll and related costs decreased by $210 excluding the non-cash compensation expense. The Company affected further decreases in professional fees, occupancy expenses, insurance and all other administrative expenses of $35,905.

Interest Expense:   Interest expense consists of the following:

Fiscal Year Ended June 30,	2010	2009
Accrued interest on convertible debentures	$66,027	$65,794
Amortization of the discount of the beneficial conversion feature in the convertible debentures	-	2,500
Accrued interest on loan payable	8,307	7,000
Interest incurred from the deferred credits issued to consortium members	8,838	9,342
Insurance finance costs	114	81
Interest income earned on cash and cash equivalents	(872)	(2,970)
Net interest expense	$82,414	$81,747

Actual cash paid for interest during the fiscal years ended June 30, 2010 and 2009 was $47,547 and $50,081, respectively.

Net Income: The Company concluded its second consecutive profitable year as net income for the year ended June 30, 2010 was $485,411 compared to $786,508 in 2009.  The decrease in the net income was primarily the results of the following: reduced gain on debt reduction of $65,000 vs. $763,769 in the prior year offset by the increase in the change of fair value of derivatives of $408,921, decreased revenue from professional service fees offset by an increase of the licensing of the Company’s solutions to additional customers in the amount of $52,303 and a reduction in operating expenses of $54,728.  Income from operations increased 2.3% totalling $2,425, including a non-cash compensation expense of $17,673 resulting from an option grant to the newest member of its Board of Directors.

Liquidity and Capital Resources

General

The Company believes it will continue its profitable operating results in 2011. While the Company continues developing a significant pipeline of business opportunities that include multi-unit, full service and casual dining restaurants within the hospitality industry and did achieve the opportunities identified in last year’s pipeline, there can be no assurances that this year’s results will be indicative of future results.

In October 2008, the Company entered into an agreement with its patent counsel to settle its obligation for their professional services that included an issuance of one million shares of XFMY’s common stock, cash payments that extend over 48 months and additional debt reduction payments upon the Company achieving certain revenue targets. In the two years, the Company did not achieve any of the initial targets and thus has reduced the maximum payout value to $610,000 in full settlement of the Company’s obligation of approximately $1,579,000.  Although the Company had a positive cash flow in the current year, it was primarily due to its discontinuation of any further payments under this agreement after September 30, 2009.  To date, the Company has paid a total of $120,000 against this obligation and is currently in further discussions with the law firm. The Company expects to favourably resolve this matter by the end of the current calendar year. As of June 30 2010, there was an accumulated deficit of $9,021,513 and the Company’s cash position was $76,952.

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

Finance

The Company continues to review capitalization alternatives, including various debt and equity instruments.  The Company may need to raise between $1,500,000 and $5,000,000 in new capital over the next 12 months.  The use of funds includes operating capital for general corporate purposes, expansion of the sales, marketing and software development staff, equipment and a strengthened balance sheet.  If additional funds are raised by the issuance of debt or equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of holders of the common stock.  As of the date of this Report, there are no agreements, commitments or arrangements for any future financing, and no assurance can be given that future financing can be achieved.

Legal Issues

There are no material legal proceedings that management is aware of that affect the Company.

Convertible Debentures

Under the revised term sheet, the Company may still issue an additional $676,865 of its 9% convertible debentures to accredited investors to be used as working capital.  See the provisions of these debentures in Note 9 of the Consolidated Financial Statement.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Tabular Disclosure of Contractual Obligations

                                             Payments due by period

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5Years
Contractual Obligations
Long-Term Debt Obligations
Debt Reduction Agreement	$490,000	$490,000	$-	$-	$-
Note Payable- Related Party	118,667	-	118,667	-	-
Convertible Debentures	733,635	733,635	-	-	-
Operating Lease Obligations
Lease on Dallas, TX office	184,419	55,009	129,410	-	-
Lease on Northbrook, IL office	10,350	8,250	2,100	-	-
Other long-Term Liabilities
Deferred Revenues	109,110	106,332	2,778	-	-
Deferred Credits	161,863	15,202	50,434	38,070	58,157

Total	$1,808,044	$1,408,428	$303,389	$38,070	$58,157

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of XFormity Technologies, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of XFormity Technologies, Inc. and Subsidiary as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XFormity Technologies, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 20 to the consolidated financial statements, the company has a net stockholders’ deficit and may require additional financing to continue in operation.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 20.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

As discussed in Note 22 to the financial statements, the Company has restated the unaudited information for the three quarterly periods in the year ended June 30, 2010 to correct errors in its accounting of the derivative liability.

/s/ M&K CPAs, PLLC Houston, Texas October 11, 2010

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30,	June 30,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$76,952	$14,262
Accounts receivable	54,861	35,161
Deferred commission expense	36,762	36,762
Refundable security deposit	-	17,413
Prepaid expenses	5,492	11,422
Total current assets	174,067	115,020
Property and equipment, net of accumulated depreciation	33,569	41,425
Other assets
Security deposit – long term	8,707	8,707
Deferred commission - long term	-	36,762
Total Assets	$216,343	$201,914

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Obligation from debt reduction agreement	$490,000	$120,000
Accounts payable	147,407	85,749
Accrued expenses	181,439	139,362
Current portion - deferred revenue	106,332	119,671
Current portion – deferred credits	15,202	14,462
Convertible debentures	733,635	733,635
Derivative liabilities –debentures and warrants	357,242	-
Total Current Liabilities	2,031,257	1,212,879
Obligation from debt reduction agreement – long-term portion	-	465,000
Note payable-related party	118,667	118,667
Deferred revenues – net of current portion	2,778	63,445
Deferred credits – net of current portion	146,661	161,864
Total liabilities	2,299,363	2,021,855

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at June 30, 2010 and 2009	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 51,931,553 shares issued and outstanding at June 30, 2010 and 2009	5,193	5,193
Additional paid-in capital	6,933,300	6,915,627
Accumulated deficit	(9,021,513)	(8,740,761)
Total Stockholders' Deficit	(2,083,020)	(1,819,941)
Total Liabilities and Stockholders' Deficit	$216,343	$201,914

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Operations

	Year Ended June 30,
	2010	2009

Revenue	$1,925,928	$1,978,231
Cost of revenue	638,225	561,531
Research and development	492,330	541,856
Marketing and selling	275,980	339,434
General and administrative	412,482	430,924
Total operating expenses	1,819,017	1,873,745
Income from operations	106,911	104,486
Interest expense, net	(82,414)	(81,747)
Income before other income and provision for income taxes	24,497	22,739
Other income – Gain on debt reduction	65,000	763,769
Other income – Change in fair value of derivatives	408,921	-
Income (loss) before provision for income taxes	498,418	786,508
Provision for income taxes	13,007	-
Net income (loss)	$485,411	$786,508

Net income (loss) per share - basic and diluted	$0.01	$0.02
Weighted average number of shares – basic and diluted	51,931,553	51,616,485

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Deficit
Years Ended June 30, 2010 and 2009

	Common Stock
	Issued and Outstanding Shares	Stated Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, June 30, 2008	50,931,553	5,093	6,773,227	(9,527,269)	(2,748,949)
Issuance of common stock for payment under debt obligation	1,000,000	100	139,900	-	140,000
Interest charge for beneficial conversion feature in convertible debentures			2,500		2,500
Net profit				786,508	786,508
Balance, June 30, 2009	51,931,553	5,193	6,915,627	(8,740,761)	(1,819,941)
Cumulative effect of adoption of EITF 07-5				(766,163)	(766,163)
Issuance of options for services			17,673		17,673
Net profit				485,411	485,411
Balance, June 30, 2010	51,931,553	$5,193	$6,933,300	$(9,021,513)	$(2,083,020)

The accompanying notes are an integral part of these consolidated financial statements.

                                     XFormity Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2010	2009
Operating activities:
Net income	$485,411	$786,508
Depreciation	22,035	23,272
Amortization of deferred commission	36,762	36,762
Non-cash transactions for:
Compensation from share-based payment arrangements	17,673	-
Gain on debt reduction agreement	(65,000)	(763,769)
Change in fair value - derivatives	(408,921)	-
Interest charge for beneficial conversion feature in convertible debentures	-	2,500
Changes in:
Accounts receivable	(19,700)	(24,348)
Prepaid expenses and other assets	23,343	16,187
Accounts payable	61,658	27,187
Accrued expenses	42,077	60,219
Deferred revenue	(74,006)	(115,974)
Deferred credits	(14,463)	(13,758)

Net cash provided (used) by operating activities	106,869	34.786

Investing activities:
Purchases of property and equipment	(14,179)	(27,641)
Net cash used in investing activities	(14,179)	(27,641)

Financing activities:
Payment under debt reduction agreement	(30,000)	(90,000)
Proceeds from issuance of 9% convertible debentures	-	10,000
Net cash (used) by financing activities	(30,000)	(80,000)
(Decrease) increase in cash and cash equivalents	62,690	(72,855)
Cash and cash equivalents, beginning of period	14,262	87,117
Cash and cash equivalents, end of period	$76,952	$14,262

Supplemental disclosure of cash-flow information
Interest paid	$47,547	$50,081
Cumulative effect of EITF 07-5	$766,163	$-
Supplemental disclosure of non-cash financing and investing activities
Issuance of common stock in payment of deferred commission	$-	$147,048
Additional paid-in capital from beneficial conversion feature in convertible debenture	$-	$2,500
Gain on debt reduction agreement	$-	$763,769
Decrease in accounts payable due to debt reduction agreement	$-	$(1,578,769)
Increase in short term and long term debt	$-	$675,000
Issuance of common stock in payment of debt reduction agreement	$-	$140,000
Reclassification of security deposit to current assets	$-	$17,364
Reclassification of accrued interest	$-	$18,667

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010

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

Significant Accounting Policies

Financial Statement Presentation
The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund its operations and debt obligations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents
All highly liquid investments with a maturity of 90 days or less at the time of purchase are considered to be cash equivalents.  Cash equivalents include cash on deposit with banks and money market funds.  At June 30, 2010 and 2009, the Company had cash equivalents of $61,754 and $10,767, respectively.

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable.  The Company maintains its cash balances in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes that the Company is not exposed to any significant credit risk on cash. If during our evaluation of accounts receivable we determined that accounts were not collectable an allowance for doubtful accounts would be established. Management determined that no allowance was necessary at June 30, 2010 and 2009 based on the history, collectability and aging of the receivables.

Concentrations
During the fiscal years 2010 and 2009, Burger King Corporation represented more than 42% and 55%, respectively, of the Company’s total revenues. In both fiscal years 2010 and 2009, seven customers who are also stockholders of the Company, generated $362,500 and $338,600 of the Company's revenues, respectively. The Company believes it has excellent relationships with all of these customers except one who notified the Company that effective August 1, 2010, he would no longer use our services.  The loss of that customer’s revenue will impact future year’s revenues by 6.6% without any further revenue increase.

Fair Value of Financial Instruments
The carrying amounts of cash, accounts receivable, accounts payable, loan payable and convertible debentures reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

Revenue Recognition
The Company contracts with clients for development and sale of business intelligence software solutions.  Revenue derived from the sales of these products is billed on a monthly usage basis and is recognized in accordance with current accounting guidance, over the term of the agreement or at specific acceptance points. The Company, in many instances, receives payments from some of its customers in advance of the month of actual usage of the software product.  These funds are reflected as deferred revenue until the month of usage, or specific acceptance points, when they are recognized as earned revenue.

Property and Equipment
Property and equipment are stated at cost.  Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over a five year estimated useful life of the assets.
Management has evaluated the difference between straight line and the accelerated method used and deemed the difference immaterial.

Software Development Costs
The Company capitalizes internally generated software development costs in accordance with current accounting guidance. Capitalization of software development costs begins when a product's technological feasibility is established.  Costs incurred for research and development of products where technological feasibility has not yet been established are expensed as incurred.  Research and development expense was $492,330 and $541,856 for 2010 and 2009, respectively.  There were no capitalized software development costs.

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

Beneficial Conversion Feature in Convertible Debentures
The Company had issued subordinated convertible debentures in prior years with conversion prices that at issuance may be lower than the fair market value of the underlying stock.  Accordingly, in accordance with the then current accounting guidance, the Company recorded as a contra-liability at each issuance date, the excess of the fair market value at the date of issuance over the conversion price in the debenture with an off-setting increase in additional paid-in capital.  This beneficial conversion feature was fully amortized at June 30, 2009 as a non-cash interest expense from the issuance date of the debenture through the earlier of the stated redemption date, which is one year from issuance, or conversion into common stock.  The offset was a credit to Additional paid-in capital.

Share-Based Compensation
The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in accordance with current accounting guidance. This valuation method covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. In fiscal year 2010, the share-based payment it issued to one of its directors is reflected in the non-cash charges of $17,673 included in general and administrative expenses.  There were no options or stock awards granted in 2009.

Accounting for Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, including embedded derivatives in the Company’s warrants and its Convertible Notes outstanding as of June 30, 2010, which have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Lattice Valuation Model

The Company valued the conversion features and warrants in their convertible notes using a lattice valuation model, with the assistance of a valuation consultant. The lattice model values these instruments based on a probability weighted discounted cash flow model. The Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the instruments and determine the probability that the projected cash flow will be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the instruments without the compound embedded derivative in order to determine a value for the compound embedded derivative.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The estimated fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. The carrying value of long-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks. None of these instruments are held for trading purposes.

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At June 30, 2010, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level one – Quoted market price in active markets for identical assets or liabilities;

Level two – Inputs other than level one inputs that are either directly or indirectly observable;

Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that market participant would use

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Convertible debentures	$-	$-	$733,635	$-
Derivative liabilities – debentures
and warrants			$357,242	$408,921

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the units consisting of convertible debt and warrants to purchase common stock (discussed above). The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability at June 30, 2010 was $357,242, and the change in fair value for the twelve months ended June 30, 2010 was a gain of $408,921.

Income Taxes

The Company accounts for income taxes in accordance with the current accounting guidance, The Company believes it does not have any uncertain tax positions taken or expected to be taken in its income tax returns.

The current accounting guidance requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expect to be realized.

Recent Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have Vendor Specific Objective Evidence (“VSOE”) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued guidance establishing the Codification as the source of authoritative U.S. Generally Accepted Accounting Principles (“U. S. GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on changes in the Codification. All content in the Codification carries the same level of authority, and the U.S. GAAP hierarchy was modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. The Codification is effective for the Company’s interim and annual periods beginning with the Company’s year ending June 30, 2010. Adoption of the Codification affected disclosures in the Consolidated Financial Statements by eliminating references to previously issued accounting literature, such as SFASs, EITFs and FSPs.

 In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. The adoption of the new standards will not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

The Emerging Issue Task Force released a pronouncement related to determining whether an instrument (or imbedded Feature) is indexed to an entity’s own stock.  This became effective for the Company on September 30, 2009.  The Company’s warrants and its Series 2007 Secured Convertible Debt issued  have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes.  With the adoption of the pronouncement on July 1, 2009, the company recorded a cumulative effect of a change in accounting principle resulting in a reclassification of the Company’s outstanding warrants from stockholders’ equity to liabilities, which required the warrants to be fair valued at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations.  At June 30, 2010, the Company recorded a derivative liability of $357,242 and a change in the fair value – derivative liability for the year ended June 30, 2010 of $(408,921).

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

The Company also develops and provides professional and technical services to its customers.  Some of the technical services developed benefit the customers over extended periods of time and are recognized under current accounting guidance, over the term of the agreement or at specific acceptance points.

The Company had received respective non-refundable payments towards contracted projects in 2008 and in 2007 that were each accepted in the respective succeeding fiscal year.  At June 30, 2010 and 2009, the Company reflected the unamortized amount of the contracts as deferred revenue and recognized as revenue the portions attributable to the underlying license agreements in fiscal years 2010 and 2009, respectively.  The contracted project in 2007 was fully amortized at the end of the current year and the unamortized revenue of $44,000 from the 2008 project will be fully amortized by the end of June 2011.

Receivables include only funds due from customers who have not paid for the monthly service provided. Due to the high collectability factor either by prepayment or within 60 days of usage, and the Company's experience with uncollectible accounts, no allowance for doubtful accounts is necessary.

The Company’s receivables at June 30, 2010 and 2009 are $54,861 and $35,161.

Note 3    Prepaid expenses
Prepaid expenses represent the unexpired portion of the Company's insurance coverage, the current portion of the deferred commission (see Note 5 below), the refundable security deposit under the terms of the operating lease at the Dallas, TX office, advance registrations at various trade shows, and other operating expenses applicable to the subsequent fiscal year.
.
Note 4     Property and Equipment
Property and equipment are stated at cost.  During the current year, the Company discarded various computer and related equipment totaling $12,676 that was fully depreciated and removed the cost and related accumulated depreciation from it books.  Depreciation of property and equipment is computed under accelerated methods over a five year estimated useful life of the assets. Depreciation expense for the years ended June 30, 2010 and 2009 was $22,035 and $23,272, respectively. Management has evaluated the difference between straight line and the accelerated method used and deemed the difference immaterial.

Property and equipment consisted of the following:
	2010	2009
Computer and related equipment	$172,132	$170,629
Furniture and fixtures	19,106	19,106
	191,238	189,735
Accumulated depreciation	(157,669)	(148,310)
	$33,569	$41,425

Note 5   Other Assets
Security Deposit
A deposit of $26,120 was required under the lease agreement commencing on June 1, 2008 on the Company's office space in Dallas, Texas. Under terms of the lease, the Company received $17,413 of its security deposit back on September 1, 2009.

Deferred Commission
In August 2007, the Company renegotiated its commission agreement with an outside consulting company that was to receive 15% commission for a five year period on all sales to one of the Company’s customers.  The terms of the new agreement provide for monthly payments of $3,000 for four years commencing July 1, 2007 and the issuance of one million shares of the Company’s common stock.  The determination of the amount of $147,048 was based on the fair value of the issued common stock at the commitment date in accordance with current accounting guidance and is amortized over the life of the contract.

Year Ended June 30, 2010
Total deferred commission	$147,048
Current portion of deferred commission in prepaid expenses	$36,762
Amount of commission expensed since inception of agreement	$110,286

Note 6    Debt Reduction Obligation

In October 2008, the Company signed an agreement with its patent counsel to issue 1,000,000 shares of the Company’s common stock issued on October 24, 2008 at the closing price of $0.14 per share for a total value of $140,000, to pay cash payments of $10,000 that extend over 48 months for a total of $480,000 and four additional debt reduction payments of $65,000 over a 3 year period, each contingent upon the Company achieving revenue targets of 2 million, 3 million and 4 million, respectively, for a total of $260,000. This resulted in a gain of $763,769 in full settlement of the Company’s obligation of $1,578,769. In the current year, the Company did not achieve the revenue targets and thus further reduced the maximum payout by $65,000 to $490,000 at June 30, 2010 resulting in a further gain of $65,000 in 2010.  The Company discontinued any further payments under this agreement after September 2009 and is currently in further discussions with the law firm and expects to favourably resolve this matter by the end of the current calendar year. As of June 30, 2010 the loan is in default and included in current liabilities.

Note 7   Accounts Payable

Accounts payable represents balances due to trade creditors, licensor and fees for professional services incurred for legal, and audit services.

Note 8    Accrued Expenses

June 30,	2010	2009
401 (K) obligation	$26,285	$24,813
Accrued interest on convertible debentures and loan payable	86,630	59,843
Other	68,524	54,706
Totals	$181,439	$139,362

Under the terms of the 401(K) retirement plan, mandatory contributions are required by the Company for 3% of the employees’ pay during the plan year. The amounts in the plan are fully vested with the employees.  The Company’s expense under this plan was $26,285 and $24,813 for the years ended June 30, 2010 and 2009, respectively.

Note 9   Convertible Debentures

In October 2008, the Company issued $10,000 of the 9% debentures to one of its employees who is deemed to be an accredited investor. There was no discount or commission incurred on this sale of the debenture. The beneficial conversion feature was calculated as the difference between the market price of the Company’s common stock on the date of issuance of the convertible debenture less the effective conversion price of $0.12. The Company valued the beneficial conversion feature at its intrinsic value with a corresponding credit to additional paid-in capital in the amount of $2,500. The amortized amount of the beneficial conversion feature in the 9% convertible debentures in the years ended June 30, 2009 was a non-cash charge to income of $2,500. The Company accounted for the new debentures in accordance with current accounting guidance.

In February 2010, the Board of Directors authorized the Company, with the mutual agreement of the debenture holders, to extend the maturity dates of their respective notes in consideration for the extension of the expiration dates of the warrants attached to the convertible debentures if the debenture holders elect to convert their notes into the Company’s common stock. The $0.14 warrants will expire on January 31, 2012 and the $0.18 warrants will expire on January 31, 2013. The majority debenture holder, whose note matured July 31, 2010, elected not to extend the maturity date thereby all of the debentures would be considered in default.  During August and September of 2010, the Company sold an additional $198,000 of its 9% series 2007 convertible debentures as part of its efforts to raise additional capital and thus the one note holder became less than a majority holder and as of the date of this report, the notes are deemed not in default.

As of June 30, 2010 and 2009, the Company has outstanding an aggregate of $733,635 of the 9% convertible debentures that mature between January 31 and June 30, 2011. Of that amount, $563,554 is held by stockholders who are also customers of the Company and employees of the Company. Accrued interest on the debentures was $78,323. In August 2010, The Board of Directors authorized the Company to sell an additional $500,000 of the 9% convertible debentures and as the date of this report has issued $198,000 to accredited investors. The Company has no assurance as to how much in additional subscriptions will be received in the private offering.

If all of the remaining debenture holders at June 30, 2010 elected to convert their debentures and warrants into shares of the Company’s common stock, the Company would be required to issue an additional 10,149,478 shares.

Note 10   Deferred Credits

In January 2006, the Board of Directors and two of its customers, agreed in lieu of an issuance of the Company’s common stock, to receive $150,000 in billing credits applied against their monthly business intelligence software billings at a rate of 25% of the billings commencing January 1, 2006 and July 1, 2006, respectively.

The deferred credits at June 30, 2010 in the respective amounts of $83,667 and $78,196, net of amortization, are expected to be utilized over a 10 to 11 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

Note 11    Derivative Liabilities

The Company’s warrants and its Convertible Notes have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.

Our derivative liabilities increased from $0 at June 30, 2009 to $357,242 at June 30, 2010. As of July 1, 2009, the fair value of these warrants of $766,163 was recognized and resulted in a cumulative effect adjustment to accumulated deficit of $9,021,509. The change in fair value during the year ended June 30, 2010 of $408,921.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at June 30, 2010 and June 30, 2009:

	June 30, 2010	June 30, 2009
Common stock warrants	$43,870	$ -
Embedded conversion features	313,372	-
Total	$357,242	$ -

At June 30, 2010, the derivatives in the debentures and warrants are as follows:

Cumulative effect on July 1, 2009                                                                                                                                                                        $766,163
Change in derivative liability during year ended June 30, 2010                                                                                                                      (408,921)
Total                                                                                                                                                                                                                        $357,242

Note 12      Note Payable-Related Party
In June 2009, the loan payable of $100,000 and the accrued interest thereon of $18,667 to one of its customers that is affiliated with one of the Company’s shareholders were acquired by another related entity. The Company signed a new note, capitalized the previous accrued interest as principal, and bears interest at 7% maturing November 1, 2011. Accrued interest on the note is $8,307.  On August 31, 2010, the Company sold $128,000 of its corporate debentures and used the proceeds to retire the loan payable and the accrued interest.

Note 13   Income Taxes

As of July 1, 2007, the Company adopted the provisions of the current accounting standards, Accounting for Uncertainty in Income Taxes, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions.  The Company believes it does not have any uncertain tax positions taken or expected to be taken in its income tax returns.

At June 30, 2009, the Company had net operating loss carry-forwards totaling approximately $15,150,000 that begin to expire in 2017 through 2028.  The carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382. The Company’s taxable losses, as determined by an independent tax advisor, have created a deferred tax benefit of approximately $1,956,000 that is fully reserved.

In 2010, the primary differences between financial statement reporting and taxable income (loss) was; (1) the change is fair value of the derivatives in not reportable for tax purposes (2) the gain on debt reduction of $65,000 was not includible in taxable income as the deduction was not taken in prior years; (3) revenues of $84,000 from professional fees under GAAP were included in fiscal years 2008 and 2007 taxable calculation and thus excludible in fiscal year 2010; (4) the non-cash share based payments of $17,673 under current accounting guidance is not deductible for tax purposes. However, no tax benefit, either from the prior year's or current year's losses, has been reported in the June 30, 2010 and 2009 financial statements because utilization of the carry-forward is not more likely than not. In the prior year, the Company used up its Texas Net Operating Loss for purposes of the States’ Franchise tax and incurred a liability approximating $13,000 for the current fiscal year.

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

The deferred tax asset at June 30, 2010 and 2009 is as follows:

	2010	2009
Deferred tax asset primarily arising from Net Operating Loss Carry-forwards	$1,976,000		$2,230,000
Adjustment for Internal Revenue Code section 382 Net Operating Loss carry-forwards	(20,000)		(254,000)
	1,956,000		1,976,000
Valuation allowance	(1,956,000)		(1,976,000)
Net deferred tax asset	$-	$	- -

Note 14   Stockholders' Equity

Capital Stock
The Company’s capital structure consists of two classes of stock, preferred and common.  The preferred shares, none of which have been issued, if issued may have a claim to assets superior to those of the common stockholders.
On October 24, 2008, the Company issued 1,000,000 shares of its common stock as a partial payment under the debt reduction agreement with one of its creditors for a total fair value of $140,000 based on the closing stock price on the date of the grant. After the above transaction, the Company had no further issuances of its common stock in fiscal years 2009 and 2010.

Stock Options
In August 2009, the Board of Directors of the Company approved the grant and issuance of options exercisable to purchase an aggregate of 250,000 shares of common stock. The options are exercisable until December 12, 2016 (the “Expiration Date”) at an exercise price equal to $0.08 per share (the “Exercise Price”), which was equal to 100% of the closing market price of the Company’s common stock, as quoted on the OTC Electronic Bulletin Board, on the grant date.  The options were granted and issued under the Company’s 1999 Equity Incentive Plan (the “Plan”) and are subject to the terms and conditions of the Plan. See Note 16 for the estimation of the fair value of the options granted using the Black-Scholes option pricing model.

Note 15     Loss per Share
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

Net loss per share has been computed using the following weighted average number of shares:
	June 30, 2010	June 30, 2009
Shares issued and outstanding	51,931,553	51,931,553
Shares potentially issuable (fully diluted)	73,908,669	72,679,631
Weighted average number of shares outstanding (basic)	51,931,553	51,616,485
Weighted average number of shares outstanding (fully diluted)	73,879,901	72,331,343

Note 16     Share-Based Compensation
The fair value at the date of grant using the Black-Scholes valuation model for options issued in fiscal 2010 was estimated using the following weighted average assumptions respectively: (a) no dividend yield on our common stock, (b) expected stock price volatility of 187.91%, (c) a risk free interest rate of 1.76% and (d) an expected option term of 2.8 years.  The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, the immediate vesting and expectations of future employee behavior. For fiscal 2010, expected stock price volatility is based on the historical volatility of our stock.  The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of the grant with an equivalent expected term of life.  The Company has not paid any dividends in the past and does not currently plan to any dividends in the future. The non-cash charge of $17,673 for the share-based compensation in fiscal 2010 represents the total fair value and was recorded in accordance with current accounting guidance. The Company had no stock-based compensation expense in 2009.

Note 17   1999 Equity Incentive Plan
On October 19, 1999, the Company adopted the 1999 Equity Incentive Plan to provide incentives to employees, directors and consultants. On May 14, 2001, the stockholders approved an increase in the number of options reserved under the Plan from 1,000,000 to a total of 1,500,000 shares of common stock for issuance with the maximum term of options being ten years. On November 13, 2003, the Company's stockholders approved an increase in the number of shares issuable under the Plan equal to 20% of the issued and outstanding shares. The Board of Directors, which has the exclusive power over the granting of options and their vesting provisions, has granted a total of 7,025,000 options to executives, employees, directors and one vendor that were fully vested as of the date of the grant.  All options granted have a seven-year term.

	2010		2009
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	6,775,000	$0.16	6,775,000	$0.16
Granted	250,000	$0.08	-	$0.16
Exercised	-	$0.16	-	$0.16
Forfeited	-	$0.16	-	$0.26
Options outstanding, vested and exercisable at end of year	7,025,000	$0.157	6,775,000	$0.26

Note 18       Related Party Transactions
Seven of our customers who are also stockholders in the Company, generated revenues approximating $362,500 and $338,600 in the years ended June 30, 2010 and 2009.  A principal in one current customer serves as a member of the Board of Directors and the Audit Committee.

In October 2008, an employee of the Company purchased $10,000 of the 9% convertible debentures for cash.

In June 2009, the loan payable of $100,000 from one of the Company’s customers that is affiliated with one of the Company’s shareholders was purchased by a related party including the accrued interest of $18,667.  The new note of $118,667 bears interest at 7% and matures November 1, 2011.

The Company paid rent in the amount of $8,000 to a significant shareholder for its office space in Northbrook, Illinois, including administrative services, during the fiscal year ended June 30, 2009. The month-to-month rental agreement was terminated February 28, 2009.

Note 19    Commitments and Contingencies

Leases

In June 2008, The Company entered into a 64 month “triple net” lease agreement.  Terms of the agreement provide for an average base rent of $4,329 over the term of the lease plus the Company’s pro rata share of real estate and common area costs.

The Company also has a one year lease for $650 per month at its Northbrook, Illinois office that will increase to $700 per month effective October 1, 2010.  Total rent expense for the fiscal years ended June 30, 2010 and 2009 was $59,742 and $62,867, respectively. The Company accounts for these leases as operating leases in accordance with current accounting guidance.

Concentrations
During the fiscal years 2010 and 2009, Burger King Corporation represented more than 42% and 55%, respectively, of the Company’s total revenues. In both fiscal years 2010 and 2009, seven customers who are also stockholders of the Company, generated $362,500 and $338,600 of the Company's revenues, respectively. The Company believes it has excellent relationships with all of these customers except one who notified the Company that effective August 1, 2010, he would no longer use our services.  The loss of that customer’s revenue will impact future year’s revenues by 6.6% without any further revenue increase.

Contracts

In 2010, the Company extended the maturity dates of the convertible debentures with the exception of its then majority holder and negotiated a new note with a related party.  In August and September 2010, the Company sold an additional $198,000 of it 9% Convertible Debentures to related parties, all of whom are accredited investors.

In August 2007, the Company renegotiated a commission agreement with an outside consulting company. The terms of the new agreement provide for monthly payments of $3,000 for four years commencing July 1, 2007.

Scheduled principle payments on the above obligations are as follows:

Fiscal year	Convertible Debentures	Note Payable- Related Party	Debt Reduction Agreement	Commissions	Rent	Total
2011	$733,635	-	$490,000	$36,000	$55,009	$1,074,644
2012		$118,667	-	-	56,592	295,259
2013			-	-	58,575	178,575
2014	-	-	-	-	14,643	14,643
2015	-	-	-	-	-	-
Total payments	$733,635	$118,667	$490,000	$36,000	$184,819	$1,563,121

Licenses

In January 2007, the Company executed a Settlement Agreement and Release of Claims with a competitor providing for the full and final settlement of patent litigation.  Under the terms of the Settlement Agreement, the Company was granted a non-exclusive license to utilize the patent that formed the subject matter of the litigation. In consideration of that license, the Company agreed to pay a royalty fee ranging between 6.0% and 7.5% but only on revenues generated from the Company’s business intelligence software provided within the restaurant industry. The total expense under this agreement for the years ended June 30, 2010 and 2009 is $80,356 and $75,054, respectively.  The Company has not paid the current year’s obligation of $80,356 that is reflected in the accounts payable above.

Litigation

As of the date of this report, there are no pending legal proceedings in which we or any of our officers, directors or affiliates is a party, and we are not aware of any threatened legal proceedings.

Contingencies

None

Note 20    Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an operating deficit of $9,021,513 through the fiscal year ended June 30, 2010. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet.  The Company's ability to continue as a going concern is dependent on its ability to improve operating results and increase its financing cash flows, if any.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 21  Subsequent Events

In August 2010, the Board of Directors authorized an increase in the debt limit of the Convertible Debentures by $500,000 and as of the date of this report has sold $198,000 to accredited investors.
The Company is attempting to negotiate the amount due under the debt reduction agreement at less than its face value and expects to reach a favourable resolution by the end of the calendar year.

Note 22    Restatement of the Quarters ended September 30, 2009, December 31, 2009 and March 31, 2010

The Company has restated its quarterly unaudited financial statements to reflect the current accounting guidance, “Determining Whether an Instrument (or imbedded Feature) is Indexed to an Entity’s Own Stock”. The Company’s 9% Convertible Debentures and the Warrants previously issued  have reset provisions to the exercise price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This provision required a reclassification to the liability based on the reset feature of both the debentures and warrants if the Company sells equity or derivatives at a price below the exercise price of the notes and warrants.

Following are the restated financial statements for the three quarters:

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30,		September 30,
	2009		2009
	As Reported	Adjustment	As Restated
	(Unaudited)		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,251		$13,251
Accounts receivable	69,500		69,500
Deferred commission expense	36,762		36,762
Refundable security deposit	17,413		17,413
Prepaid expenses	28,000		28,000
Total current assets	164,926		164,926
Property and equipment, net of accumulated depreciation	39,139		39,139
Other assets
Security deposit – long term	8,707		8,707
Deferred commission - long term	27,572		27,572
Total Assets	$240,344		$240,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Obligation from debt reduction agreement – current portion	$120,000		$120,000
Accounts payable	138,296		138,296
Accrued expenses	155,088		155,088
Current portion - deferred revenue	111,017		111,017
Current portion – deferred credits	14,644		14,644
Convertible debentures	733,635		733,635
Derivative liabilities –debentures and warrants	-	803,437	803,437
Total Current Liabilities	1,272,680	803,437	2,076,117
Obligation from debt reduction agreement – long-term portion	435,000		435,000
Note payable	118,667		118,667
Deferred revenues – net of current portion	48,277		48,277
Deferred credits – net of current portion	158,134		158,134
Total liabilities	2,032,758	803,437	2,836,195
Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at September 30, 2009 and June 30, 2009 2008	-		-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 51,931,553 shares issued and outstanding at September 30 2009 and June 30, 2009	5,193		5,193

Additional paid-in capital	6,933,300		6,933,300
Accumulated deficit	(8,730,907)	(803,437)	(9,534,344)
Total Stockholders' Deficit	(1,792,414)	(803,437)	(2,595,851)
Total Liabilities and Stockholders' Deficit	$240,344	$-	$240,344

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
 Consolidated Statements of Operations

	(Unaudited)
	Three Months Ended September 30, 2009
	As Reported	Adjustment	As Restated

Revenue	$501,088		$501,088
Cost of revenue	145,935		145,935
Research and development	129,627		129,627
Marketing and selling	58,565		58,565
General and administrative	129,377		129,377
Total operating expenses	463,504		463,504
Income from operations	37,584		37,584
Interest expense, net	(20,813)		(20,813)
Income (loss) before provision for other income (expense) and income taxes	16,771		16,771
Change in fair value of derivatives	-	(37,274)	(37,274)
Provision for income taxes	6,917	-	6,917
Net Income (loss)	$9,854	(37,274)	$(27,420)

Net Income (loss) per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares – basic and diluted	51,931,553		50,931,553

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31,		December 31,
	2009		2009
	As Reported	Adjustment	As Restated
	(Unaudited)		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,890		$20,890
Accounts receivable	102,771		102,771
Deferred commission expense	36,762		36,762
Refundable security deposit	-		-
Prepaid expenses	22,082		22,082
Total current assets	182,505		182,505
Property and equipment, net of accumulated depreciation	34,249		34,249
Other assets
Security deposit – long term	8,707		8,707
Deferred commission - long term	18,381		18,381
Total Assets	$243,842		$243,842

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Obligation from debt reduction agreement – current portion	$120,000		$120,000
Accounts payable	111,804		111,804
Accrued expenses	182,226		182,226
Current portion - deferred revenue	116,607		116,607
Current portion – deferred credits	14,828		14,828
Convertible debentures	733,635		733,635
Derivative liabilities –debentures and warrants	-	484,376	484,376
Total Current Liabilities	1,279,100	484,376	1,763,476
Obligation from debt reduction agreement – long-term portion	435,000		435,000
Note payable	118,667		118,667
Deferred revenues – net of current portion	33,111		33,111
Deferred credits – net of current portion	154,357		154,357
Total liabilities	2,020,235	484,376	2,504,611
Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at December 31, 2009 and June 30, 2009 2008	-		-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 51,931,553 shares issued and outstanding at September 30 2009 and June 30, 2009	5,193		5,193

Additional paid-in capital	6,933,300		6,933,300
Accumulated deficit	(8,714,886)	(484,376)	(9,199,262)
Total Stockholders' Deficit	(1,776,393)	(484,376)	(2,260,769)
Total Liabilities and Stockholders' Deficit	$243,842	$-	$243,842

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
 Consolidated Statements of Operations

	(Unaudited)
	Three Months Ended December 31, 2009
	As Reported	Adjustment	As Restated

Revenue	$485,036		$485,036
Cost of revenue	158,060		158,060
Research and development	117,820		117,820
Marketing and selling	76,208		76,208
General and administrative	93,635		93,635
Total operating expenses	445,723		445,723
Income from operations	39,313		39,313
Interest expense, net	(20,814)		(20,814)
Income (loss) before provision for other income (expense) and income taxes	18,499		18,499
Change in fair value of derivatives	-	319,061	319,061
Provision for income taxes	2,478	-	2,478
Net Income (loss)	$16,021	319,061	$335,082

Net Income (loss) per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares – basic and diluted	51,931,553		51,931,553

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
 Consolidated Statements of Operations

	(Unaudited)
	Six Months Ended December 31, 2009
	As Reported	Adjustment	As Restated

Revenue	$986,124		$986,124
Cost of revenue	303,995		303,995
Research and development	247,447		247,447
Marketing and selling	134,772		134,772
General and administrative	223,014		223,014
Total operating expenses	909,228		909,228
Income from operations	76,896		76,896
Interest expense, net	(41,627)		(41,627)
Income (loss) before provision for other income (expense) and income taxes	35,269		35,269
Change in fair value of derivatives	-	281,787	281,787
Provision for income taxes	9,394	-	9,394
Net Income (loss)	$25,875	$281,787	$307,662

Net Income (loss) per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares – basic and diluted	51,931,553		51,931,553

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31,		March 31,
	2010		2010
	As Reported	Adjustment	As Restated
	(Unaudited)		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$46,927		$46,927
Accounts receivable	93,013		93,013
Deferred commission expense	36,762		36,762
Refundable security deposit	-		-
Prepaid expenses	18,929		18,929
Total current assets	195,631		195,631
Property and equipment, net of accumulated depreciation	34,254		34,254
Other assets
Security deposit – long term	8,707		8,707
Deferred commission - long term	9,191		9,191
Total Assets	$247,783		$247,783

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Obligation from debt reduction agreement – current portion	$120,000		$120,000
Accounts payable	112,878		112,878
Accrued expenses	189,158		189,158
Current portion - deferred revenue	111,926		111,926
Current portion – deferred credits	15,014		15,014
Convertible debentures	733,635		733,635
Derivative liabilities –debentures and warrants	-	658,223	658,223
Total Current Liabilities	1,282,611	658,223	1,940,834
Obligation from debt reduction agreement – long-term portion	435,000		435,000
Note payable	118,667		118,667
Deferred revenues – net of current portion	17,945		17,945
Deferred credits – net of current portion	150,533		150,533
Total liabilities	2,004,756	658,223	2,662,979
Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at March 31, 2010 and June 30, 2009	-		-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 51,931,553 shares issued and outstanding at March 31, 2010 and June 30, 2009	5,193		5,193

Additional paid-in capital	6,933,300		6,933,300
Accumulated deficit	(8,695,466)	(658,223)	(9,353,689)
Total Stockholders' Deficit	(1,756,973)	(658,223)	(2,415,196)
Total Liabilities and Stockholders' Deficit	$247,783	$-	$247,783

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
 Consolidated Statements of Operations

	(Unaudited)
	Three Months Ended March 31, 2010
	As Reported	Adjustment	As Restated

Revenue	$478,872		$478,872
Cost of revenue	157,646		157,646
Research and development	128,296		128,296
Marketing and selling	59,588		59,588
General and administrative	91,233		91,233
Total operating expenses	436,763		436,763
Income from operations	42,109		42,109
Interest expense, net	(20,395)		(20,395)
Income (loss) before provision for other income (expense) and income taxes	21,714		21,714
Change in fair value of derivatives	-	(173,847)	(173,847)
Provision for income taxes	2,294	-	2,294
Net Income (loss)	$19,420	$(173,847)	$154,427

Net Income (loss) per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares – basic and diluted	51,931,553		51,931,553

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
 Consolidated Statements of Operations

	(Unaudited)
	Nine Months Ended March 31, 2010
	As Reported	Adjustment	As Restated

Revenue	$1,464,996		$1,464,996
Cost of revenue	461,641		461,641
Research and development	375,743		375,743
Marketing and selling	194,360		194,360
General and administrative	314,248		314,248
Total operating expenses	1,345,992		1,345,992
Income from operations	119,004		119,004
Interest expense, net	(62,022)		(62,022)
Income (loss) before provision for other income (expense) and income taxes	56,982		56,982
Change in fair value of derivatives	-	107,940	107,940
Provision for income taxes	11,687	-	11,687
Net Income (loss)	$45,295	$107,940	$153,235

Net Income (loss) per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares – basic and diluted	51,931,553		51,931,553

The accompanying notes are an integral part of these consolidated financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of June 30, 2010, our internal control over financial reporting was ineffective based on those criteria.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  We have identified the following material weaknesses:

• As of June 30, 2010, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

• As of June 30, 2010, effective controls over transactions were not maintained.  Specifically, controls were not designed and in place to ensure that the derivative liabilities were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness resulted in restatement of the three quarterly periods ended September 30, 2009, December 31, 2009, and March 31, 2010.

Changes in Internal control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

                      Part III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act.

Name	Age	Position	Term
Chris Ball	44	Chief Operating Officer, Chief Executive Officer, President and Director	COO from September 28, 2004 through April 25, 2006. CEO from April 25, 2006 through present day. Director from May 4, 2006 through present day.
C. Drew Seale	41	Chief Technical Officer and Director	From September 28, 2004 through present day. Director from May 10, 2006 through present day.
Jack Rabin	70	Chief Financial Officer, Director and member of the Compensation Committee	Director from March 2004 through present day. CFO from September 28, 2004 through present day.
Michael Shahsavari	61	Chairman of the Board and Chairman of the Audit Committee	From October 7, 2004 through present day.
Kenneth Johnson	57	Director	From December 12, 2007 through present day.
Farsheed Ferdowsi	55	Director	From March 19, 2008 through present day.
Paul Dwyer	50	Director	From October 7, 2004 through present day.

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

Chris Ball, 44, has served as XFormity's Chief Executive Officer since April 25, 2006.  From June 2002 through April 25, 2006, he served as XFM's Chief Operating Officer.  From April 2000 through May 2002, he worked as Vice President, Operations for VertaPort, Inc.  From May 1998 through March 2000, he worked as a project management consultant for a division of US Freightways.  As a consultant for the US Freightways' division, he was responsible for the development of their business-to-business auction solution.  Mr. Ball earned a Bachelor of Science Degree in Aerospace Engineering from California Polytechnic University and a Masters in Business Administration from Texas Christian University.

C. Drew Seale, 41, has served as XFormity's Chief Technology Officer since September 2004.  From June 2002 through September 2004, he served as XFM's Chief Technology Officer. From September 1999 through May 2002, he worked as the Vice President of Applications Development for VertaPort, Inc., where he was responsible for all technology development.  From January 1996 through August 1999, he worked as the Director of Application Architecture for Sea-Land, Inc., a shipping company with over 9,000 employees.  Mr. Seale earned a Bachelor of Science Degree (BS) in advertising from the University of Texas and a Master in Business Administration from Texas Tech University.

Jack Rabin, 70, has been our Chief Financial Officer since July 2004 and a director since March 2004. He was also Chief Financial Officer of Paradigm Group II, LLC since its inception in 2000 until June 30, 2004.  Previously he served as Chief Financial Officer of a major national underwriting firm from 1998 to 2000 and Corporate Controller of the Illinois Superconductor Corp. from 1993 to 1998.  He received a BS degree in business administration from Roosevelt University in 1961 and has a CPA certificate from the University of Illinois.

Michael Shahsavari, 61, has worked in the restaurant industry for the past 25 years as an owner and Chief Financial Officer of franchisees for major brands such as Taco Bell and Pizza Hut.  In total, the companies with which Mr. Shahsavari is affiliated employ over 1800 people.  Mr. Shahsavari received a Bachelor of Arts in accounting from the London School of Accountancy and is a Fellow member of the Institute of Chartered Accountants in England & Wales and is the Chairman of the Board and Chairman of the Audit Committee.

Ken Johnson, 57, for the past 15 years, Mr. Johnson has served as President of NA Sales, Inc. a consulting firm specializing in sales, marketing and business development. Mr. Johnson has been paid as an outside consultant to the Company since December 2006. Current clients, besides XFormity, Inc include RSM McGladrey Financial Process Outsourcing.  Other past clients include Pillsbury/Green Giant Fresh where he played a major role in the development of new products and markets for that produce brand; Golden State Foods Corporation where he worked to develop and implement a sales and marketing plan to pursue chain account manufacturing business; John I. Haas, a worldwide leader in the growing and marketing of Hops where he worked on the integration of a diverse line of manufacturing businesses that they acquired.

Farsheed Ferdowsi, 55, was the Founder, President and CEO of PayMaxx, Inc. prior to its sale to CompuPay, Inc. in July 2005.  Founded in 1991, PayMaxx was a technology-centric, customer-focused payroll outsourcing service provider.  At the time of its sale, it ranked among the top-10 in its industry and served clients in all 50 states.  After the business combination with CompuPay, Mr. Ferdowsi served the combined entity as a member of the Executive Team as Chief Development Officer until August 2007.  Subsequently, he launched Victor Hope Capital, LLC to seek opportunities in private equity investments and real estate development projects.  The Nashville Business Journal named Mr. Ferdowsi the 2002 Entrepreneur of the Year.  Mr. Ferdowsi holds a Master’s degree in structural engineering from the University of California in Berkeley and a Bachelor’s degree in civil engineering from Vanderbilt University.

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

The Board of Directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Christopher Ball, Chief Executive Officer and President, at the Company's principal executive offices located in Dallas, Texas and provide to Mr. Ball, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SK, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before June 30, 2011.

The Board of Directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

Meetings and Committees of the Board of Directors

The Board meets as often as necessary to perform its duties and responsibilities.

 a.       Meetings of the Board of Directors

During the fiscal year ended June 30, 2010, four meetings of the Board of Directors were held, including scheduled and special meetings, each of which were attended by a minimum of five, if not all of the seven Directors. Meetings are conducted either in person or by telephone conference.

Mr Dwyer did not attend the last 4 meetings due to business conflicts.

Outside Directors receive no compensation for their attendance at meetings, although they are reimbursed their expenses associated with such attendance.  Messrs. Ferdowsi received stock option grants for $250,000 shares at an exercise price of $0.08 expiring in seven years in fiscal year ended June 30, 2010.

b.       Committees

The Board appoints committees to help carry out its duties. In particular, board committees work on key issues in greater detail than would be possible at full board meetings.  Each committee reviews the result of its meetings with the full board.

During the year ended June 30, 2010, the board had standing audit and compensation committees.

Audit Committee and Audit Committee Financial Expert

In 2010, the audit committee was composed of Mr. Shahsavari, Mr. Seale and Mr. Rabin.

The Board of Directors has determined that Mr. Shahsavari is independent and qualified as an Audit Committee financial expert within the meanings of Regulation S-K, Section 407(d) (5) (i) and (ii).  For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

During the fiscal year ended June 30, 2010 the audit committee had four meetings. The committee is responsible for accounting and internal control matters.  The audit committee:

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

2.
Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the years ended June 30, 2010 and 2009 be included in the Company's Annual Report of Form 10-K for the fiscal year ended June 30, 2010 for filing with the Commission.

By the Audit Committee: Mr. Shahsavari, Mr. Seale and Mr. Rabin.

Compensation Committee

During the fiscal year ended June 30, 2010, the Compensation Committee was comprised of Messrs. Ferdowsi, Johnson and Ball who determined and approved appropriate executive compensation and under the bonus arrangement.  The Committee will continue to evaluate and determine executive compensation for the fiscal year ended June 30, 2011 based on the Company’s performance.

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

Based solely upon public reports of ownership filed by such persons and the written representations received by the Company from those persons, all of our officers, directors and 10% owners have satisfied these requirements during the most recent fiscal year.

Code of Ethics

The Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees subsequent to fiscal year ended June 30, 2004. This was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.  The Company will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics.  Such request should be made in writing and addressed to Investor Relations, XFormity Technologies, Inc., 4100 Spring Valley Road, Suite 800, Dallas, Texas 75244.  Further, our Code of Business Conduct and Ethics may be viewed on our internet website at www.xformity.com or on the website of the SEC at www.SEC.gov.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Option Award ($)	All Other Compensation ($)	Total ($)

Chris Ball, Chief Executive Officer	2010 2009 2008	144,888 138,408 122,400	-0- -0- 271,168(1)	250(2) 250(2) 2502)	145,138 138,658 393,818

C. Drew Seale, Chief Technical Officer	2010 2009 2008	144,888 138,408 122,400	-0- -0- 271,168(1) -	250(2) 250(2) 250(2)	145,138 138,658 393,818

Jack Rabin, Chief Financial Officer	2010 2009 2008	78,444 72,264 61,200	-0- -0- 135,584(1)	250(2) 250(2) 250(2)	78,694 72,514 197,034

 (1) This amount represents the dollar amount recognized for financial reporting purposes with respect to fiscal 2008 for the fair value of stock options granted to the above executives in 2008 in accordance with current accounting guidance.  Assumptions used in the calculation of this amount are included in Note 13 to the Company’s audited financial statements for the year ended June 30, 2008.  These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by these named officers.

 (2)  Includes total cost of term life insurance premiums paid for employees' coverage up to $50,000.

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

All of the unexercised options are fully vested and there are no outstanding equity incentive plan awards currently granted.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

Name (a)	Grant Date (b)	All Other Option Awards: Number of Securities Underlying Options # (j)	Exercise or Base Price of Option Awards $ (k)	Grant Date Fair Value of Stock and Option Awards (l)	Number of securities underlying unexercised options(#) exercisable
Chris Ball, Chief Executive Officer	12/12/2007	2,000,000	$0.16	$271,168	2,000,000
Drew Seale, Chief Technical Officer	12/12/2007	2,000,000	$0.16	$271,168	2,000,000
Jack Rabin, Chief Financial Officer	12/12/2007	1,000,000	$0.16	$135,584	1,000,000

(1)
This amount represents the dollar amount recognized for financial reporting purposes with respect to fiscal 2008 for the fair value of stock options granted to the above executives in 2008 in accordance with current accounting guidance.  Assumptions used in the calculation of this amount are included in Note 13 to the Company’s audited financial statements for the year ended June 30, 2008.

DIRECTORS COMPENSATION

Name(a)	Date Awarded	Option Awards ($)(d)	Total ($)
Farsheed Ferdowsi	8/12/09	$17,673	$16,763
Michael Shahsavari,	12/12/07	$33,896	$33,896
Paul Dwyer	12/12/07	$33,896	$33,896
Ken Johnson	12/12/07	$33,896	$33,896

(d) This amount represents the dollar amount recognized for financial reporting purposes with respect to fiscal 2010 for the fair value of stock options granted to the above executive on August 12, 2009 and December 12, 2007, respectively, in accordance with current accounting guidance.  Assumptions used in the calculation of this amount are included in Note 15 to the Company’s audited financial statements for the year ended June 30, 2010.

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

No executive officer, director or control person received compensation, perquisites and other personal benefits during the fiscal years ended June 30, 2010, 2009 and 2008 other than as reflected in the above table.

The compensation committee of the Board of Directors has recommended that this Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010.

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

Name and Address of Beneficial Owner (2) (3)
Chris Ball (4)	3,227,465	5.85%
Drew Seale (5)	3,102,798	5.64%
Michael Shahsavari (6)	688,667	1.31%
Farzin Ferdowsi (7)	3,813,114	6.85%
Homayoun Aminmadani (8)	3,807,880	6.84%
Donald Ghareeb (9)	9,060,901	14.86%
Jack Rabin (10)	1,465,000	2.74%
Ken Johnson (11)	580,600	1.11%
Paul Dwyer (12)	250,000	.48%
Farsheed Ferdowsi	741,233	1.41%
Cook County Pension and Benefit Fund	4,037,724	7.21%
Paradigm Group II, LLC (13)	-	-

All officers and directors as a group-seven persons	10,055,763	18.53%

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

(2)
The percentages shown are calculated based upon 51,931,553 shares of common stock outstanding on August 14, 2010. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of August 14, 2010 upon the exercise of options, warrants and conversion feature under the convertible debenture are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)
Unless otherwise stated, the beneficial owner's address is c/o 4100 Spring Valley Road, Suite 800, Dallas, Texas 75244.  Jack Rabin’s address is 707 Skokie Blvd. Suite 500, Northbrook, IL 60062. Messrs. Shahsavari, Ferdowsi and Aminmadani address is 1728 General George Patton Drive, Suite 200, Brentwood, TN 37027. Donald Ghareeb’s address is 4268 Cahaba Heights Court, Birmingham, AL 35243.

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

In August 2009, the Board of Directors approved a grant of 250,000 options to Farsheed Ferdowsi, the newest member of the Board with a recognized value of $17,673 for accounting purposes.

In the fiscal year ended June 30, 2009, the Company paid Paradigm Group II, LLC rent of $8,000. The rent included administrative services provided to the Company. The Company terminated this agreement as of March 1, 2009.

Customers, who are also stockholders in the Company, generated revenues approximating $362,000 and $338,000 in fiscal years 2010 and 2009, respectively.  Michael. Shahsavari, a principal in one of those customers, has served as Chairman of the Board of Directors and a member of the Audit Committee.

Item 14.  Principal Accountant Fees and Services.

In 2008, the Company retained M&K CPAS, PLLC as our principal accountants to audit the financial statements for fiscal years ended June 30, 2010 and 2009. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our Audit Committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices previously adopted by the Audit Committee effective June 2005. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.	2010	2009
Audit fees - audit of annual financial statements and review of financial statements included in our 10-Q, services normally provided by the accountant in connection with statutory and regulatory filings.	$34,000	$39,275

Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	-0-	1,500

Tax fees - tax compliance, tax advice and tax planning	-0-	225

All other fees - services provided by our principal accountants other than those identified above	-0-	-0-
Total fees paid or accrued to our principal accountants	$34,000	$56,350

Item 15.  Exhibits and Reports on Form 8-K.

Exhibit No.		Title
*	3.1	Articles of Incorporation dated June 11, 1991
***	3.2	Articles of Amendment to Articles of Incorporation dated October 19, 1999
*	3.3	Bylaws
***	4.1	Specimen Common Stock Certificate
***	4.2	Specimen Warrant Certificate
	4.3	1999 Equity Incentive Plan
***	5.0	Opinion of Neuman & Drennen, LLC
**	10.1	Agreement and Plan of Reorganization dated as of August 27, 1999
***	10.2	Purchase Agreement between International Capital Funding, Inc. and Jonathan Cohen dated September 1, 1999
***	10.3	Registration Rights Agreement between International Capital Funding, Inc. and Jonathan Cohen dated September 1, 1999
***	10.4	Joint Venture Technology Agreement between XML - Global Technologies, Inc., Gnosis, Inc. and David R. R. Webber dated as of November 18, 1999
***	10.5	Consulting Agreement between Data Xchg, Inc. and David Webber
***	10.6	License Agreement between Data Xchg, Inc. and XML - Global Technologies, Inc.
***	10.7	Pre-Incorporation Agreement between XML - Global Technologies, Inc. and David Webber
***	10.8	Form of Lock-up and Vesting Agreement
***	10.9	Securities Purchase Agreement between XML - Global Technologies, Inc. and XML Fund, LLC dated January 13, 2000
***	10.10	Securities Purchase Agreement between XML - Global Technologies, Inc. and XML Fund, LLC dated April 5, 2000
***	10.11	Securities Purchase Agreement between XML - Global Technologies, Inc. and the Tomasovich Family Trust
***	10.12	Securities Purchase Agreement between XML - Global Technologies, Inc. and Tomasovich Family Trust
***	10.13	Unit Purchase Option Agreement between XML - Global Technologies, Inc. and Westminster Securities Corp.
***	10.14	Commercial Lease with Radical Entertainment Ltd. dated May 5, 1999
***	10.15	Software Development and License Agreement between B2Binternet, Inc. and XML - Global Technologies, Inc. dated June 12, 2000
***	10.16	Letter Agreement between PenOp, Limited and XML - Global Technologies, Inc. dated June 1, 2000
****	10.17	Agreement to Exchange Stock dated June 28, 2000 with David Webber
*****	10.18	Employment Agreement dated as October 16, 2000 between XML - Global Technologies, Inc. and Gordon Ebanks
*****	10.19	Employment Agreement dated as July 26, 2001 between XML-Global Technologies, Inc., XML-Global Research, Inc. and Peter Shandro
*****	10.20	Addendum dated May 17, 2002 to the Employment Agreement dated as October 16, 2002 between XML-Global Technologies, Inc. and Gordon Ebanks
*****	10.21	Employment Agreement dated as June 10, 2002 between XML-Global Technologies, Inc., XML-Global Research, Inc. and John McAughtry
	10.22	Software licensing and support agreement dated as June 14, 2002 between XML Technologies, Inc. and Iway Software Company, an Information Builders Company

******	10.24	Agreement dated January 29, 2003 between XML - Global Technologies, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, LP governing a license to The Qube software
******	10.25	Promissory Note dated January 29, 2003 in the amount of $200,000 in favour of XML - Global Technologies, Inc.
******	10.26	Promissory note guaranty in favour of XML - Global Technologies, Inc.
******	10.27	Voting Agreement between XML - Global Technologies, Inc. and Paradigm Group II, LLC
******	10.28	General proxy of Paradigm Group II, LLC
******	10.29	OEM agreement dated January 29, 2003 between XML - Global Technologies, Inc., XFormity, Inc. and Paradigm Group II, LLC
*******	10.30	Mutual Specific Release dated April 21, 2003 between XML _ Global Technologies, Inc, Paradigm Group II, LLC and Paradigm Millennium Fund, LP releasing the parties from various obligations
*******	10.31	Supplemental Term Sheet dated April 9, 2003 from Paradigm Group II, LLC, offering to purchase stock from XML - Global Technologies, Inc.
*******	10.32	Notice of Termination by Information Builders, Inc. and iWay Software Company to XML - Global Technologies, Inc. in respect of a Software Licensing and Support Agreement dated June 14, 2002
*******	10.33
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

********	10.35	Employment agreement dated May 29, 2003 between Xtract Informatics Inc. and Garry Kupecz.
********	10.36	Agreement dated July 29, 2003 between Liang Wang, Kai Xu, Hai Bo Fan, Jianwen Zhang and XML Global Technologies, Inc. a Colorado company and it’s wholly owned subsidiaries.
********	10.37	Letter of intent dated June 30, 2003 between XML-Global Technologies, Inc. and Xenos Group Inc.
********	10.38	Definitive purchase and sale agreement dated August 21, 2003 between XML-Global Technologies, Inc. and Xenos Group Inc.
********	10.39	iWay Software, Inc. Termination Agreement and Mutual General Release.
********	10.40	Xtract Sale Agreement
********	10.41	Transfer Agreement dated April 14, 2003 with Developers
	10.42	Grant of Right of First Option dated April 14, 2003 with Developers
********	10.43	Agreement dated July 4, 2003 with Developers
*********	10.44	Agreement and Plan of Merger dated as of August 13, 2004.
*********	10.45	Articles of Amendment to Articles of Incorporation
*********	10.46	Statement of Merger
*********	10.47	Closing Escrow Agreement dated as of September 27, 2004.
*********	10.48	B-50 Indemnity Agreement dated as of September 27, 2004
*********	10.49	Holdback Escrow Agreement dated as of September 27, 2004
*********	10.50	Indemnity Agreement by and among XFormity, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, L.P. dated as of September 27, 2004.

*********	10.51	Escrow Agreement by and among XFormity, Inc., Paradigm Group II, LLC Paradigm Millennium Fund, L.P. and Clifford L. Neuman, P.C. dated as of September 27, 2004.
*********	10.52	Employment Agreement by and among XFormity, Inc. and Jack Rabin effective as of September 27, 2004.
*********	10.53	Employment Agreement by and among XFormity, Inc. and Drew Seale effective as of September 27, 2004.
*********	10.54	Employment Agreement by and among XFormity, Inc. and Mark Haugejorde effective as of September 27, 2004.
*********	10.55	Employment Agreement by and among XFormity, Inc. and Chris Ball effective as of September 27, 2004.
	10.56	General Security Agreement dated January 27, 2006 (filed herewith)
	10.57	Trust Indenture dated January 27, 2006 (filed herewith)
	10.58	Subordination Agreement dated January 27, 2006 (filed herewith)
XX	10.59	Settlement Agreement and Release between Xformity Technologies, Inc. and Mark Haugejorde dated April 26, 2006
**********	10.60	Non-exclusive license agreement with b-50.com, LLC dated January 2, 2007
#	10.61	Settlement Agreement Release between XFormity, Inc., XFormity Technologies, Inc. and Andrews Kurth, LLP dated October 10, 2008.
X	14.1	Code of Ethics
***	22.0	List of Subsidiaries
##	31.0	Certifications
##	32.0	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Registration Statement on Form 10-SB filed with the Commission on November 18, 1997
**	Incorporated by referenced from the Current Report on Form 8-K which was filed with the Commission on September 8, 1999
***	Incorporated by reference from the Registration Statement on Form SB-2 which was filed with the Commission on October 3, 2000
****	Incorporated by reference from the Current Report on Form 8-K that was filed with the Commission on June 30, 2000.
*****	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended June 30, 2002, which was filed with the Commission on September 30, 2002
******	Incorporated by reference from the Quarterly Report on Form 10-QSB for the period ended December 31, 2002, which was filed with the Commission on February 14, 2003
*******	Incorporated by reference from the Quarterly Report on Form 10-QSB for the period ended March 31, 2003, which was filed with the Commission on May 15, 2003
********	Incorporated by reference from the Annual Report on Form 10-KSB for the period ended June 30, 2003, which was filed with the Commission on October 10, 2003
*********	Incorporated by reference from the Current Report on Form 8-K, which was filed with the Commission on October 1, 2004
**********	Incorporated by reference from the Current Report on Form 8-K, which was filed with the Commission on January 4, 2007
X	Incorporated by reference from the Annual Report on Form 10-KSB for the period ended June 30, 2004, which was filed with the Commission on October 14, 2004
XX	Incorporated by reference from the Annual Report on Form 10-KSB/A for the period ended June 30, 2006, which was filed with the Commission on October 17, 2006
#	Incorporated by reference from the Current Report on Form 8-K dated October 28, 2008 as filed with the Commission on October 28, 2008.
##	Incorporated by reference from the Current Report on Form 8-K dated August 31, 2010 as filed with the Commission on September 7, 2010.
###	Incorporated by reference from the Current Report on Form 8-K dated September 15, 2010 as filed with the Commission on September 21. 2010

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

XFormity Technologies, Inc.

Date: October 13, 2010	/s/ Christopher Ball Christopher Ball Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christopher Ball Christopher Ball	Chief Executive Officer and Director	October 13, 2010
/s/ C. Drew Seale	Chief Technical Officer and Director	October 13, 2010
C. Drew Seale

/s/ Jack Rabin	Chief Financial Officer and Director	October 13, 2010
Jack Rabin

/s/ Michael Shahsavari	Director	October 13, 2010
Michael Shahsavari

/s/ Paul Dwyer	Director	October 13, 2010
Paul Dwyer

/s/ Kenneth Johnson	Director	October 13, 2010
Kenneth Johnson

/s/ Farsheed Ferdowsi	Director	October 13, 2010
Farsheed Ferdowsi