Form 10-Q
period 2010-09-30
XFormity Technologies, Inc.
filed 2010-11-15
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the Issuer’s Common stock, $0.0001 par value, at November 15, 2010 is 51,931,553.

XFormity Technologies, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30,	June 30,
	2010	2010
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$ 110,133	$ 76,952
Accounts receivable	98,691	54,861
Deferred commission expense	27,572	36,762
Prepaid expenses	30,358	5,492
Total current assets	266,754	174,067
Property and equipment, net of accumulated depreciation	31,411	33,569
Security deposit	8,707	8,707
Total Assets	$ 306,872	$ 216,343

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Obligation from debt reduction agreement	$ 490,000	$ 490,000
Note payable-related party	-	118,667
Accounts payable	168,916	147,407
Accrued expenses	197,165	181,439
Current portion - deferred revenue	74,704	106,332
Current portion – deferred credits	15,393	15,202
Convertible debentures – related parties	771,554	573,554
Convertible debentures	160,081	160,081
Derivative liabilities –debentures and warrants	339,813	357,242
Total Current Liabilities	2,217,626	2,031,257
Deferred revenues – net of current portion	-	2,778
Deferred credits – net of current portion	142,741	146,661
Total liabilities	2,360,367	2,299,363

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at September 30, 2010 and June 30, 2010	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 51,931,553 shares issued and outstanding at September 30 2010 and June 30, 2010	5,193	5,193
Additional paid-in capital	6,933,300	6,933,300
Accumulated deficit	(8,991,988)	(9,021,513)
Total Stockholders' Deficit	(2,053,495)	(2,083,020)
Total Liabilities and Stockholders' Deficit	$ 306,872	$ 216,343

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary

 Consolidated Statements of Operations

	(Unaudited)
	Three Months Ended September 30,
	2010	2009 As Restated

Revenue	$ 477,671	$ 501,088
Cost of revenue	171,349	145,935
Research and development	105,324	129,627
Marketing and selling	61,749	58,565
General and administrative	104,351	129,377
Total operating expenses	442,773	463,504
Income from operations	34,898	37,584
Interest expense, net	(20,504)	(20,813)
Income before other income and provision for income taxes	14,394	16,771
Change in fair value - derivatives	17,429	(37,274)
Provision for income taxes	2,298	6,917
Net Income (loss)	$ 29,524	$ (27,420)

Net Income (loss) per share – basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of shares – basic and diluted	51,931,553	51,931,553

The accompanying notes are an integral part of these consolidated financial statements.

.

XFormity Technologies, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended September 30,
	2010	2009 As Restated
Operating activities:
Net income	$ 29,524	$ (27,420)
Depreciation	3,739	4,890
Amortization of deferred commission	9,191	9,191
Non-cash transactions for:
Change in fair value - derivatives	(17,429)	37,274
Compensation from share-based payment arrangements	-	17,673
Changes in:
Accounts receivable	(43,830)	(34,340)
Prepaid expenses	(24,866)	(16,578)
Accounts payable	21,506	52,548
Accrued expenses	15,727	15,726
Deferred revenue	(34,405)	(23,822)
Deferred credits	(3,730)	(3,548)

Net cash provided (used) in operating activities	(44,572)	31,594

Investing activities:
Purchases of property and equipment	(1,580)	(2,605)
Net cash used in investing activities	(1,580)	(2,605)

Financing activities:
Issuance of convertible debentures	198,000	-
Retirement of note payable – related party	(118,667)
Payments under debt obligation	-	(30,000)
Net cash used in financing activities	79,333	(30,000)

(Decrease) in cash and cash equivalents	33,181	(1,011)
Cash and cash equivalents, beginning of period	76,952	14,262
Cash and cash equivalents, end of period	$ 110,133	$ 13,251

Supplemental disclosure of non-cash financing and investing activities
Interest paid	$ 6,992	$ 16,524

The accompanying notes are an integral part of these consolidated financial statements.

.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010

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

Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2010 Annual Report on Form 10-K. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

Reclassification:

In 2010, certain prior period items have been reclassified from convertible debentures to convertible debentures-related party in order to correct disclosure and presentation. This reclassification did not affect total current liabilities nor accumulated deficit.

Note 3   Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $8,991,988 and a working capital deficit of $1,950,872 through the fiscal quarters ended September 30, 2010. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4    Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over a five year estimated useful life of the assets. Accumulated depreciation at September 30, 2010 was $161,408 and $157,665 at June 30, 2010.  Management has evaluated the difference between the straight line and accelerated method used and has deemed the difference immaterial.

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

Three Months Ended September 30, 2010
Deferred commission in prepaid expenses	$ 27,572
Amount of commission expensed in this period	$ 9,191

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

Two consortium members elected option (1), one commencing January 1, 2006, and the other commencing July 1, 2006.  The five remaining consortium members elected option (2) and in May 2006, the Company issued 4,166,665 shares under this agreement. The deferred credits at September 30, 2010 in the respective amounts of $82,043 and $76,091, net of amortization, are expected to be utilized over a 12 to 13 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

 Note 7    Debt Reduction Obligation

In October 2008, the Company signed an agreement with its patent litigation counsel to issue 1,000,000 shares of the Company’s common stock issued on October 24, 2008 valued at the closing price of $0.14 per share for a total value of $140,000, to pay cash payments of $10,000 per month that extend over 48 months for a total of $480,000 and four additional contingent debt reduction payments of $65,000 over a 3 year period, each contingent upon the Company achieving revenue targets of $2 million, $3 million and $4 million, respectively, for a total of $260,000. This resulted in a gain of $763,769 in full settlement of the Company’s obligation of $1,578,769. In fiscal 2010, the Company did not achieve the revenue targets and thus further reduced the maximum payout by $65,000 to $490,000 at June 30, 2010 resulting in a further gain of $65,000 in 2010.  The Company discontinued any further payments under this agreement after September 2009 and as of September 30, 2010 the loan is in default and included in current liabilities.

Note 8   Accounts Payable

Accounts payable represents balances due to trade creditors, licensors and fees for professional services incurred for legal, and audit services.

Note 9   Accrued Expenses

	September 30,	June 30,
	2010	2010
401 (K) obligation	$ 27,190	$ 26,285
Accrued interest on convertible debentures	89,184	86,630
Other	80,791	68,524
Totals	$ 197,165	$ 181,439

Note 10   Convertible Debentures

In August and September 2010, as part of its plan to raise additional working capital, the Company sold an additional $198,000 of its 9% convertible debentures to management, other related parties and an employee, all accredited investors.  The proceeds were used to retire existing note payable–related party and as working capital for operations.  As of September 30, 2010 and June 30, 2010, the Company had outstanding an aggregate of $931,635 and $733,635, respectively, of the 9% convertible debentures that convert at the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12 and mature between January 31, 2011 and September 15, 2011. Of that amount, $771,554 is held by related parties. As of September 30, 2010 and June 30, 2010, accrued interest on the debentures was $89,184 and $78,323, respectively.

Note 11    Derivative Liabilities

The Company’s warrants and its Convertible Notes have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements. As of July 1, 2009, the fair value of these derivatives of $766,163 was recognized and resulted in a cumulative adjustment to accumulated deficit.

Our derivative liabilities decreased to $339,813 at September 30, 2010, from $357,242 at June 30, 2010. During the three months ended September 30, 2010, the Company recorded a gain of $17,429 for the change in fair value.  During the three months ended September 30, 2009, the Company recorded a loss of $37,274 for the change in fair value.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at September 30, 2010 and June 30, 2010:

September 30, 2010	June 30, 2010

Common stock warrants	$ 81,671	$ 43,870
Embedded conversion features	258,142	313,372
Total	$ 339,813	$ 357,242

Note 12    Earnings per Share

Basic earnings per share are calculated based on the weighted-average number of outstanding common shares.  As of September 30, 2010, the Company had 51,931,553 shares outstanding, with no shares payable outstanding.  The Company uses the treasury stock method to determine whether any convertible debentures, outstanding options or warrants are to be included in the diluted earnings per share calculation.  As of September 30, 2010, the Company had convertible debentures of $931,635 convertible at a conversion price of the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12, warrants outstanding of 4,802,642 consisting of 2,401,321 with an exercise price of $0.14 and 2,401,321 with an exercise price of $0.18, and options outstanding of 7,025,000.

For the three months ended September 30, 2010, the conversion of all of the above would result in a possible dilution of 19,591,267 shares.  However, as the convertible debentures, options, and warrants have a strike price equal to or in excess of the market price, $0.03 at September 30, 2010, and are considered not “in the money”, they are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

Note 13    Income Taxes

As of July 1, 2007, the Company adopted the current accounting guidance for the Accounting for Uncertainty in Income Taxes, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions.  The Company believes it does not have any uncertain tax positions taken or expected to be taken in its income tax returns.

At September 30, 2010, the Company had net operating loss carry-forwards approximating $5,130,000 that begin to expire in 2018 through 2029.  The carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382. The Company’s taxable losses, as determined by an independent tax advisor, have created a deferred tax benefit of approximately $1,950,000 which is fully reserved.

Note 14   Related Party Transactions

Seven of our customers who are also stockholders in the Company, generated revenues approximating $67,800 in the three months ended September, 2010.  In the same period in the prior year, revenues approximated $92,900. A principal in one current customer serves as a member of the Board of Directors and the Audit Committee.

Of the total 9% convertible debentures issued through September 30, 2010, $771,554 is held by related parties. Interest expense accrued to related parties was $7,233 for the three months ended September 30, 2010.

Note 15    Commitments and Contingencies

The Company entered into a 65 month net lease at its Dallas, Texas office, commencing June 1, 2008, with rent approximating $4,300 per month. The Company also has a month-to-month lease for $650 per month at its Northbrook, Illinois office, which includes administrative services.  Total rent expense for the three months ended September 30, 2010 was $15,122. The Company accounts for these leases as operating leases.

Note 16   Subsequent Events

Management reported that there are no reportable events through the date of this filing.

Note 17    Restatement of the Quarters ended September 30, 2009, December 31, 2009 and March 31, 2010

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

RESULTS OF OPERATIONS

REVENUE   The Company’s primary revenue is derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced.  For the three months ended September 30, 2010, the Company generated $477,671 in revenues compared to $501,088 in the comparable prior year’s period.  This decrease in revenues was attributable to a decrease in professional service contracts for special projects and other revenue sources but was offset by an increase primarily attributable to the licensing of the Company’s solutions by additional customers.

 In 2008, and 2007, the Company received payments under contracts for the development of various solutions, subject to multi-year licensing agreements. The revenue under these contracts is recognized over a 3 year period to coincide with the terms of the related licensing fees. The Company recognized $11,000 and $21,000 in the three months ended September 30, 2010 and 2009 for the development work and $37,500 each in the same period under the license agreements  As of September 30, 2010, the Company included $33,000 from the development fees in deferred revenues on its balance sheet.

COST OF REVENUE   The cost of revenue for the three months ended September 30, 2010 and 2009, consist primarily of personnel, related payroll costs and support service costs in the respective amounts of $171,349 and $145,935. Other costs include travel, data hosting services, telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data.  The three ended September 30, 2010 include increased time allocated to operations, thus increased payroll and related costs by $23,226 and a net increase in other operating costs of $2,189.

RESEARCH AND DEVELOPMENT   Research and development costs are charged to operations as incurred and consist primarily of personnel, related benefit costs and outside contracted services. The costs for the three months ended September 30, 2010 and 2009 were $105,324 and $129,627, respectively. In the current year’s period, the Company increased re-allocated personnel time from development to operations, thus total payroll and related costs decreased $11,869. In the current year’s periods, the Company reduced the use of outside contractors by $10,000 and further reduced other costs by $2,434. The Company’s research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the retail market.

MARKETING AND SELLING   The costs for the three months ended September 30, 2010 were $61,749 compared to $58,565 in the comparable period of the prior year. The Company’s marketing and selling expenses in the current periods increased due to re-allocated personnel time to marketing and sales from administration in the amount of $4,162 and reduced costs for advertising, travel, and trade shows in the amounts of $978. For the current fiscal year, the Company continues to expand its customer base through direct sales, related business partnerships, trade shows and referrals from its relationship with existing clients.

GENERAL AND ADMINISTRATIVE   The Company’s general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, our independent auditor, rent, expenses related to being a public company and other administrative costs.    The costs for the three month ended September 30, 2010 were $104,351 compared to $129,377 in the comparable period of the prior year. On August 12, 2009, the Company authorized the issuance of 250,000 stock option grants to its latest Board of Directors member and recorded non-cash compensation expense of $17,673 resulting from that option grant.  The options to purchase the Company’s shares were granted at the closing price on the date of the grant at $0.08, using the Black Sholes method for calculating the charge and vested immediately upon the grant. In the current period, payroll and related costs increased by $2,297 excluding the non-cash compensation expense. The Company effected further decreases in professional fees of $8,390 and other operating costs by $1,261.

INTEREST EXPENSE   Interest expense consists of the following:

Interest expense	Three Months Ended September 30,
	2010	2009
Accrued interest on convertible debentures	$ 17,857	$ 16,642
Accrued interest on loan payable	1,026	2,076
Interest incurred from the deferred credits issued to

consortium members	1,845	2,328
Interest income earned on cash and cash equivalents	(224)	(233)
Net interest expense	$ 20,504	$ 20,813

NET INCOME    The net income for the three months ended September 30, 2010 was $29,524 compared to a loss of $(27,420) for the comparable period in 2009.  The increase in the net income was primarily the result of the following: the change in fair value of the derivatives compared to the prior year, decreased revenue from professional service fees offset by an increase of the licensing of the Company’s solutions to additional customers and reductions in most other categories as noted above. In comparable quarter of the prior fiscal year, the Company also incurred a non-cash compensation expense of $17,673 resulting from an option grant to the newest member of its Board of Directors.

The net income per share for the three months ended September 30, 2010 and 2009 was $0.00 per share on 51,931,553 weighted average common shares outstanding in both periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company achieved its ninth straight operating profitable quarter through September 30, 2010 since it commenced operations.  Previously, the Company had incurred operating losses and negative cash flows from operations through June 30, 2008.  As of September 30, 2010, there was an accumulated deficit of $8,991,988 and the Company’s cash position is $110,133.  While there can be no assurances that the Company will continue to increase its customer base and related revenues necessary to cover its operating costs; the Company’s management believes the opportunities identified in its pipeline are achievable to continue generating operating profitability and positive cash flow in the near future.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended September 30, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the

Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1       Legal Proceedings

As of the date of this report, there are no pending legal proceedings in which the Company or any of its officers, directors or affiliates is a party.  The Company is in default under some payment obligations discussed elsewhere in this Report.

Item 2      Unregistered Sales of Securities and Use of Proceeds

None, except as previously reported.

ITEM 3    Defaults upon Senior Securities

None, except as previously reported.

ITEM 4   Submissions of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders during the three months ended September 30, 2010.

ITEM 5     Other information

None

ITEM 6      Exhibits and Reports on Form 8-K

Exhibits
31.	Certification

32.	Certification pursuant to USC Section 1350

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date: November 15, 2010	/s/ Christopher Ball Christopher Ball Chief Executive Officer
Date: November 15, 2010	/s/ Jack Rabin Jack Rabin Chief Financial Officer