Form 10-Q
period 2010-12-31
XFormity Technologies, Inc.
filed 2011-02-09
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

The number of shares outstanding of the Issuer’s Common stock, $0.0001 par value, at February 9, 2011 is 51,931,553.

XFormity Technologies, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	June 30,
	2010	2010
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$ 92,142	$ 76,952
Accounts receivable	58,763	54,861
Deferred commission expense	18,381	36,762
Prepaid expenses	22,247	5,492
Total current assets	191,533	174,067
Property and equipment, net of accumulated depreciation	29,798	33,569
Security deposit	8,707	8,707
Total Assets	$ 230,038	$ 216,343

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Obligation from debt reduction agreement	$ 490,000	$ 490,000
Note payable-related party	-	118,667
Accounts payable	112,729	147,407
Accrued expenses	229,901	181,439
Current portion - deferred revenue	63,671	106,332
Current portion – deferred credits	12,151	15,202
Convertible debentures – related parties	771,554	573,554
Convertible debentures	160,081	160,081
Derivative liabilities –debentures and warrants	501,410	357,242
Total Current Liabilities	2,341,497	2,149,924
Deferred revenues – net of current portion	-	2,778
Deferred credits – net of current portion	143,357	146,661
Total liabilities	2,484,854	2,299,363

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at December 31, 2010 and June 30, 2010	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 51,931,553 shares issued and outstanding at December 31, 2010 and June 30, 2010	5,193	5,193
Additional paid-in capital	6,933,300	6,933,300
Accumulated deficit	(9,193,309)	(9,021,513)
Total Stockholders' Deficit	(2,254,816)	(2,083,020)
Total Liabilities and Stockholders' Deficit	$ 230,038	$ 216,343

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary

 Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009 As Restated	2010	2009 As Restated
Revenue	$ 455,031	$ 485,036	$ 932,702	$ 986,124
Cost of revenue	165,662	158,060	337,011	303,995
Research and Development	102,380	117,820	207,704	247,447
Marketing and selling	90,643	76,208	152,392	134,772
General and administrative	111,243	93,635	215,594	223,014
Total operating expenses	469,928	445,723	912,701	909,228
Income (loss) from operations	(14,897)	39,313	20,001	76,896
Interest expense, net	(22,608)	(20,814)	(43,112)	(41,627)
Income (loss) before other income and provision for income taxes	(37,505)	18,499	(23,111)	35,269
Change in fair value - derivatives	(161,597)	319,061	(144,168)	281,787
Income (loss) before provision for income taxes	(199,102)	337,560	(167,279)	317,056
Provision for state income taxes	2,220	2,478	4,517	9,394
Net Income (loss)	$ (201,322)	$ 335,082	$ (171,796)	$ 307,662

Net Income (loss) per share – basic and diluted	$ 0.00	$ 0.01	$ 0.00	$ 0.01

Weighted average number of shares – basic and diluted	51,931,553	51,931,553	51,931,553	51,931,553

The accompanying notes are an integral part of these consolidated financial statements.

.

XFormity Technologies, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended December 31,
	2010	2009 As Restated
Operating activities:
Net income	$ (171,796)	$ 307,662
Depreciation	7,716	9,780
Amortization of deferred commission	18,381	18,381
Non-cash transactions for:
Change in fair value - derivatives	144,168	(281,787)
Compensation from share-based payment arrangements	-	17,673
Changes in:
Accounts receivable	(3,902)	(67,611)
Prepaid expenses	(16,755)	6,752
Accounts payable	(34,679)	26,059
Accrued expenses	48,463	42,863
Deferred revenue	(45,438)	(33,398)
Deferred credits	(6,356)	(7,141)

Net cash provided (used) in operating activities	(60,198)	39,233

Investing activities:
Purchases of property and equipment	(3,945)	(2,605)
Net cash used in investing activities	(3,945)	(2,605)

Financing activities:
Issuance of convertible debentures	198,000	-
Retirement of note payable – related party	(118,667)	-
Payments under debt obligation	-	(30,000)
Net cash used in financing activities	79,333	(30,000)

(Decrease) in cash and cash equivalents	15,190	6,628
Cash and cash equivalents, beginning of period	76,952	14,262
Cash and cash equivalents, end of period	$ 92,142	$ 20,890

Supplemental disclosure of non-cash financing and investing activities
Interest paid	$ 7,068	$ 26,767

The accompanying notes are an integral part of these consolidated financial statements.

.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010

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

Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2010 Annual Report on Form 10-K. Operating results for the three months and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the entire year or any other period.

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company’s ability; (1) to obtain adequate capital from outside sources, or (2) to fund itself through profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reclassification

In 2010, certain prior period items have been reclassified from convertible debentures to convertible debentures-related party in order to correct disclosure and presentation. This reclassification did not affect total current liabilities nor accumulated deficit.

Note 3   Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $9,193,309 and a working capital deficit of $2,149,964 through the period ended December 31, 2010. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4    Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over a five year estimated useful life of the assets. Accumulated depreciation at December 31, 2010 was $165,385 and $157,665 at June 30, 2010.  Management has evaluated the difference between the straight line and accelerated method used and has deemed the difference immaterial.

Note 5   Deferred Commission

In August 2007, the Company renegotiated a previous commission agreement that provides for monthly payments of $3,000 for four years commencing July 1, 2007 and the issuance of 1 million shares of the Company’s common stock.  The determination of the amount was based on the fair value of the issued common stock at the commitment date and is amortized over the life of the contract.

Six Months Ended December 31, 2010
Deferred commission in prepaid expenses	$ 18,381
Amount of commission expensed in this period	$ 18,381

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

Two consortium members elected option (1), one commencing January 1, 2006, and the other commencing July 1, 2006.  The five remaining consortium members elected option (2) and in May 2006, the Company issued 4,166,665 shares under this agreement. The deferred credits at December 31, 2010 in the respective amounts of $80,400 and $75,108, net of amortization, are expected to be utilized over a 12 to 13 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

Note 7    Debt Reduction Obligation

In October 2008, the Company signed an agreement with its patent litigation counsel to issue 1,000,000 shares of the Company’s common stock issued on October 24, 2008 valued at the closing price of $0.14 per share for a total value of $140,000, to pay cash payments of $10,000 per month that extend over 48 months for a total of $480,000 and four contingent additional debt reduction payments of $65,000 over a 3 year period, each contingent upon the Company achieving revenue targets of $2 million, $3 million and $4 million, respectively, for a total of $260,000. This resulted in a gain of $763,769 in full settlement of the Company’s obligation of $1,578,769. In fiscal 2010, the Company did not achieve the revenue targets and thus further reduced the maximum payout by $65,000 to $490,000 at June 30, 2010 resulting in a further gain of $65,000 in 2010.  The Company did not make any further payments under this agreement after September 2009 and as of December 31, 2010 the agreement was in default and the obligation included in current liabilities.

Note 8   Accounts Payable

Accounts payable represents balances due to trade creditors, licensors and fees for professional services incurred for legal, and audit services.

Note 9   Accrued Expenses

	December 31,	June 30,
	2010	2010
401 (K) obligation	$ 26,994	$ 26,285
Accrued interest on convertible debentures	110,322	86,630
Other	92,585	68,524
Totals	$ 229,901	$ 181,439

Note 10   Convertible Debentures

In August and September 2010, as part of its plan to raise additional working capital, the Company sold an additional $198,000 of its 9% convertible debentures to management, other related parties and an employee, all accredited investors.  The proceeds were used to retire existing note payable–related party and as working capital for operations.  As of December 31, 2010 and June 30, 2010, the Company had outstanding an aggregate of $931,635 and $733,635, respectively, of the 9% convertible debentures that convert at the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12 and mature between January 31, 2011 and September 15, 2011. Of the total outstanding debentures, $771,554 is held by related parties. As of December 31, 2010 and June 30, 2010, accrued interest on the debentures was $110,322 and $78,323, respectively.

In December 2010, the holder of a $465,000 debenture that matured on July 31, 2010 and was then in default called its note and has filed a lawsuit for collection of principal and interest.  The Company is defending the matter.  As of December 31, 2010, the amount of the default is included in the convertible debentures in the current liabilities section of the Balance Sheet.

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

Our derivative liabilities increased to $501,410 at December 31, 2010, from $339,813 at September 30, 2010 and from $357,242 at June 30, 2010. During the three months and six months ended December 31, 2010, the Company recorded losses of $161,597 and $144,168, respectively, for the change in fair value.  During the three months and six months ended December 31, 2009, the Company recorded gains of $319,061 and $281,787, respectively, for the change in fair value.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010
Common stock warrants	$ 336,185	$ 43,870
Embedded conversion features	165,225	313,372
Total	$ 501,410	$ 357,242

Note 12    Earnings per Share

Basic earnings per share are calculated based on the weighted-average number of outstanding common shares.  As of December 31, 2010, the Company had 51,931,553 shares outstanding, with no shares payable outstanding.  The Company uses the treasury stock method to determine whether any convertible debentures, outstanding options or warrants are to be included in the diluted earnings per share calculation.  As of December 31, 2010, the Company had convertible debentures of $931,635 convertible at a conversion price of the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12, warrants outstanding of 4,802,642 consisting of 2,401,321 with an exercise price of $0.14 and 2,401,321 with an exercise price of $0.18, and options outstanding of 7,025,000.

For the six months ended December 31, 2010, the conversion of all of the above would result in a possible dilution of 24,259,349 shares.  However, as the convertible debentures, options, and warrants have a strike price equal to or in excess of the market price of $0.07 at December 31, 2010, and are considered not “in the money”, they are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

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

At December 31, 2010, the Company had net operating loss carry-forwards approximating $5,114,000 that begin to expire in 2018 through 2029.  The carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382. The Company’s taxable losses, as determined by an independent tax advisor, have created a deferred tax benefit of approximately $1,928,000 which is fully reserved.

Note 14   Related Party Transactions

Seven of our customers who are also stockholders in the Company, generated revenues approximating $48,900 and $116,600 in the three months and six months ended December 31, 2010.  In the same periods in the prior year, revenues approximated $92,700 and $185,500. A principal in one current customer serves as a member of the Board of Directors and the Audit Committee.

Of the total 9% convertible debentures issued through December 31, 2010, $771,554 is held by related parties. Of that amount, $198,000 was purchased in the quarter ended September 30, 2010. Interest expense accrued to related parties for the three months and six months ended December 31, 2010 was $17,503 and $24,736, respectively.

Note 15    Commitments and Contingencies

The Company entered into a 65 month net lease at its Dallas, Texas office, commencing June 1, 2008, with rent approximating $4,300 per month. The Company also has a one year lease for $700 per month at its Northbrook, Illinois office.  Total rent expense for the three months and six months ended December 31, 2010 was $15,086 and $30,208, respectively. The Company accounts for these leases as operating leases.

Note 16   Subsequent Events

Management reported that there are no reportable events through the date of this filing.

Note 17    Restatement of the Quarter ended December 31, 2009

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

The Company previously restated the financial statements for the quarters ended September 30, 2009, December 31, 2009, and March 31, 2010. Please refer to the June 30, 2010 Form 10-K filed on October 13, 2010 for detail of adjustments.

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

RESULTS OF OPERATIONS

REVENUE   The Company’s primary revenue is derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced.  For the three months and six months ended December 31, 2010, the Company generated $455,031 and $932,702, respectively, in revenues compared to $485,031 and $986,124 in the comparable prior year’s periods.  This decrease in revenues was attributable to a decrease in professional service contracts for special projects, competitive pricing adjustments and other revenue sources but was offset by an increase primarily attributable to the licensing of the Company’s solutions by additional customers.

In 2008, and 2007, the Company received payments under contracts for the development of various solutions, subject to multi-year licensing agreements. The revenue under these contracts is recognized over a 3 year period to coincide with the terms of the related licensing fees. The Company recognized the development work in the amounts of $11,000 and $22,000 in the respective three months and six months ended December 31, 2010 as compared to $21,000 and $42,000 in the comparable prior year’s periods. In the three months and six months ended December 31. 2010 and 2009, the Company reflected $37,500 and $75,000, respectively, under the license agreements.  As of December 31, 2010, the Company included $22,000 from the development fees in deferred revenues on its balance sheet.

COST OF REVENUE   The cost of revenue for the three months and six months ended December 31, 2010 and 2009, consist primarily of personnel, related payroll costs and support service costs in the respective amounts of $165,662 and $337,011. Other costs include travel, data hosting services, telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data.  The three months and six months ended December 31, 2010 include increased time allocated to operations of $5,460 and $28,685 respectively, with minimal increases in other operating costs of $2,143 and $4,331, respectively.

RESEARCH AND DEVELOPMENT   Research and development costs are charged to operations as incurred and consist primarily of personnel, related benefit costs and outside contracted services. The costs for the three months and six months ended December 31, 2010 were $102,380 and $207,704, respectively, as compared to $117,820 and $247,447 in the comparable periods in the prior year. In the current year’s periods, the Company re-allocated personnel time from development to operations, thus total payroll and related costs decreased $16,289 and $ 28,158 respectively.  In the current year six month period, the Company reduced the use of outside contractors by $10,000 and further reduced other costs by $1,586. The Company’s research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the retail market.

MARKETING AND SELLING   Marketing and selling costs for the three months and six months ended December 31, 2010 were $90,643 and $152,392, respectively, compared to $76,208 and $134,772 in the comparable periods of the prior year. The Company’s marketing and selling expenses in the current periods increased due to higher compensation to an outside sales resource and re-allocated personnel time to marketing and sales from administration in the respective amounts of $6,761 and $10,923, a higher cost for commissions of $9,000 in the six month period, offset by reduced costs for advertising, travel, and trade shows in the respective periods of $1,325 and $2,303. For the current fiscal year, the Company continues to expand its customer base through direct sales, related business partnerships, trade shows and referrals from its relationship with existing clients.

GENERAL AND ADMINISTRATIVE   The Company’s general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, our independent auditor, rent, expenses related to being a public company and other administrative costs.  The costs for the three month and six month periods ended December 31, 2010 were $111,243 and $215,594, respectively, compared to $93,635 and $223,014 in the comparable periods of the prior year. On August 12, 2009, the Company authorized the issuance of 250,000 stock option grants to its latest Board of Directors member and recorded non-cash compensation expense of $17,673 resulting from that option grant.  The options to purchase the Company’s shares were granted at the closing price on the date of the grant at $0.08, using the Black Sholes method for calculating the charge and vested immediately upon the grant. In the current periods, payroll and related costs increased by $6,897 and $9,194 excluding the non-cash compensation expense. The Company incurred modest increases in other operating costs of $6,495 and $1,058.

INTEREST EXPENSE   Interest expense consists of the following:

Interest expense	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Accrued interest on convertible debentures	$ 21,134	$ 16,642	$ 38,991	$ 33,285
Accrued interest on loan payable	-	2,077	1,026	4,153
Interest incurred from the deferred credits issued to consortium members	1,658	2,328	3,504	4,472
Interest income earned on cash and cash equivalents	(184)	(233)	(409)	(283)
Net interest expense	$ 22,608	$ 20,814	$ 43,112	$ 41,627

NET INCOME (LOSS)    The net loss for the three months and six months ended December 31, 2010 was $201,322 and $171,796, respectively, compared to net income of $335,082 and $307,662 for the comparable periods in 2009.  The decrease in the net income was primarily the result of the following: the change in fair value of the derivatives compared to the prior year, decreased revenue from professional service fees offset by an increase of the licensing of the Company’s solutions to additional customers. Reduced costs for outside contractors were offset by additional costs for our marketing and sales consultant and overall minimal changes in most other categories as noted above. In the comparable six months of the prior fiscal year, the Company also incurred a non-cash compensation expense of $17,673 resulting from an option grant to the newest member of its Board of Directors.

The net income per share for the three months and six months ended December 31, 2010 and 2009 was $0.00 and $0.00 per share, respectively, on 51,931,553 weighted average common shares outstanding in both periods as compared to $0.01 and $0.01 per share on 51,681,553 and 51,931,553, respectively,  in the comparable periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, there was an accumulated deficit of $9,193,309 and the Company’s cash position was $92,142.  While there can be no assurances that the Company will continue to increase its customer base and related revenues necessary to cover its operating costs; the Company’s management believes the opportunities identified in its pipeline are achievable to continue generating operating profitability and positive cash flow in the near future.

In the quarter ended December 31, 2010, the holder of an outstanding debenture in the approximate amount of $465,000 commenced a civil lawsuit to collect the amount due.  The Company is defending the matter.   The cost of such defence will have an adverse effect on the Company’s working capital, the magnitude of which cannot be predicted. Should an adverse judgment be entered against the Company, the Company does not expect to have sufficient capital with which to satisfy it.  The outcome of this matter could have a material adverse effect on the Company’s ability to continue as a going concern.

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

Not applicable.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended December 31, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1       Legal Proceedings

The Company is a named defendant in a civil action captioned Tacala, Inc. v. XFormity Technologies, Inc. et. al. Case No.10-CV-03158-CMA-MEH, currently pending in the United States District Court for the District of Colorado (the “Tacala Lawsuit”).  The Tacala Lawsuit seeks collection of its debenture in the approximate amount of $465,000.  The Company is defending the matter.

Item 2      Unregistered Sales of Securities and Use of Proceeds

None, except as previously reported.

ITEM 3    Defaults upon Senior Securities

None, except as previously reported and in Note 10 to the financial statements and PART II, Item 1 above.

ITEM 4   Submissions of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders during the three months ended December 31, 2010.

ITEM 5     Other information

None

ITEM 6      Exhibits and Reports on Form 8-K

Exhibits
31.	Certification
32.	Certification pursuant to USC Section 1350

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date: February 9, 2011	/s/ Christopher Ball Christopher Ball Chief Executive Officer
Date: February 9, 2011	/s/ Jack Rabin Jack Rabin Chief Financial Officer