Form 10-Q
period 2011-03-31
XFormity Technologies, Inc.
filed 2011-05-16
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes          No    X

The number of shares outstanding of the Issuer’s Common stock, $0.0001 par value, at May 14, 2011 is 51,931,553.

PART I.	FINANCIAL INFORMATION	PAGE
Item 1.	Financial statements

	Consolidated Balance Sheets – March 31, 2011 (Unaudited) and June 30, 2010	3

	Unaudited Consolidated Statements of Operations – Three Months and Nine Months Ended March 31, 2011 and 2010	4

	Unaudited Consolidated Statements of Cash Flows – Nine Months Ended March 31, 2011and 2010	5

	Notes to Unaudited Consolidated Financial Statements	6-12

Item 2.	Management's Discussion and Analysis and Results of Operations	13-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16-17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

XFormity Technologies, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31,	June 30,
	2011	2010
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$ 25,411	$ 76,952
Accounts receivable	89,354	54,861
Deferred commission expense	9,191	36,762
Prepaid expenses	23,053	5,492
Total current assets	147,009	174,067
Property and equipment, net of accumulated depreciation	27,249	33,569
Security deposit	8,707	8,707
Total Assets	$ 182,965	$ 216,343

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Obligation from debt reduction agreement	$ 65,000	$ 490,000
Note payable-related party	-	118,667
Accounts payable	118,020	147,407
Accrued expenses	237,965	181,439
Current portion - deferred revenue	42,262	106,332
Current portion – deferred credits	12,303	15,202
Convertible debentures, net of original discount– related parties	673,435	573,554
Convertible debentures	300,081	160,081
Derivative liabilities –debentures and warrants	495,341	357,242
Total Current Liabilities	1,944,407	2,149,924
Deferred revenues – net of current portion	-	2,778
Deferred credits – net of current portion	140,224	146,661
Total liabilities	2,084,631	2,299,363

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at March 31, 2011 and June 30, 2010	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 51,931,553 shares issued and outstanding at March 31, 2010 and June 30, 2010	5,193	5,193
Common stock payable	91,250	-
Additional paid-in capital	6,933,300	6,933,300
Accumulated deficit	(8,931,409)	(9,021,513)
Total Stockholders' Deficit	(1,901,666)	(2,083,020)
Total Liabilities and Stockholders' Deficit	$ 182,965	$ 216,343

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary

 Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
		As Restated		As Restated
Revenue	$ 426,625	$ 478,872	$ 1,359,327	$ 1,464,996
Cost of revenue	160,957	157,646	497,968	461,641
Research and Development	149,724	128,296	357,428	375,743
Marketing and selling	60,163	59,588	212,555	194,360
General and administrative	190,770	91,233	406,364	314,248
Total operating expenses	561,614	436,763	1,474,315	1,345,992
Income (loss) from operations	(134,989)	42,109	(114,988)	119,004
Interest expense, net	(56,916)	(20,395)	(100,027)	(62,022)
Income (loss) before other income and provision for income taxes	(191,905)	21,714	(215,015)	56,982
Gain on debt reduction	185,000	-	185,000	-
Change in fair value - derivatives	269,175	(173,847)	125,007	107,940
Income (loss) before provision for income taxes	262,270	(152,133)	94,992	164,922
Provision for state income taxes	(370)	2,294	(4,888)	11,687
Net Income (loss)	$ 261,900	$ (154,427)	$ 90,104	153,235
Net Income (loss) per share – basic and diluted	$ 0.01	$ 0.00	$ 0.00	$ 0.00
Weighted average number of shares – basic and diluted	51,931,553	51,931,553	51,931,553	51,931,553

The accompanying notes are an integral part of these consolidated financial statements

XFormity Technologies, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended March 31,
	2011	2010
		As Restated
Operating activities:
Net income	$ 90,104	$ (62,645)
Depreciation	11,806	15.667
Amortization of deferred commission	27,572	27,572
Amortization of debt discount	29,859	-
Non-cash transactions for:
Debt forgiveness from legal obligation	(185,000)	-
Change in fair value - derivatives	(125,007)	107,940
Compensation from share-based payments	91,250	17,673
Changes in:
Accounts receivable	(34,493)	(57,852)
Prepaid expenses	(17,562)	9,905
Accounts payable	(29,387)	27,130
Accrued expenses	56,526	49,795
Deferred revenue	(66,848)	(53,245)
Deferred credits	(9,336)	(10,779)

Net cash provided (used) in operating activities	(160,516)	71,161

Investing activities:
Purchases of property and equipment	(5,486)	(8,496)
Net cash used in investing activities	(5,486)	(8,496)

Financing activities:
Issuance of convertible debentures	798,000	-
Payment against debt from legal obligation	(100,000)	(30,000)
Retirement of note payable – related party	(118,667)	-
Retirement of convertible debenture - related party	(464,872)	-
Net cash provided (used) in financing activities	114,461	(30,000)

(Decrease) increase in cash and cash equivalents	(51,541)	32,665
Cash and cash equivalents, beginning of period	76,952	14,262
Cash and cash equivalents, end of period	$ 25,411	$ 46,927

Supplemental disclosure of non-cash financing and investing activities
Interest paid	$ 34,846	$ 37,119
Non-cash:
Issuance of convertible debentures from legal obligation	$ 140,000	$ -
Debt discount due to derivative liability	$ 263,106	$ -

The accompanying notes are an integral part of these consolidated financial statements.

.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011

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

Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2010 Annual Report on Form 10-K. Operating results for the three months and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

Reclassification

In 2010, certain prior period items have been reclassified from convertible debentures to convertible debentures-related party in order to correct disclosure and presentation. This reclassification did not affect total current liabilities or accumulated deficit.

Note 3   Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $8,931,409 and a working capital deficit of $1,797,398 through the period ended March 31, 2011. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4    Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over a five year estimated useful life of the assets. Accumulated depreciation at March 31, 2011 was $169,475 and $157,669 at June 30, 2010.  Management has evaluated the difference between the straight line and accelerated method used and has deemed the difference immaterial.

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

Nine Months Ended March 31, 2011
Deferred commission in prepaid expenses	$ 9,191
Amount of commission expensed in this period	$ 27,572

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

Two consortium members elected option (1), one commencing January 1, 2006, and the other commencing July 1, 2006.  The five remaining consortium members elected option (2) and in May 2006, the Company issued 4,166,665 shares under this agreement. The deferred credits at March 31, 2011 in the respective amounts of $78,735 and $73,792, net of amortization, are expected to be utilized over a 12 to 13 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

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

In March 2011, in settlement of the remaining $490,000, the Company paid $100,000 cash and issued $140,000 of its 9% convertible debentures. If the Company does achieve the revenue target of $2 million this year, it will require a payment of an additional $65,000.

Note 8   Accounts Payable

Accounts payable represents balances due to trade creditors, licensors and fees for professional services incurred for legal, and audit services.

Note 9   Accrued Expenses

	March 31,	June 30,
	2011	2010
401 (K) obligation	$ 26,978	$ 26,285
Accrued interest on convertible debentures	108,453	86,630
Other	102,534	68,524
Totals	$ 237,965	$ 181,439

Note 10   Convertible Debentures

In August and September 2010, as part of its plan to raise additional working capital, the Company sold  $198,000 of its 9% convertible debentures to management, other related parties and an employee, all accredited investors.  The proceeds were used to retire existing note payable–related party debt and as working capital for operations.

In February, 2011, the Company sold an additional $600,000 of convertible debentures to related parties, proceeds of which were used to retire previously issued debentures, accrued interest thereon, and related costs. In March 2011, as part of the settlement obtained under the debt reduction obligation in Note 7 above, the Company paid $100,000 and issued an additional $140,000 of its debentures.

As of March 31, 2011 and June 30, 2010, the Company had outstanding an aggregate of $1,206,763 and $733,635, respectively, of the 9% convertible debentures that convert at the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12 and mature between April 8, 2011 and March 11, 2012. Of the total outstanding debentures, $906,682 is held by related parties. As of March 31, 2011 and June 30, 2010, accrued interest on the debentures was $108,453 and $78,323, respectively.

The Notes issued during the nine months ended March 31, 2011 have a beneficial conversion feature, which have a value of $263,106, as determined by an independent valuation specialist. The beneficial conversion value is discounted against the Notes and is being amortized as interest expense using the effective interest method over the term of the Notes. The total amortization as of March 31, 2011 is $29,859 and the remaining unamortized discount of $233,247 is reflected as a reduction of the principal balance of the debentures.

Note 11    Derivative Liabilities

The Company’s warrants and its convertible debentures have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements. To calculate the fair value of the derivative liabilities, the Company enlisted a valuation specialist and valued the derivative liabilities using a binomial model which included the following assumptions 1) volatility of 275% 2) riskless rate of 0.30% for debt instruments and 0.50% for warrants 3) current closing stock price of $0.04 on March 31, 2011, 4) exercise prices of $0.12, $0.14, or $0.18, depending on instrument, and 5) established the minimum possible issuance price to the number of shares that could be acquired in the conversion not to exceed 4.99% of the outstanding shares.

As of July 1, 2009, the fair value of these derivatives of $766,163 was recognized and resulted in a cumulative adjustment to accumulated deficit.

Our derivative liabilities increased to $495,341 at March 31, 2011, from $357,242 at June 30, 2010. During the three months and nine months ended March 31, 2011, the Company recorded gains of $265,179 and $125,007, respectively, for the change in fair value.  During the three months and nine months ended March 31, 2010, the Company recorded a gain of $173,847 and a loss of $107,940, respectively, for the change in fair value of these derivatives.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
Common stock warrants	$ 231,487	$ 43,870
Embedded conversion features	263,854	313,372
Total	$ 495,341	$ 357,242

Note 12   Equity

On February 11, 2011, the Board of Directors authorized the issuance of 1,825,000 shares of the Company’s common stock to the existing employees, members of the Board and one consultant in consideration of services previously rendered and in consideration of the cancellation of all outstanding options previously granted to those persons. Each of the six members of the Board received 250,000 shares, six employees each received 50,000 shares and the one outside consultant received 25,000 shares.

The shares were valued at the closing price of the stock on that date, $0.05, as traded on the Electronic Bulletin Board (NASDAQ) and were recorded on the Company’s books as an expense in the amount of $91,250 in the current quarter.  As of the date of this report, the shares have not been issued and are not included in the weighted average calculation of the earnings per share. As of March 31, 2011 the shares are included in common stock payable.

There were no fees or commissions paid in connection with the transaction.

Note 13    Earnings per Share

Basic earnings per share are calculated based on the weighted-average number of outstanding common shares.  As of March 31, 2011, the Company had 51,931,553 shares outstanding, with 1,825,000 shares to be issued (See Note 12 above).  The Company uses the treasury stock method to determine whether any convertible debentures or warrants are to be included in the diluted earnings per share calculation.  As of March 31, 2011, the Company had convertible debentures of $1,206,763 convertible at a conversion price of the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12, warrants outstanding of 4,802,642 consisting of 2,401,321 with an exercise price of $0.14 and 2,401,321 with an exercise price of $0.18.

For the nine months ended March 31, 2011, the conversion of all of the above would result in a possible dilution of 22,615,961 shares.  However, as the convertible debentures and warrants have a strike price equal to or in excess of the market price of $0.04 at March 31, 2011, and are considered not “in the money”, they are excluded from the calculation of diluted earnings per share due to their non-dilutive effect.

Note 14    Income Taxes

As of July 1, 2007, the Company adopted the current accounting guidance for the Accounting for Uncertainty in Income Taxes, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions.  The Company believes it does not have any uncertain tax positions taken or expected to be taken in its income tax returns.

At March 31, 2011, the Company had net operating loss carry-forwards approximating $5,289,000 that begins to expire in 2018 through 2029.  The carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382. The Company’s taxable losses, as determined by an independent tax advisor, have created a deferred tax benefit of approximately $1,896,000 which is fully reserved.

Note 15   Related Party Transactions

Seven of our customers who are also stockholders in the Company, generated revenues approximating $37,900 and $154,500 in the three months and nine months ended March 31, 2011.  In the same periods in the prior year, revenues approximated $84,600 and $270,200. A principal in one current customer serves as a member of the Board of Directors and the Audit Committee.

Of the total 9% convertible debentures issued through March 31, 2011, $906,682 is held by related parties. Of that amount, $198,000 was purchased in the quarter ended September 30, 2010 and $600,000 was purchased in the quarter ended March 31, 2011. Interest expense accrued to related parties for the three months and nine months ended March 31, 2011 was $11,392 and $51,619, respectively, and $12,728 and $30,705, respectively, in the comparable periods in the prior year.

Note 16    Commitments and Contingencies

The Company entered into a 65 month net lease at its Dallas, Texas office, commencing June 1, 2008, with rent approximating $4,300 per month. The Company also has a one year lease for $700 per month at its Northbrook, Illinois office.  Total rent expense for the three months and nine months ended March 31, 2011 was $15,226 and $45,434, respectively and $14,937 and $44,807, respectively, in the comparable periods in the prior year. The Company accounts for these leases as operating leases.

Note 17   Subsequent Events

Management reported that there are no reportable subsequent events through the date of this filing.

Note 18    Restatement of the Quarters ended March 31, 2010

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

RESULTS OF OPERATIONS

REVENUE   The Company’s primary revenue is derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced.  For the three months and nine months ended March 31, 2011, the Company generated $426,625 and $1,359,327, respectively, in revenues compared to $478,872 and $1,464,996 in the comparable prior year’s periods.  This decrease in revenues was attributable to a decrease in professional service contracts for special projects, competitive pricing adjustments and other revenue sources but was offset by an increase primarily attributable to the licensing of the Company’s solutions by additional customers.

In 2008, and 2007, the Company received payments under contracts for the development of various solutions, subject to multi-year licensing agreements. The revenue under these contracts is recognized over a three year period to coincide with the terms of the related licensing fees. The Company recognized the development work in the amounts of $11,000 and $33,000 in the respective three months and nine months ended March 31, 2011 as compared to $21,000 and $63,000 in the comparable prior year’s periods. In the three months and nine months ended March 31, 2011 and 2010, the Company reflected $75,000 and $225,000, respectively, under the license agreements.  As of March 31, 2011, the Company included $11,000 from the development fees in deferred revenues on its balance sheet.

COST OF REVENUE   The cost of revenue for the three months and nine months ended March 31, 2011, consist primarily of personnel, related payroll costs and support service costs in the respective amounts of $160,957 and $497,968 as compared to $157,646 and $461,641, respectively, in the comparable periods in the prior year. Other costs include travel, data hosting services, telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data.  The three months and nine months ended March 31, 2011 included a one time compensation charge of $10,000 for the issuance of common stock to employees. In the current year’s quarter, the time allocated to operations decreased by $7,639 but increased overall for the nine months by $21,046 excluding the stock issuance. Other than an increase in license fees of $3,429 through March 31, 2011, other operating costs decreased by $2,165 in the current quarter and increased $1,852 in the nine months ended March 31, 2011.

RESEARCH AND DEVELOPMENT   Research and development costs are charged to operations as incurred and consist primarily of personnel, related benefit costs and outside contracted services. The costs for the three months and nine months ended March 31, 2011 were $149,724 and $357,428, respectively, as compared to $128,296 and $375,743 in the comparable periods in the prior year. In the current year’s periods, the Company re-allocated personnel time from development to operations and incurred a one-time compensation charge in the current quarter of $17,500 for the issuance of common stock to employees. In the current quarter, payroll excluding the stock issuance, related costs and other costs increased by $3,928.  In the nine month period ended March 31, 2011, excluding the stock issuance, the Company reduced payroll and related costs by $25,250, the use of outside contractors by $10,000 and reduced other costs by $566. The Company’s research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the retail market.

MARKETING AND SELLING   Marketing and selling costs for the three months and nine months ended March 31, 2011 were $60,163 and $212,555, respectively, compared to $59,588 and $194,360 in the comparable periods of the prior year. The Company’s marketing and selling expenses in the current periods increased due to higher compensation to an outside sales resource and re-allocated personnel time to marketing and sales from administration in the respective amounts of $2,536 and $13,459, a higher cost for commissions of $9,000 in the nine month period, offset by reduced costs for advertising, travel, and trade shows in the respective periods of $1,961 and $4,264. For the current fiscal year, the Company continues to expand its customer base through direct sales, related business partnerships, trade shows and referrals from its relationship with existing clients.

GENERAL AND ADMINISTRATIVE   The Company’s general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, our independent auditor, rent, expenses related to being a public company and other administrative costs.  The costs for the three month and nine month periods ended March 31, 2011 were $190,770 and $406,364, respectively, compared to $91,233 and $314,248 in the comparable periods of the prior year. On February 11, 2011, the Board of Directors cancelled all previously issued stock option grants and authorized the issuance of 1,825,000 shares of the Company’s common stock to the non-management Board members, Company management, all of the employees and one outside consultant based on the closing price on that date of the Company’s common stock as listed on the electronic bulletin board of $0.05 per share.  The total charge for this transaction was $91,250, of which $10,000 and $17,500 were reflected in the respective categories of Cost of Revenue and Research and Development above. The remaining amount of $63,750 was allocated to various expense categories in General and Administrative.

In the current year’s periods, payroll and related costs increased by $12,823 and $4,344 excluding a one-time compensation charge in the current quarter of $25,000 for the issuance of common stock to management due to the re-allocation of personnel time. In the current quarter, the Company incurred legal fees of $29,063 relating to resolutions of debenture issues and the debt obligation to former counsel, $38,750 from the common stock issuance to members of the Board of Directors and a decrease in other administrative costs of $6,099. In the nine months ended March 31, 2011, the Company reflected a decrease in other administrative costs of $5,041.

INTEREST EXPENSE   Interest expense consists of the following:

Interest expense	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Accrued interest on convertible debentures	$ 25,985	$ 16,281	$ 64,977	$ 49,566
Accrued interest on loan payable	-	2,077	1,026	6,230
Debt discount on debentures	29,859	-	29,859	-
Interest incurred from the deferred credits issued to consortium members	1,398	2,212	4,901	6,684
Interest income earned on cash and cash equivalents	(326)	(175)	(736)	(458)
Net interest expense	$ 56,916	$ 20,395	$ 100,027	$ 62,022

NET INCOME (LOSS)    The net income for the three months and nine months ended March 31, 2011 was $261,900 and $90,104, respectively, compared to net loss of $(154,427) and a net income of $153,235 for the comparable periods in 2010.  The increase in the net income was primarily the result of the following: the gain on the reduction of the debt obligation, the change in fair value of the derivatives compared to the prior year, decreased revenue from professional service fees offset by an increase of the licensing of the Company’s solutions to additional customers and reduced by a one time compensation charge for the issuance of 1,825,000 shares of the Company’s common stock to its Board Members and employees. Reduced costs for outside contractors were offset by additional costs for our marketing and sales consultant and commissions and overall minimal changes in most other categories as noted above. In the comparable nine months of the prior fiscal year, the Company also incurred a non-cash compensation expense of $17,673 resulting from an option grant to the newest member of its Board of Directors.

The net income per share for the three months and nine months ended March 31, 2011 and 2010 was $0.01 and $0.00 per share, respectively, on 51,931,553 weighted average common shares outstanding in both periods as compared to $0.00 and $0.00 per share, respectively, on 51,931,553 weighted average common shares outstanding in both comparable periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, there was an accumulated deficit of $8,931,409 and the Company’s cash position was $25,411.  While there can be no assurances that the Company will continue to increase its customer base and related revenues necessary to cover its operating costs; the Company’s management believes the opportunities identified in its pipeline are achievable to continue generating operating profitability and positive cash flow in the near future.  In the quarter ended March 31, 2011, the Company sold additional convertible debentures for $600,000, retired a disputed debenture of $464,872 and settled an outstanding debt obligation of $425,000 at $185,000 less than face value.  However, the Company may need additional financing and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company.  If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock.  If adequate funds are not available or not available on acceptable terms, it could have a material adverse effect on the Company's financial condition and results of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief  financial  officer, the effectiveness of our disclosure controls and procedures  (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based  upon that evaluation, our  principal executive officer and principal financial officer concluded that, as  of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure  that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange  Act") is recorded, processed, summarized and  reported within the required time periods and is accumulated and communicated to  our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The conclusion reached by our Chief Executive Office and Chief Financial Officer was a result on the continued material weaknesses and described below and previously reported in our form 10K for the year ended December 31, 2010.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We have identified the following material weaknesses:

• As of March 31, 2011, effective controls over financial statement disclosure were not maintained. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

• As of March 31, 2011, effective controls over transactions were not maintained. Specifically, controls were not designed and in place to ensure that the derivative liabilities were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness resulted in restatement of the three quarterly periods ended September 30, 2009, December 31, 2009, and March 31, 2010.

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2011 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1       Legal Proceedings

None

Item 2      Unregistered Sales of Securities and Use of Proceeds

None, except as previously reported.

ITEM 3    Defaults upon Senior Securities

None

ITEM 4   Submissions of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders during the three months ended March 31, 2011.

ITEM 5     Other information

None

ITEM 6      Exhibits and Reports on Form 8-K

31.	Certification
32.	Certification pursuant to USC Section 1350

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date:  May 16, 2011

/s/ Christopher Ball

Christopher Ball, Chief Executive Officer

Date:  May 16, 2011

/s/ Jack Rabin

Jack Rabin, Chief Financial Officer