Form 10-K
period 2011-06-30
XFormity Technologies, Inc.
filed 2011-10-06
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

    FORM 10-K

(Mark One)

[X]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2011

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

Large accelerated filer |_|                                Accelerated filer |_|

 Non-accelerated filer |_|                        Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_|  No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011, the last business day of the registrant’s most recently completed year: $938,561

The number of shares of the registrant’s class of common stock, $0.0001 par value, outstanding at September 01, 2011: 53,756,553

The Company incorporates by reference the following:

Part III – Exhibits

1.

The Exhibits identified in Item 15 of this Report

XFormity Technologies, Inc.

June 30, 2011 Annual Report on Form 10-K

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

The Company did not achieve the positive operating results it expected in fiscal 2011 as it was affected primarily by the economy that resulted in the cancellation of certain business opportunities.  The Company had positive operating income for the years ended June 30, 2010 and 2009, had incurred operating losses from its inception through June 30, 2008 and expects to return to profitability in fiscal 2012. The Company has addressed resulting liquidity issues through the sales of its software and professional services and the issuance of convertible debentures. The Company needs additional financing to fund its potential growth and there is no assurance that such financing will be available, if at all, at terms acceptable to the Company.  If additional funds are raised by the issuance of equity securities, existing stockholders may experience dilution of their ownership interests and these securities may have rights senior to those of holders of the common stock.  If the Company does need additional financing and adequate funds are not available or not available on acceptable terms, it could have a materially adverse effect on the Company's financial condition, results of operations and as a going concern.

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

*

Although management believes that the Company’s products do not infringe on the intellectual property rights of others, there can be no assurance that an infringement claim will not be asserted in the future.  The prosecution or defence of any intellectual property litigation can be extremely expensive and would place a material burden upon the Company’s working capital as noted in the Company's financial statements and accompanying notes included herein.

XFormity's Revenue by Product Classification

The decrease in fiscal 2011 revenues over 2010 was primarily the reduction of billings for professional services, other revenues, price reductions based on competition in the market place and the loss of a major account that was subsequently offset by the addition of other new users of our business intelligence solution. Included in revenue, in accordance with current accounting guidance, were professional service contracts for the development of software programs that are recognized over the terms of the multi-year lives of the licenses billed to our customer. Payment under these contracts was received in fiscal years 2008 and 2007. The Company received notice of cancellation of its licensing agreements in fiscal 2012 that may have a material adverse effect on our business, financial condition and results of operations.  However, the Company continues to maintain strong business relationships with the customers utilizing these solutions all its other services.

Product Classification	2011	Percent to Total	2010	Percent to Total	% Change
Business Intelligence	$ 1,334,201	74%	$ 1,366,319	71%	-6%
Licensing agreements	300,000	17%	300,000	16%	0%
Professional Services	117,100	6%	181,980	9%	36%
Other Revenue	55,568	3%	77,629	4%	28%
Total Revenue	$ 1,806,869	100%	$ 1,925,928	100%

XFormity's Research and Development

XFormity's research and development team continues to enhance the core technology behind its solutions for existing customers and for new customers.  The Company's development team is extending its integration capabilities to incorporate a wider base of sources of data (point-of-sale systems, accounting systems, and other informational sources). Research and development costs including indirect and administrative costs in 2011 and 2010 were $474,280 and $492,330, respectively.

Government Regulations and Environmental Laws

We do not expect that existing or probable governmental regulations will have a material effect on the business. We did not incur any separately identifiable costs to comply with environmental laws.

XFormity's Employees

We currently have eight employees, including Chris Ball and Drew Seale, our Chief Executive Officer and Chief Technology Officer, located at our principal office in Dallas, Texas and one employee, Jack Rabin, our Chief Financial Officer, in Northbrook, Illinois. Mr. Kenneth Johnson, one of our directors, also serves as a sales and marketing consultant for the Company.  For a description of the backgrounds of Messrs. Ball, Seal, Rabin and Johnson, see the section of this report entitled “Item 10. – Directors and Executive Officers.

Item 1A    Risk Factors.

Not applicable.

Item 1B    Unresolved Staff Comments

None

Item 2   Description of Property.

The Company maintains its corporate headquarters in Dallas, Texas in office space consisting of approximately 3,200 square feet, which we lease under a “triple net” lease that requires us to pay an average of $4,329 per month and our pro rata share of real estate taxes and common area costs over a 64 month term effective June 1, 2008. The Company also leases office space on a month-to-month basis in Northbrook, Illinois. The rent is $700 per month. The Company does not own any real estate.

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

Item 4    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended June 30, 2011

Part II

Item 5.     Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's stock trades on the OTC Electronic Bulletin Board under the symbol "XFMY".

The following table sets forth the high and low prices for the Company’s common stock for each quarter commencing July 1, 2009. The prices presented below are bid and ask prices, which represented prices between broker-dealers and does not include retail mark-ups and markdowns or any commission to the broker. The prices do not necessarily reflect actual transactions.

Common Stock
Quarter Ended	Low	High
September 30, 2009	$ 0.07	$ 0.10
December 31, 2009	$ 0.03	$ 0.12
March 31, 2010	$ 0.03	$ 0.10
June 30, 2010	$ 0.01	$ 0.08
September 30, 2010	$ 0.02	$ 0.05
December 31, 2010	$ 0.01	$ 0.10
March 31, 2011	$ 0.02	$ 0.05
June 30, 2011	$ 0.02	$ 0.05

On September 01, 2011, the bid and ask prices of the Company’s common stock as quoted on the Bulletin Board were $0.04 and $0.04, respectively.  In addition, the Company’s common stock is subject to rules adopted by the Securities and Exchange Commission ("Commission") regulating broker dealer practices in connection with transactions in "penny stocks."  Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission.  That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor, but rather paid to sell the shares.  The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security.  The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction.  Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company’s common stock.  Many brokers may be unwilling to engage in transactions in the Company’s common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Holders

As of September 01, 2011, the Company had 141 stockholders of record. This does not include stockholders who held stock in accounts at broker-dealers.

Dividends

The Company has not declared or paid any cash dividends on its capital stock since inception and does not expect to pay any cash dividends for the foreseeable future. Management currently intends to retain future earnings, if any, to finance the expansion of the Company’s business.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	$0.000	10,751,311

Equity compensation plans not approved by security holders	-0-	$0.000	-0-
Total	-0-	$0.000	10,751,311

Total option grants available under this plan are limited to 20 percent of the issued and outstanding stock of the Company. In February 2011, all of the previously approved issued vested grants to employees, directors and one outside vendor were cancelled by the Board of Directors, and in consideration of their past service to the Company, the Company approved the issuance of $1,825,000 shares of the Company’s common stock to the respective employees, directors and the outside vendor. There were no further issuances of stock options to any officers, directors or employees in the fiscal year ended June 30, 2011. It is expected that the compensation of the executives in fiscal 2012, including equity awards, will be reviewed based on the expected performance of the Company as established by the Compensation Committee of the Board of Directors.

Description of Securities

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock, par value $0.01, none of which has been issued.

Common Stock

The Company has authorized 125,000,000 shares of common stock, par value $0.0001 of which 51,931,553 were issued and outstanding as of June 30, 2011.  In July 2011, the Company issued 1,825,000 shares of its common stock in consideration of the cancellation of the previously vested option grants.

Unregistered Sales of Equity Securities

The information relating to the sales of the Company’s Convertible Debentures should be read in conjunction with the consolidated financial statements and accompanying notes thereto in Note 9 to the Consolidated Financial Statements, included in this report.

The debentures, which were taken for investment purposes and subject to appropriate restrictions on transfer, were sold exclusively to persons who qualified as “accredited investors” within the meaning of Rule 501(a) under Regulation D, without registration under the Securities Act of 1933, as amended, (the “Securities Act”) in reliance upon the exemption contained in Section 4(2) of the Securities Act and Regulation D, Rule 506 there under.

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

Results of Operations – Fiscal Year Ended June 30, 2011 compared to Fiscal Year Ended June 30, 2010

Revenues:  The Company’s primary revenues are derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced or from solutions developed at specific customer’s requests.  Customers are billed on a monthly basis for each location serviced or at a project’s completion.  For the year ended June 30, 2011, the Company generated $1,806,869 in revenues compared to $1,925,928 in the prior year.  This decrease in revenues is primarily attributable to the price reductions required by the competitive market place approximating $86,000, sale by a major customer of their Company stores to new franchisees that reduced current years revenues by approximately $25,000, the reduction of billings for professional services and other fees in the amount of $87,000 due partially to the lapse of one of the Company’s licensing agreements of $40,000 and fewer special projects and other fees. The Company offset these decrease by the addition of new customers and related fees for our business intelligence software solution approximating $79,000.

In 2008 and in 2007, the Company had received payments under contracts for the development of its Scorecard and Benchmarking Solutions, subject to multi-year licensing agreements, that was recognized under the current accounting guidance over the 3 year term of the licensing fee agreements.

The Company recognized $44,000 in 2011 and $84,000 in 2010, respectively, under the terms of these multi-year licensing agreements. As of June 30, 2011, all of the revenue under these contracts has been fully recognized.

Cost of Revenues:   The costs for the year ended June 30, 2011 were $640,337 compared to $638,225 in the prior year and consist primarily of personnel, related payroll costs, and support service costs. Other costs include travel, data hosting services, telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data.  The increase was primarily attributable to costs for personnel and related payroll costs in the amount of $6,569 due to an increase of time from existing personnel allocated to this category. License fees decreased by $3,825 due to the decreased revenue factors listed above. The other combined costs in this category were lower by $632.

Research and Development:   Research and development costs are charged to operations as incurred and consist primarily of personnel, related benefit costs and outside contracted services. The costs for the year ended June 30, 2011 of $456,780 compared to $492,330 in the prior year. A net decrease of $19,533 in payroll and related costs was attributable to a reallocation of time from existing personnel to operations and a reduction of $18,000 in the use of outside contractors. Other costs increased by $1,983. The Company’s research and development is part of its strategic plan to provide enhancements to its existing software and integration into new operations currently in the hospitality market.

Marketing and Selling:  The costs for the year ended June 30, 2010 were $283,096 compared to $275,980 in the prior year. The Company’s marketing and selling expenses in the current year increased due to additional compensation of $16,500 for our sales consultant, a reallocation of time and related payroll costs from existing personnel to this category of $1,399, offset by reduced costs for advertising, travel and trade shows in the amount of $10,783. For the current fiscal year, the Company continues to expand its customer base through direct sales, trade shows and referrals from its relationship with existing clients.

General and Administrative:  The Company’s general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, our independent auditor, rent, expenses related to being a public company and other administrative costs.    The costs for the year ended June 30, 2011 were $435,110 compared to $412,482 in the comparable period of the prior year. The primary increase was the higher professional fees of $18,732 applicable to the settlement of the debt obligation, debenture retirement and the valuation required for the derivatives in the debentures and warrants. In the current year, payroll and related costs decreased by $1,855 due to the reallocation of time from existing personnel to operations and by the over-accrual of prior years benefits. The other combined costs in this category increased by $5,751.

Interest Expense:   Interest expense consists of the following:

Fiscal Year Ended June 30,	2011	2010
Accrued interest on convertible debentures	$ 92,054	$ 66,027
Amortization of the debt discount	56,359	-
Accrued interest on loan payable	1,026	8,307
Interest incurred from the deferred credits issued to consortium members	6,270	8,838
Insurance finance costs	114	114
Interest income earned on cash and cash equivalents	(931)	(872)
Net interest expense	$ 154,892	$ 82,414

Actual cash paid for interest during the fiscal years ended June 30, 2011 and 2010 was $62,959 and $47,547, respectively.

Net Income (Loss):    The Company’s net gain for the year ended June 30, 2011 was $193,377 compared to $485,411 in 2010.  The decrease in the net income was primarily the results of the following: reduced revenue of $119,058 due to competitive pricing and factors listed above, increased compensation of $16,500 for outside sales consultant, increased professional fees of $18,732, higher interest costs of $72,478, lower gain of $106,262 from the change in fair value of the derivatives, offset by increased gain on debt reduction of $185,000, reduced usage of $18,000 for outside contractors and a net reduction of operating expenses of $34,393.

Liquidity and Capital Resources

General

The Company believes it will return to profitable operating results in 2012. While the Company continues to develop a significant pipeline of business opportunities that include multi-unit, full service and casual dining restaurants within the hospitality industry, there can be no assurances that these beliefs will be achievable. Two of the Company’s license fee arrangements were cancelled in the new 2012 fiscal year that will result in a decrease in revenues of approximately $290,000. The Company has taken steps to partially offset this decrease through reduced payroll, related costs and other operating expenses.

During fiscal year ended June 30, 2011, the Company sold $798,000 of its convertible debentures to management, an employee and related parties, of which $118,667 was used to retire an existing note payable–related party debt, $500,000 to retire a previous issued debenture, related accrued interest thereon and related costs, $100,000 as part of the settlement of the outstanding debt from the legal obligation and the balance as working capital.

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

As of June 30 2011, there was an accumulated deficit of $8,828,136 and the Company’s cash position was $56,625.

Legal Issues

There are no material legal proceedings that management is aware of that affect the Company.

Convertible Debentures

As of June 30, 2011 and 2010, the Company had outstanding an aggregate of $1,206,763 and $733,635, respectively, of the 9% convertible debentures that convert at the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12 and mature July 31, 2012. Of the total outstanding debentures, $906,682 is held by related parties. As of June 30 2011 and 2010, accrued interest on the debentures was $135,531 and $108,453, respectively.

The debentures issued during the year ended June 30, 2011 have a beneficial conversion feature, which had a value of $263,106, as determined by an independent valuation specialist. The beneficial conversion value is discounted against the Notes and is being amortized as interest expense using the effective interest method over the term of the debentures. The total amortization for the year ended June 30, 2011 is $56,359 and the remaining unamortized discount of $206,747 is reflected as a reduction of the principal balance of the debentures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Tabular Disclosure of Contractual Obligations

                                             Payments due by period

	Total	Less Than 1 Year	1 – 3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long-Term Debt Obligations
Convertible Debentures	1,206,763	-	1,206,763	-	-
Deferred Credits	149,508	12,458	41,329	48,002	47,719
Operating Lease Obligations
Lease on Dallas, TX office	129,410	56,592	72,818	-	-
Lease on Northbrook, IL office	4,200	4,200	-	-	-
Other long-Term Liabilities
Deferred Revenues	29,706	29,706	-	-	-
Total	$ 1,519,587	$ 102,956	$ 1, 320,910	$ 48,002	$ 47,719

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of XFormity Technologies, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of XFormity Technologies, Inc. and Subsidiary as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XFormity Technologies, Inc. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the U.S. generally accepted accounting principles.

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

/s/ M&K CPAs, PLLC Houston, Texas September 21, 2011

XFormity Technologies, Inc. and Subsidiary

Consolidated Balance Sheets

ASSETS	June 30, 2011	June 30, 2010
Current Assets
Cash and cash equivalents	$ 56,625	$ 76,952
Accounts receivable	79,176	54,861
Deferred commission expense	-	36,762
Prepaid expenses	7,051	5,492
Total current assets	142,852	174,067
Property and equipment, net of accumulated depreciation	23,949	33,569
Security deposit	8,707	8,707
Total Assets	$ 175,508	$ 216,343

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Obligation from debt reduction agreement	$ -	$ 490,000
Note payable-related party	-	118,667
Accounts payable	120,882	147,407
Accrued expenses	250,953	181,439
Deferred revenue	29,706	106,332
Current portion – deferred credits	12,458	15,202
Derivative liabilities –debentures and warrants	514,086	357,242
Total Current Liabilities	928,085	2,149,924
Convertible debentures, net of original discount– related parties	699,935	573,554
Convertible debentures	300,081	160,081
Deferred revenues – net of current portion	-	2,778
Deferred credits – net of current portion	137,050	146,661
Total liabilities	2,065,151	2,299,363

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at June 30, 2011and 2010	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 51,931,553 shares issued and outstanding at June 30, 2011 and 2010	5,193	5,193
Common stock payable – 1,825,000 shares	183	-
Additional paid-in capital	6,933,117	6,933,300
Accumulated deficit	(8,828,136)	(9,021,513)
Total Stockholders' Deficit	(1,889,643)	(2,083,020)
Total Liabilities and Stockholders' Deficit	$ 175,508	$ 216,343

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary

Consolidated Statements of Operations

	Year Ended June 30,
	2011	2010

Revenue	$ 1,806,869	$ 1,925,928
Cost of revenue	640,337	638,225
Research and development	456,780	492,330
Marketing and selling	283,096	275,980
General and administrative	435,110	412,482
Total operating expenses	1,815,323	1,819,017
Income (loss) from operations	(8,454)	106,911
Interest expense, net	(154,892)	(82,414)
Income (loss) before other income and provision for income taxes	(163,346)	24,497
Other income – Gain on debt reduction	250,000	65,000
Other income – Change in fair value of derivatives	106,262	408,921
Income before provision for income taxes	192,916	498,418
Provision for income taxes	(461)	13,007
Net income	$ 193,377	$ 485,411

Net income (loss) per share - basic and diluted	$ 0.00	$ 0.01
Weighted average number of shares – basic and diluted	51,931,553	51,931,553

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders' Deficit

Years Ended June 30, 2011 and 2010

	Common Stock
	Issued and Outstanding Shares	Stated Amount	Common Stock Payable	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, June 30, 2009	51,931,553	$ 5,193		6,915,627	(8,740,761)	(1,819,941)
Cumulative effect of adoption of EITF 07-5					(766,163)	(766,163)
Issuance of options for services				17,673		17,673
Net profit					485,411	485,411
Balance, June 30, 2010	51,931,553	5,193	-	6,933,300	(9,021,513)	(2,083,020)
Common stock payable for cancellation of options			183	(183)	-	-
Net profit					193,377	193,377
Balance, June 30, 2011	51,931,553	$ 5,193	$ 183	$ 6,933,117	$ (8,828,136)	$ (1,889,643)

The accompanying notes are an integral part of these consolidated financial statements.

         XFormity Technologies, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2011	2010
Operating activities:
Net income (loss)	$ 193,377	$ 485,411
Depreciation	15,896	22,035
Amortization of deferred commission	36,762	36,762
Amortization of debt discount	56,359	-
Non-cash transactions for:
Debt forgiveness from legal obligation	(250,000)	(65,000)
Change in fair value - derivatives	(106,262)	(408,921)
Compensation from share-based payments	-	17,673
Changes in:
Accounts receivable	(24,315)	(19,700)
Prepaid expenses	(1,560)	23,343
Accounts payable	(26,525)	61,658
Accrued expenses	69,515	42,077
Deferred revenue	(79,404)	(74,006)
Deferred credits	(12,356)	(14,463)

Net cash provided (used) in operating activities	(128,513)	108,869

Investing activities:
Purchases of property and equipment	(6,275)	(14,179)
Net cash used in investing activities	(6,275)	(14,179)

Financing activities:
Issuance of convertible debentures	798,000	-
Payment against debt from legal obligation	(100,000)	(30,000)
Retirement of note payable – related party	(118,667)	-
Retirement of convertible debenture - related party	(464,872)	-
Net cash provided (used) in financing activities	114,461	(30,000)

(Decrease) increase in cash and cash equivalents	(20,327)	62,690
Cash and cash equivalents, beginning of period	76,952	14,262
Cash and cash equivalents, end of period	$ 56,625	$ 76,952

Supplemental disclosure of non-cash financing and investing activities
Interest paid	$ 62,959	$ 47,547
Cumulative effect of EITF 07-5	-	$ 766,163
Non-cash:
Issuance of convertible debentures from legal obligation	$ 140,000	$ -
Debt discount due to derivative liability	$ 263,106	$ -

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011

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

The Company provides services for restaurateurs in fine and casual dining, and franchisors and franchisees in the quick service market for a growing list of customers across the United States and Canada.  A few of the brands that the Company services include:  Burger King, Taco Bell, Arby's, Domino's, Pizza Huts, KFC, Long John Silver's, Beautiful Brands, and many others.  XFormity is proud to be the provider of Burger King Corporation's (BKC) operational reporting for all company owned and operated restaurants in the US and Canada. In addition to this deployment, the Company's success in delivering solutions on a big scale is demonstrated by the use its balanced scorecard and financial benchmarking tools for all Burger King Corporate restaurants in the United States and Canada, totalling nearly 6,500 restaurants over the past three years.

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

Cash and Cash Equivalents

All highly liquid investments with a maturity of 90 days or less at the time of purchase are considered to be cash equivalents.  Cash equivalents include cash on deposit with banks and money market funds.  At June 30, 2011 and 2010, the Company had cash equivalents of $18,716 and $61,754, respectively.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable.  The Company maintains its cash balances in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes that the Company is not exposed to any significant credit risk on cash. If during our evaluation of accounts receivable we determined that accounts were not collectable an allowance for doubtful accounts would be established. Management determined that no allowance was necessary at June 30, 2011 and 2010 based on the history, collectability and aging of the receivables.

Concentrations

During the fiscal years 2011 and 2010, Burger King Corporation represented more than 46% and 42%, respectively, of the Company’s total revenues. In both fiscal years 2011 and 2010, seven customers who are also stockholders of the Company, generated $193,000 and $362,500 of the Company's revenues, respectively. The Company believes it has excellent relationships with all of these customers except one who notified the Company that effective August 1, 2010, he would no longer use our services.

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

Software Development Costs

The Company capitalizes internally generated software development costs in accordance with current accounting guidance. Capitalization of software development costs begins when a product's technological feasibility is established.  Costs incurred for research and development of products where technological feasibility has not yet been established are expensed as incurred.  Research and development expense was $474,280 and $492,330 for 2011 and 2010, respectively.  There were no capitalized software development costs.

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

Derivative Liability in Convertible Debentures

The Company’s warrants and its convertible debentures have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements. To calculate the fair value of the derivative liabilities at each quarter, the Company enlisted a valuation specialist and valued the derivative liabilities at June 30, 2011 using a binomial model which included the following assumptions 1) volatility of 275% 2) riskless rate of 0.2% for debt instruments and 0.3% for warrants 3) current closing stock price of $0.04 on June 30, 2011, 4) exercise prices of $0.12,

$0.14, or $0.18, depending on instrument, and 5) established the minimum possible issuance price to the number of shares that could be acquired in the conversion not to exceed 4.99% of the outstanding shares.

Share-Based Compensation

In fiscal year 2010, the Company issued a share-based payment to one of its directors as reflected in the non-cash charges of $17,673 included in general and administrative expenses.  On February 11, 2011, the Board of Directors authorized the issuance of 1,825,000 shares of the Company’s common stock to the existing employees, members of the Board and one consultant in consideration of services previously rendered and in consideration of the cancellation of all outstanding options previously granted to those persons. Six of the members of the Board received 250,000 shares, six employees each received 50,000 shares and the one outside consultant received 25,000 shares.

The Company did not recognize any additional expense as the value of options cancelled exceeded the fair value of stock issuable, in accordance with current accounting standards. The shares were issued in July 2011 and are not included in the weighted average calculation of the earnings per share. As of June 30, 2011 the shares are included as common stock payable in the stockholders deficit. There are no outstanding option grants at June 30, 2011.

Accounting for Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. The fair value of derivatives at June 30, 2011 and 2010 was $514,086 and $357,242, respectively. These derivatives, including embedded derivatives in the Company’s warrants and its Convertible Notes outstanding as of June 30, 2011, which have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At June 30, 2011 and 2010, respectively, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.

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

Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The following table presents derivatives that the Company measured and recognized at fair value under a Level 3 hierarchy:

Description	2011	2010
Convertible debentures	$ 1,206,763	$	$ 733,635
Derivative liabilities: debentures	292,684		313,372
warrants	221,402		43,870
Total	$ 514,086		$ 357,242

The fair value of the derivative liability at June 30, 2011 was $514,086, and the change in fair value for the twelve months ended June 30, 2011 was a gain of $106,262, net of the debt discount.

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

Recent Accounting Standards

In January 2010, the FASB issued an update to Fair Value Measurements and Disclosures.  This update provides amendments to ASC Subtopic 820-10 requiring new disclosures regarding (1) transfers in and out of Levels 1 and 2, in which the Company should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) the reconciliation for fair value measurements using significant unobservable inputs (Level 3), in which the Company should present separately information about purchases, sales, issuances, and settlements (on a gross basis rather than as one net number).  In addition the update provides clarification of existing disclosures regarding the level of disaggregation and disclosures about inputs and valuation techniques.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchase, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company does not expect the adoption of this statement to have a material impact on its financial statements.

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

The Emerging Issue Task Force released a pronouncement related to determining whether an instrument (or imbedded Feature) is indexed to an entity’s own stock.  This became effective for the Company on

September 30, 2009.  The Company’s warrants and its Series 2007 Secured Convertible Debt issued  have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes.  With the adoption of the pronouncement on July 1, 2009, the company recorded a cumulative effect of a change in accounting principle resulting in a reclassification of the Company’s outstanding warrants from stockholders’ equity to liabilities, which required the warrants to be fair valued at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations.  At June 30, 2011 and 2010, respectively, the Company recorded a derivative liability of $514,086 and $357,242, respectively, and a change in the fair value – derivative liabilities for the years ended June 30, 2011 and 2010 of $106,262 and $408,921, respectively.

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

The Company had received respective non-refundable payments towards contracted projects in 2008 and in 2007 that were each accepted in the respective succeeding fiscal year.  At June 30, 2011 and 2010, the Company reflected the unamortized amount of the contracts as deferred revenue and recognized as revenue the portions attributable to the underlying license agreements in fiscal years 2011 and 2010, respectively.  The contracted project in 2007 was fully amortized at the end of June 2010 and the unamortized revenue of $44,000 from the 2008 project was fully amortized by the end of June 2011.

Receivables include only funds due from customers who have not paid for the monthly service provided. Due to the high collectability factor either by prepayment or within 60 days of usage, and the Company's experience with uncollectible accounts, no allowance for doubtful accounts is necessary.

The Company’s receivables at June 30, 2011 and 2010 are $79,176 and $54,861.

Note 3    Prepaid expenses

Prepaid expenses represent the unexpired portion of the Company's insurance coverage and an advance registration at a trade show.

.

Note 4     Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is computed under accelerated methods over a five year estimated useful life of the assets. Depreciation expense for the years ended June 30, 2011 and 2010 was $15,895 and $22,035, respectively. Management has evaluated the difference between straight line and the accelerated method used and deemed the difference immaterial.

Property and equipment consisted of the following:

	2011	2010
Computer and related equipment	$ 178,407	$ 172,132
Furniture and fixtures	19,106	19,106
	197,513	191,238
Accumulated depreciation	(173,564)	(157,669)
	$ 23,949	$ 33,569

Note 5   Other Assets

Security Deposit

The Company has a security deposit with its landlord at its home office in the amount of $8,707.

Deferred Commission

The Company had an agreement with an outside consulting firm that provided for monthly payments of $3,000 for five years terminating on June 30, 2011 and the issuance of one million shares of the Company’s common stock valued at $147,048.  The determination of that amount was based on the fair value of the issued common stock at the commitment date in accordance with current accounting guidance and is also fully amortized at June 30, 2011.

Year Ended June 30,	2011	2010
Total deferred commission	$ 147,048	$ 147,048
Amount of commission amortized since inception	$ 147,048	$ 110,286
Amount of commission in prepaid expense	$ -	$ 36,762

Note 6    Debt Reduction Obligation

In October 2008, the Company signed an agreement with its patent litigation counsel to issue 1,000,000 shares of the Company’s common stock issued on October 24, 2008 valued at the closing price of $0.14 per share for a total value of $140,000, to pay cash payments of $10,000 per month that extend over 48 months for a total of $480,000 and four contingent additional debt reduction payments of $65,000 over a 3 year period, each contingent upon the Company achieving revenue targets of $2 million, $3 million and $4 million, respectively, for a total of $260,000. This resulted in a gain of $763,769 in full settlement of the Company’s obligation of $1,578,769. In fiscal 2010, the Company did not achieve the revenue targets and thus reduced the maximum payout by $65,000 to $490,000 at June 30, 2010 resulting in a further gain of $65,000 in 2010.

In March 2011, the Company and counsel amended the settlement terms. Under the revised settlement, the Company paid $100,000 in cash and issued $140,000 of its 9% convertible debentures. If the Company achieved the revenue target of $2 million this year, it would be required to pay an additional $65,000. The Company recorded the $65,000 as a liability and the remaining $185,000 ($490,000 balance at June 30, 2010 less $100,000 for cash paid and the issuance of a convertible debenture of $140,000 and $65,000 for contingent liability) as a gain on debt reduction.

On June 30, 2011, the Company did not achieve the revenue target of $2 million and recorded an additional gain of $65,000.

Note 7   Accounts Payable

Accounts payable represents balances due to trade creditors, licensor and outside consultants.

Note 8    Accrued Expenses

June 30,	2011	2010
401 (K) obligation	$ 25,797	$ 26,285
Accrued interest on convertible debentures and notes	135,531	86,630
Other	89,625	68,524
Totals	$ 250,953	$ 181,439

Under the terms of the 401(K) retirement plan, mandatory contributions are required by the Company for 3% of the employees’ pay during the plan year. The amounts in the plan are fully vested with the employees.  The Company’s expense under this plan was $25,797 and $26,285 for the years ended June 30, 2011 and 2010, respectively.

Note 9   Convertible Debentures

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

As of June 30, 2011 and 2010, respectively, the Company had outstanding an aggregate of $1,206,763 and $733,635, respectively, of the 9% convertible debentures that convert at the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12 and mature July 31, 2012. All of the debentures maturity dates were extended through July 31, 2012 in consideration for the extension of the respective maturity dates of the warrants. Of the total outstanding debentures, $906,682 is held by related parties. As of June 30, 2011 and 2010, respectively, accrued interest on the debentures was $135,531and $78,323, respectively.

The debentures issued during the twelve months ended June 30, 2011 have a beneficial conversion feature and embedded derivative, which resulted in a debt discount of $263,106, as determined by an independent valuation specialist. The beneficial conversion value is discounted against the debentures and is being amortized as interest expense using the effective interest method over the term of the debentures. The total amortization as of June 30, 2011 is $56,359 and the remaining unamortized discount of $206,747 is reflected as a reduction of the principal balance of the debentures.

If all of the remaining debenture holders at June 30, 2011 elected to convert their debentures and warrants into shares of the Company’s common stock, the Company would be required to issue an additional 16,778,680 shares.

Note 10   Deferred Credits

In January 2006, the Board of Directors and two of its customers, agreed in lieu of an issuance of the Company’s common stock, to receive $150,000 in billing credits applied against their monthly business intelligence software billings at a rate of 25% of the billings commencing January 1, 2006 and July 1, 2006, respectively.

The deferred credits at June 30, 2011 in the respective amounts of $77,050 and $72,458, net of amortization, are expected to be utilized over a 12 to 13 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

Note 11    Derivative Liabilities

The Company’s warrants and its Convertible Notes have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.

Our derivative liabilities increased to $514,086 from $357,242 at June 30, 2011. During the years ended June 30, 2011and 2010, the Company recorded gains of $106,262 and $408,921, respectively, for the change in fair value.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at June 30, 2011 and June 30, 2010:

	June 30, 2011	June 30, 2010
Common stock warrants	$ 221,402	$ 43,870
Embedded conversion features	292,684	313,372
Total	$ 514,086	$ 357,242

Note 12      Note Payable-Related Party

On August 31, 2010, the Company sold $128,000 of its corporate debentures and used the proceeds to retire the loan payable of $118,667 and the accrued interest thereon of $9,333.

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

At June 30, 2010, the Company had net operating loss carry-forwards totaling approximately $15,127,000 that begin to expire in 2016 through 2027.  The carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382. The Company’s taxable losses, as determined by an independent tax advisor, have created a deferred tax benefit of approximately $1,940,000 that is fully reserved.

In 2011, the primary differences between financial statement reporting and taxable income (loss) was; (1) the gain on the change in fair value of the derivatives is excludable for tax purposes (2) the gain on debt reduction of $250,000 was limited to the amount of the deduction not taken in prior years and only $130,000 was includible in taxable income; (3) revenues of $44,000 from professional fees under GAAP were included in fiscal years 2008 and 2007 taxable calculation and thus excludible in fiscal year 2011; (4) The excess of interest accrued but not paid over actual interest paid of $80,000 was excludible from taxable income. However, no tax benefit, either from the prior year's or current year's results, has been reported in the June 30, 2011 and 2010 financial statements because utilization of the carry-forward is not more likely than not. In the current year, the Company reduced its estimate of state income taxes and recorded a benefit of $461 as compared to a $13,000 provision in fiscal 2010.

In 2010, the primary differences between financial statement reporting and taxable income (loss) was; (1) the gain on the change in fair value of the derivatives is excludable for tax purposes (2) the gain on debt reduction of $65,000 was not includible in taxable income as the deduction was not taken in prior years; (3) revenues of $84,000 from professional fees under GAAP were included in fiscal years 2008 and 2007 taxable calculation and thus excludible in fiscal year 2010; (4) the non-cash share based payments of $17,673 under current accounting guidance is not deductible for tax purposes.

The deferred tax asset at June 30, 2011 and 2010 is as follows:

	2011	2010
Deferred tax asset primarily arising from Net Operating Loss Carry-forwards	$ 1,956,000	$ 1,976,000
Adjustment for Internal Revenue Code section 382 Net Operating Loss carry-forwards	16,000	(20,000)
	1,940,000	1,956,000
Valuation allowance	(1,940,000)	(1,956,000)
Net deferred tax asset	$ -	$ -

Note 14   Stockholders' Equity

Capital Stock

The Company’s capital structure consists of two classes of stock, preferred and common.  The preferred shares, none of which have been issued, if issued may have a claim to assets superior to those of the common stockholders.

On February 11, 2011, the Board of Directors authorized the issuance of 1,825,000 shares of the Company’s common stock to the existing employees, members of the Board and one consultant in consideration of services previously rendered and in consideration of the cancellation of all outstanding options previously granted to those persons. Six of the members of the Board received 250,000 shares, six employees each received 50,000 shares and the one outside consultant received 25,000 shares.

The Company did not recognize any additional expense as the value of options cancelled exceeded the fair value of stock issuable, in accordance with current accounting standards. The shares were issued in July 2011 and are not included in the weighted average calculation of the earnings per share. As of June 30, 2011 the shares are included as common stock payable in the stockholders deficit. There are no outstanding option grants at June 30, 2011.

The shares were issued in July 2011 and are not included in the weighted average calculation of the earnings per share. As of June 30, 2011 the shares are included in common stock payable.

Stock Options

In August 2009, the Board of Directors of the Company approved the grant and issuance of options exercisable to purchase an aggregate of 250,000 shares of common stock. Those and all other previous options were cancelled by the Board of Directors effective February 2011. See Stockholders Equity Note above.

Note 15     Loss per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares.  Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. For the years ended June 30, 2011 and 2010, the fully diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of options and warrants would be anti-dilutive.

Net income per share has been computed using the following weighted average number of shares:

	June 30, 2011	June 30, 2010
Shares issued and outstanding	51,931,553	51,931,553
Shares potentially issuable (fully diluted)	75,337,875	73,908,669
Weighted average number of shares outstanding (basic)	51,931,553	51,931,553
Weighted average number of shares outstanding (fully diluted)	68,874,453	73,879,901

Note 16     Share-Based Compensation

As no options or warrants were granted during the year ended June 30, 2011, no stock based compensation was recorded by the Company. During the year ended June 30, 2010, the Company issued 250,000 valued at $17,673. The fair value at the date of grant using the Black-Scholes valuation model for options issued in fiscal 2010 was estimated using the following weighted average assumptions respectively: (a) no dividend yield on the common stock, (b) expected stock price volatility of 187.91%, (c) a risk free interest rate of 1.76% and (d) an expected option term of 2.8 years.  The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, the immediate vesting and expectations of future employee behavior. For fiscal 2010, expected stock price volatility is based on the historical volatility of our stock.  The risk-free interest rate is based on the U.S. Treasury bill rate in effect at the time of the grant with an equivalent expected term of life.  The Company has not paid any dividends in the past and does not currently plan to any dividends in the future. In February 2011, the Company cancelled all outstanding option grants.

Note 17   1999 Equity Incentive Plan

The Board of Directors has the authority to grant shares issuable under the Plan equal to 20% of the then issued and outstanding shares. Through February 2011 the Board of Directors, which has the exclusive power over the granting of options and their vesting provisions, granted a total of 7,025,000 options to executives, employees, directors and one vendor that were fully vested as of the date of the grant.  All options granted had a seven-year term. In February 2011, the Board cancelled all existing options and in consideration for the cancellation, awarded all of the grantees a total of 1,825,000 shares of the Company’s common stock. See Note 14 Stockholders Equity.

There are no option grants outstanding at June 30, 2011.

	2011		2010
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	7,025,000	$ 0.16	6,775,000	$ 0.16
Granted	-	$ 0.08	250,000	$ 0.16
Exercised	-	$ 0.16	-	$ 0.16
Cancelled	7,025,000	$ 0.16	-	$ 0.26
Options outstanding, vested and exercisable at end of year	-	$ 0.157	7,025,000	$ 0.26

Note 18       Related Party Transactions

Seven of our customers who are also stockholders in the Company, generated revenues approximating $192,000 and $362,500, respectively, in the years ended June 30, 2011 and 2010.  A principal in one current customer serves as a member of the Board of Directors and the Audit Committee. This same principal, and his partners, purchased $728,000 of the Company’s debentures for cash in fiscal 2011

In September 2010, three Company executives and one employee purchased $70,000 of the 9% convertible debentures for cash.

In February 2011, the Company authorized the payment of 1,825,000 shares in exchange for the cancellation of all outstanding options granted. The Company did not recognize any additional expense as the value of options cancelled exceeded the fair value of stock issuable, in accordance with current accounting standards.

Note 19    Commitments and Contingencies

Leases

In June 2008, The Company entered into a 64 month “triple net” lease agreement.  Terms of the agreement provide for an average base rent of $4,329 over the term of the lease plus the Company’s pro rata share of real estate and common area costs.

The Company also has six months remaining on its Northbrook, Illinois office at $700 per month.

Concentrations

During the fiscal years 2011 and 2010, Burger King Corporation represented more than 46% and 42%, respectively, of the Company’s total revenues. In the current year, the Company was notified that the license fees for its non-business intelligence solutions expired and would not be renewed.

In both fiscal years 2011 and 2010, seven customers who are also stockholders of the Company, generated $193,000 and $362,500 of the Company's revenues, respectively. The Company believes it has excellent relationships with all of these customers except one who notified the Company that effective August 1, 2010, he would no longer use our services.

Contracts

In 2011, the Company extended the maturity dates of the convertible debentures Through July 31, 2012.

Scheduled principle payments on the above obligations are as follows:

Fiscal year	Convertible Debentures	Rent	Total
2012	$ -	$ 56,592	$ 56,592
2013	1,206,763	58,575	1,265,338
2014	-	14,643	14,643
2015	-	-	-
Total payments	$ 1, 206,763	$ 129,810	$ 1,336,573

Licenses

In January 2007, the Company was granted a non-exclusive license and agreed to pay a royalty fee ranging between 6.0% and 7.5% but only on revenues generated from the Company’s business intelligence software provided within the restaurant industry. The total expense under this agreement for the years ended June 30, 2011 and 2010 is $78,901 and $80,356, respectively.  At June 30, 2011, the remaining amount of the current year’s obligation of $38,802 is reflected in the accounts payable above.

Litigation

As of the date of this report, there are no pending legal proceedings in which we or any of our officers, directors or affiliates is a party, and we are not aware of any threatened legal proceedings.

Contingencies

None

Note 20    Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an operating deficit of $8,828,136 through the fiscal year ended June 30, 2011. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet.  The Company's ability to continue as a going concern is dependent on its ability to improve operating results and increase its financing cash flows, if any.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 21  Subsequent Events

In July 2011, the Company issued 1,825,000 of its common shares in consideration for the cancellation of all outstanding options granted.  The Company did not recognize any additional expense as the value of options cancelled exceeded the fair value of stock issuable, in accordance with current accounting standards.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of June 30, 2011, our internal control over financial reporting was ineffective based on those criteria.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  We have identified the following material weaknesses:

•

As of June 30, 2011, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

•

As of June 30, 2011, effective controls over transactions were not maintained.  Specifically, controls were not designed and in place to ensure that the derivative liabilities were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act.

Name	Age	Position	Term
Chris Ball	45	Chief Operating Officer, Chief Executive Officer, President and Director. Member of the compensation committee	COO from September 28, 2004 through April 25, 2006. CEO from April 25, 2006 through present day. Director from May 4, 2006 through present day.
C. Drew Seale	42	Chief Technical Officer and Director and member of the audit committee	From September 28, 2004 through present day. Director from May 10, 2006 through present day.
Jack Rabin	71	Chief Financial Officer, Director and member of the Audit Committee	Director from March 2004 through present day. CFO from September 28, 2004 through present day.
Michael Shahsavari	62	Chairman of the Board and Chairman of the Audit Committee	From October 7, 2004 through present day.
Kenneth Johnson	58	Director and member of the compensation committee	From December 12, 2007 through present day.
Farsheed Ferdowsi	56	Director and member of the compensation committee	From March 19, 2008 through present day.

Our directors are each elected and serve until their qualified successor has been elected. Each is elected at each annual meeting of our stockholders.  All of the above directors, with the exception of Mr. Paul Dwyer, received compensation of $12,500 in the form of issuance of 250,000 shares each of the Company’s common stock based on the closing price of the stock as quoted on the Bulletin Board at $0.05 on the date of authorization.  As consideration for the stock issuance, all of the outstanding vested stock option grants held by the directors were cancelled. Following is biographical information for each of the directors, executive officers and persons of control including their principal occupation and other business affiliations:

Chris Ball, 45, has served as XFormity's Chief Executive Officer since April 25, 2006.  From June 2002 through April 25, 2006, he served as XFM's Chief Operating Officer.  From April 2000 through May 2002, he worked as Vice President, Operations for VertaPort, Inc.  From May 1998 through March 2000, he worked as a project management consultant for a division of US Freightways.  As a consultant for the US Freightways' division, he was responsible for the development of their business-to-business auction solution.  Mr. Ball earned a Bachelor of Science Degree in Aerospace Engineering from California Polytechnic University and a Masters in Business Administration from Texas Christian University.

C. Drew Seale, 42, has served as XFormity's Chief Technology Officer since September 2004.  From June 2002 through September 2004, he served as XFM's Chief Technology Officer. From September 1999 through May 2002, he worked as the Vice President of Applications Development for VertaPort, Inc., where he was responsible for all technology development.  From January 1996 through August 1999, he worked as the Director of Application Architecture for Sea-Land, Inc., a shipping company with over 9,000 employees.  Mr. Seale earned a Bachelor of Science Degree (BS) in advertising from the University of Texas and a Master in Business Administration from Texas Tech University.

Jack Rabin, 71, has been our Chief Financial Officer since July 2004 and a director since March 2004. He was also Chief Financial Officer of Paradigm Group II, LLC since its inception in 2000 until June 30, 2004.  Previously he served as Chief Financial Officer of a major national underwriting firm from 1998 to 2000 and Corporate Controller of the Illinois Superconductor Corp. from 1993 to 1998.  He received a BS degree in business administration from Roosevelt University and has a CPA certificate from the State of Illinois.

Michael Shahsavari, 62, has worked in the restaurant industry for the past 35 years as an owner and Chief Financial Officer of franchisees for major brands such as Taco Bell and Pizza Hut.  In total, the companies with which Mr. Shahsavari is affiliated employ over 1800 people.  Mr. Shahsavari received a Bachelor of Arts in accounting from the London School of Accountancy and is a Fellow member of the Institute of Chartered Accountants in England & Wales and is the Chairman of the Board and Chairman of the Audit Committee.

Ken Johnson, 58, for the past 15 years, Mr. Johnson has served as President of NA Sales, Inc. a consulting firm specializing in sales, marketing and business development. Mr. Johnson has been paid as an outside consultant to the Company since December 2006. Current clients, besides XFormity, Inc  include RSM McGladrey Financial Process Outsourcing.  Other past clients include Pillsbury/Green Giant Fresh where he played a major role in the development of new products and markets for that produce brand; Golden State Foods Corporation where he worked to develop and implement a sales and marketing plan to pursue chain account manufacturing business; John I. Haas, a worldwide leader in the growing and marketing of Hops where he worked on the integration of a diverse line of manufacturing businesses that they acquired.

Farsheed Ferdowsi, 56, was the Founder, President and CEO of PayMaxx, Inc. prior to its sale to CompuPay, Inc. in July 2005.  Founded in 1991, PayMaxx was a technology-centric, customer-focused payroll outsourcing service provider.  At the time of its sale, it ranked among the top-10 in its industry and served clients in all 50 states.  After the business combination with CompuPay, Mr. Ferdowsi served the combined entity as a member of the Executive Team as Chief Development Officer until August 2007.  Currently, Mr. Ferdowsi is the CEO of Inova, Payroll, Inc, a payroll processing service in Nashville, TN. The Nashville Business Journal named Mr. Ferdowsi the 2002 Entrepreneur of the Year.  Mr. Ferdowsi holds a Master’s degree in structural engineering from the University of California in Berkeley and a Bachelor’s degree in civil engineering from Vanderbilt University.

Mr. Ferdowsi’s brother, Farzin, is the owner of 5.29 % of the Company’s common stock

During the last ten (10) years no current director or officer of the Company, other than Mr. Shahsavari, has:

a.

had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; Mr. Shahsavari was an executive officer in a privately owned Company that filed for bankruptcy during 2010.

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

The Board of Directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Christopher Ball, Chief Executive Officer and President, at the Company's principal executive offices located in Dallas, Texas and provide to Mr. Ball, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SK, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before June 30, 2012.

The Board of Directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

Meetings and Committees of the Board of Directors

The Board meets as often as necessary to perform its duties and responsibilities.

 a.       Meetings of the Board of Directors

During the fiscal year ended June 30, 2011, four meetings of the Board of Directors were held, including scheduled and special meetings, each of which were attended by a minimum of five Directors. Meetings are conducted either in person or by telephone conference.

Mr Dwyer did not participate in any of the meetings. All other directors participated in all other meetings.

Outside Directors receive no compensation for their attendance at meetings other than as reflected above, although they are reimbursed their expenses associated with such attendance.  Messrs. Ferdowsi received stock option grants for 250,000 shares at an exercise price of $0.08 expiring in seven years in fiscal year ended June 30, 2010. Those option grants, along with those previously granted to the other Board Members, were cancelled in February 2011.

b.       Committees

The Board appoints committees to help carry out its duties. In particular, board committees work on key issues in greater detail than would be possible at full board meetings.  Each committee reviews the result of its meetings with the full board.

During the year ended June 30, 2011, the board had standing audit and compensation committees.

Audit Committee and Audit Committee Financial Expert

In 2010, the audit committee was composed of Mr. Shahsavari, Mr. Seale and Mr. Rabin.

The Board of Directors has determined that Mr. Shahsavari is independent and qualified as an Audit Committee financial expert within the meanings of Regulation S-K, Item 407(d) (5) (i) and (ii).  For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

During the fiscal year ended June 30, 2011 the audit committee had four meetings. The committee is responsible for accounting and internal control matters.  The audit committee:

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

2.

Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the years ended June 30, 2011 and 2010 be included in the Company's Annual Report of Form 10-K for the fiscal year ended June 30, 2011 for filing with the Commission.

By the Audit Committee: Mr. Shahsavari, Mr. Seale and Mr. Rabin.

Compensation Committee

During the fiscal year ended June 30, 2011, the Compensation Committee was comprised of Messrs. Ferdowsi, Johnson and Ball who determined and approved appropriate executive compensation and under the bonus arrangement.  The Committee will continue to evaluate and determine executive compensation for the fiscal year ended June 30, 2012 based on the Company’s performance.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	StockAward ($)	All Other Compensation ($)	Total ($)

Chris Ball, Chief Executive Officer	2011 2010 2009	136,800 144,388 138,408	12,500 -0- -0-	250(1) 250(1) 2501)	149,550 145,138 138,658

C. Drew Seale, Chief Technical Officer	2011 2010 2009	136,800 144,388 138,408	12,500 -0- -0	250(1) 250(1) 250(1)	149,5050 145,138 138,658

Jack Rabin, Chief Financial Officer	2011 2010 2009	74,400 78,744 72,264	12,500 -0- -0-	250(1) 250(1) 250(1)	87,150 78,694 72,514

 (1)  Includes total cost of term life insurance premiums paid for employees' coverage up to $50,000.

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

All of the unexercised options that were fully vested at the beginning of the year were cancelled and there are no outstanding equity incentive plan awards currently granted.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE- NONE

DIRECTORS COMPENSATION

Name	Date Awarded	Stock Awards ($)(d)	Total ($)
Farsheed Ferdowsi	2/11/2011	$12,500	$12,500
Michael Shahsavari,	2/11/2011	$12,500	$12,500
Ken Johnson	2/11/2011	$12,500	$12,500
Paul Dwyer	-	-	-

(d) This amount represents the dollar amount recognized for financial reporting purposes with respect to fiscal 2011 for the fair value of common stock granted to the above Directors on February 11, 2011

Compensation Discussion and Analysis

Over the past three years, the executive compensation was determined by the compensation committee consisting of the Chairman of the Board and two other directors. During this tenure, management has not received any equity awards or other forms of compensation other than as reflected in the table above. The compensation committee’s philosophy is that executive compensation should enable the Company to attract, retain and motivate a team of highly qualified executives who will create long-term value for the shareholders. To that end, the committee believes that an executive compensation program should include cash, bonuses and equity-based compensation that reward specific performance. The compensation committee has structured a bonus program for its executives approximating a reasonable percentage of their existing salaries to be paid only upon achievement of specific performance results.  The committee continues to monitor the effectiveness of this program to ensure that the compensation provided to Company executives remains competitive relative to the compensation paid to executives in the Company’s industry.

No executive officer, director or control person received compensation, perquisites and other personal benefits during the fiscal years ended June 30, 2011 and 2010 other than as reflected in the above table.

The compensation committee of the Board of Directors has recommended that this Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011.

Equity Incentive Plan

The Company has an Equity Incentive Plan which allows the granting of stock options to employees of the Company and its subsidiaries and service providers up to an aggregate of 20% of the number of outstanding shares of common stock. There were no outstanding option grants at June 30, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to beneficial ownership of our common stock at August 12, 2011  by each person who beneficially owns more than 5% of the common stock; by each of our executive officers named in the Management section; by each of our Directors; and by all executive officers and Directors as a group. Unless otherwise indicated, we believe all persons in the table have sole voting and investment power for all shares beneficially owned by them. (1)

Name and Address of Beneficial Owner (2) (3)	No. Of Shares	Percentage
Chris Ball (4)	1,602,465	2.33%
Drew Seale (5)	1,415,298	2.06%
Michael Shahsavari (6)	1,938,667	2.82%
Farzin Ferdowsi (7)	6,052,300	8.79%
Homayoun Aminmadani (8)	6,047,067	8.78%
Jack Rabin (9)	1,027,500	1.49%
Ken Johnson	580,600.84%
Farsheed Ferdowsi	629,155.91%
Cook County Pension and Benefit Fund	4,037,724	5.87%

All officers and directors as a group-seven persons	7,193,685	10.45%

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

(2)

The percentages shown are calculated based upon 53,756,553 shares of common stock outstanding on August 12, 2011. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of August 12, 2011 upon the exercise of options, warrants and conversion feature under the convertible debenture are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)

Unless otherwise stated, the beneficial owner's address is c/o 4100 Spring Valley Road, Suite 800, Dallas, Texas 75244.  Jack Rabin’s address is 707 Skokie Blvd. Suite 500, Northbrook, IL 60062. Messrs. Shahsavari, Ferdowsi and Aminmadani address is 1728 General George Patton Drive, Suite 200, Brentwood, TN 37027.

(4)	Includes debentures convertible to acquire 166,667 shares at $0.12 per share; warrants to acquire 41,667 shares at $0.14; warrants to acquire 41,666 shares at $0.18, at the option of the holder

(5)	Includes debentures convertible to acquire 41,667 shares at $0.12 per share; warrants to acquire 10,417 shares at $0.14; warrants to acquire 10,416 shares at $0.18, at the option of the holder
(6)	Includes debentures convertible to acquire 833,333 shares at $0.12 per share; warrants to acquire 208,334 shares at $0.14; warrants to acquire 208,333 shares at $0.18, at the option of the holder
(7)	Includes debenture convertible to acquire 2,140,350 shares at $0.12 per share; warrants to acquire 535,087 shares at $0.14; warrants to acquire 535,087 shares at $0.18, at the option of the holder.
(8)	Includes debenture convertible to acquire 2,140,333 shares at $0.12 per share; warrants to acquire 535,083 shares at $0.14; warrants to acquire 535,083 shares at $0.18, at the option of the holder.
(9)

Mr. Rabin has gifted 1,027,500 shares to the Arthur J. Rabin Irrevocable Marital Trust, in which Mr. Rabin disclaims any beneficial ownership. Includes debenture convertible to acquire 291,667 shares at $0.12 per share; warrants to acquire 72,917 shares at $0.14; warrants to acquire 72,916 shares at $0.18, at the option of the holder

Item 13.   Certain Relationships and Related Party Transactions.

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

All of the above option grants were cancelled effective February 11, 2011 in consideration for the issuance of 250,000 shares of the Company’s common stock, respectively, to each of the six active members of  the Board of Directors.

Customers, who are also stockholders in the Company, generated revenues approximating $193,000 and $362,000 in fiscal years 2011 and 2010, respectively.  Michael. Shahsavari, a principal in one of those customers, has served as Chairman of the Board of Directors and a member of the Audit Committee.

Item 14.  Principal Accountant Fees and Services.

The Company retained M&K CPAS, PLLC as our principal accountants to audit the financial statements for fiscal years ended June 30, 2011 and 2010. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our Audit Committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices previously adopted by the Audit Committee effective June 2005. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.	2011	2010

Audit fees - audit of annual financial statements and review of financial statements included in our 10-Q, services normally provided by the accountant in connection with statutory and regulatory filings.

	$ 34,000	$ 34,000

Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	-0-	-0-

Tax fees - tax compliance, tax advice and tax planning	-0-	-0-

All other fees - services provided by our principal accountants other than those identified above	-0-	-0-
Total fees paid or accrued to our principal accountants	$ 34,000	$ 34,000

Item 15.  Exhibits and Reports on Form 8-K.

Exhibit No.		Title
*	3.1	Articles of Incorporation dated June 11, 1991
***	3.2	Articles of Amendment to Articles of Incorporation dated October 19, 1999
*	3.3	Bylaws
***	4.1	Specimen Common Stock Certificate
***	4.2	Specimen Warrant Certificate
	4.3	1999 Equity Incentive Plan
***	5.0	Opinion of Neuman & Drennen, LLC
**	10.1	Agreement and Plan of Reorganization dated as of August 27, 1999
***	10.2	Purchase Agreement between International Capital Funding, Inc. and Jonathan Cohen dated September 1, 1999
***	10.3	Registration Rights Agreement between International Capital Funding, Inc. and Jonathan Cohen dated September 1, 1999
***	10.4	Joint Venture Technology Agreement between XML - Global Technologies, Inc., Gnosis, Inc. and David R. R. Webber dated as of November 18, 1999
***	10.5	Consulting Agreement between Data Xchg, Inc. and David Webber
***	10.6	License Agreement between Data Xchg, Inc. and XML - Global Technologies, Inc.
***	10.7	Pre-Incorporation Agreement between XML - Global Technologies, Inc. and David Webber
***	10.8	Form of Lock-up and Vesting Agreement
***	10.9	Securities Purchase Agreement between XML - Global Technologies, Inc. and XML Fund, LLC dated January 13, 2000
***	10.10	Securities Purchase Agreement between XML - Global Technologies, Inc. and XML Fund, LLC dated April 5, 2000
***	10.11	Securities Purchase Agreement between XML - Global Technologies, Inc. and the Tomasovich Family Trust
***	10.12	Securities Purchase Agreement between XML - Global Technologies, Inc. and Tomasovich Family Trust
***	10.13	Unit Purchase Option Agreement between XML - Global Technologies, Inc. and Westminster Securities Corp.
***	10.14	Commercial Lease with Radical Entertainment Ltd. dated May 5, 1999

***	10.15	Software Development and License Agreement between B2Binternet, Inc. and XML - Global Technologies, Inc. dated June 12, 2000
***	10.16	Letter Agreement between PenOp, Limited and XML - Global Technologies, Inc. dated June 1, 2000
****	10.17	Agreement to Exchange Stock dated June 28, 2000 with David Webber
*****	10.18	Employment Agreement dated as October 16, 2000 between XML - Global Technologies, Inc. and Gordon Ebanks
*****	10.19	Employment Agreement dated as July 26, 2001 between XML-Global Technologies, Inc., XML-Global Research, Inc. and Peter Shandro
*****	10.20	Addendum dated May 17, 2002 to the Employment Agreement dated as October 16, 2002 between XML-Global Technologies, Inc. and Gordon Ebanks
*****	10.21	Employment Agreement dated as June 10, 2002 between XML-Global Technologies, Inc., XML-Global Research, Inc. and John McAughtry
	10.22	Software licensing and support agreement dated as June 14, 2002 between XML Technologies, Inc. and Iway Software Company, an Information Builders Company

******	10.24	Agreement dated January 29, 2003 between XML - Global Technologies, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, LP governing a license to The Qube software
******	10.25	Promissory Note dated January 29, 2003 in the amount of $200,000 in favour of XML - Global Technologies, Inc.
******	10.26	Promissory note guaranty in favour of XML - Global Technologies, Inc.
******	10.27	Voting Agreement between XML - Global Technologies, Inc. and Paradigm Group II, LLC
******	10.28	General proxy of Paradigm Group II, LLC
******	10.29	OEM agreement dated January 29, 2003 between XML - Global Technologies, Inc., XFormity, Inc. and Paradigm Group II, LLC
*******	10.30	Mutual Specific Release dated April 21, 2003 between XML _ Global Technologies, Inc, Paradigm Group II, LLC and Paradigm Millennium Fund, LP releasing the parties from various obligations
*******	10.31	Supplemental Term Sheet dated April 9, 2003 from Paradigm Group II, LLC, offering to purchase stock from XML - Global Technologies, Inc.
*******	10.32	Notice of Termination by Information Builders, Inc. and iWay Software Company to XML - Global Technologies, Inc. in respect of a Software Licensing and Support Agreement dated June 14, 2002
*******	10.33

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

********	10.35	Employment agreement dated May 29, 2003 between Xtract Informatics Inc. and Garry Kupecz.
********	10.36	Agreement dated July 29, 2003 between Liang Wang, Kai Xu, Hai Bo Fan, Jianwen Zhang and XML Global Technologies, Inc. a Colorado company and it’s wholly owned subsidiaries.
********	10.37	Letter of intent dated June 30, 2003 between XML-Global Technologies, Inc. and Xenos Group Inc.
********	10.38	Definitive purchase and sale agreement dated August 21, 2003 between XML-Global Technologies, Inc. and Xenos Group Inc.
********	10.39	iWay Software, Inc. Termination Agreement and Mutual General Release.
********	10.40	Xtract Sale Agreement
********	10.41	Transfer Agreement dated April 14, 2003 with Developers
	10.42	Grant of Right of First Option dated April 14, 2003 with Developers
********	10.43	Agreement dated July 4, 2003 with Developers
*********	10.44	Agreement and Plan of Merger dated as of August 13, 2004.
*********	10.45	Articles of Amendment to Articles of Incorporation
*********	10.46	Statement of Merger
*********	10.47	Closing Escrow Agreement dated as of September 27, 2004.
*********	10.48	B-50 Indemnity Agreement dated as of September 27, 2004
*********	10.49	Holdback Escrow Agreement dated as of September 27, 2004
*********	10.50	Indemnity Agreement by and among XFormity, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, L.P. dated as of September 27, 2004.

*********	10.51	Escrow Agreement by and among XFormity, Inc., Paradigm Group II, LLC Paradigm Millennium Fund, L.P. and Clifford L. Neuman, P.C. dated as of September 27, 2004.
*********	10.52	Employment Agreement by and among XFormity, Inc. and Jack Rabin effective as of September 27, 2004.
*********	10.53	Employment Agreement by and among XFormity, Inc. and Drew Seale effective as of September 27, 2004.
*********	10.54	Employment Agreement by and among XFormity, Inc. and Mark Haugejorde effective as of September 27, 2004.
*********	10.55	Employment Agreement by and among XFormity, Inc. and Chris Ball effective as of September 27, 2004.
	10.56	General Security Agreement dated January 27, 2006 (filed herewith)
	10.57	Trust Indenture dated January 27, 2006 (filed herewith)
	10.58	Subordination Agreement dated January 27, 2006 (filed herewith)
XX	10.59	Settlement Agreement and Release between Xformity Technologies, Inc. and Mark Haugejorde dated April 26, 2006
**********	10.60	Non-exclusive license agreement with b-50.com, LLC dated January 2, 2007
#	10.61	Settlement Agreement Release between XFormity, Inc., XFormity Technologies, Inc. and Andrews Kurth, LLP dated October 10, 2008.
X	14.1	Code of Ethics
***	22.0	List of Subsidiaries
####	31.0	Certifications
####	32.0	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Registration Statement on Form 10-SB filed with the Commission on November 18, 1997
**	Incorporated by referenced from the Current Report on Form 8-K which was filed with the Commission on September 8, 1999
***	Incorporated by reference from the Registration Statement on Form SB-2 which was filed with the Commission on October 3, 2000
****	Incorporated by reference from the Current Report on Form 8-K that was filed with the Commission on June 30, 2000.
*****	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended June 30, 2002, which was filed with the Commission on September 30, 2002
******	Incorporated by reference from the Quarterly Report on Form 10-QSB for the period ended December 31, 2002, which was filed with the Commission on February 14, 2003
*******	Incorporated by reference from the Quarterly Report on Form 10-QSB for the period ended March 31, 2003, which was filed with the Commission on May 15, 2003
********	Incorporated by reference from the Annual Report on Form 10-KSB for the period ended June 30, 2003, which was filed with the Commission on October 10, 2003
*********	Incorporated by reference from the Current Report on Form 8-K, which was filed with the Commission on October 1, 2004
**********	Incorporated by reference from the Current Report on Form 8-K, which was filed with the Commission on January 4, 2007
X	Incorporated by reference from the Annual Report on Form 10-KSB for the period ended June 30, 2004, which was filed with the Commission on October 14, 2004
XX	Incorporated by reference from the Annual Report on Form 10-KSB/A for the period ended June 30, 2006, which was filed with the Commission on October 17, 2006
#	Incorporated by reference from the Current Report on Form 8-K dated October 28, 2008 as filed with the Commission on October 28, 2008.

##	Incorporated by reference from the Current Report on Form 8-K dated August 31, 2010 as filed with the Commission on September 7, 2010.
###	Incorporated by reference from the Current Report on Form 8-K dated September 15, 2010 as filed with the Commission on September 21. 2010
####	As filed herewith.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date: October 6, 2011	/s/ Christopher Ball Christopher Ball Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christopher Ball Christopher Ball	Chief Executive Officer and Director	October 6, 2011
/s/ C. Drew Seale	Chief Technical Officer and Director	October 6, 2011
C. Drew Seale

/s/ Jack Rabin	Chief Financial Officer and Director	October 6, 2011
Jack Rabin

/s/ Michael Shahsavari	Director	October 6, 2011
Michael Shahsavari

/s/ Kenneth Johnson	Director	October 6, 2011
Kenneth Johnson

/s/ Farsheed Ferdowsi	Director	October 6, 2011
Farsheed Ferdowsi