Form 10-Q
period 2011-09-30
XFormity Technologies, Inc.
filed 2011-11-10
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X          No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No  [  ]

Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes          No    X

The number of shares outstanding of the Issuer’s Common stock, $0.0001 par value, at November 10, 2011 is 53,756,553.

XFormity Technologies, Inc. and Subsidiary

Consolidated Balance Sheets

September 30,		June 30,
2011		2011
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$ 70,968	$ 56,625
Accounts receivable	72,286	79,176
Prepaid expenses	17,930	7,051
Total current assets	161,184	142,852
Property and equipment, net of accumulated depreciation	21,230	23,949
Security deposit	8,707	8,707
Total Assets	$ 191,121	$ 175,508

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$ 110,547	$ 120,882
Accrued expenses	289,503	250,953
Deferred revenue	41,418	29,706
Current portion – deferred credits	12,614	12,458
Convertible debentures, net of original discount - related parties	758,348	699,935
Convertible debentures	300,081	300,081
Derivative liabilities –debentures and warrants	458,131	514,086
Total Current Liabilities	1,970,642	1,928,101
Deferred credits – net of current portion	133,838	137,050
Total liabilities	2,104,480	2,065,151

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at September 30, 2011 and June 30, 2011	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 53,756,553 shares issued and outstanding at September 30 2011 and 51,931,553 shares issued and outstanding at June 30, 2011	5,376	5,193
Common stock payable – 1,825,000 shares	-	183
Additional paid-in capital	6,933,117	6,933,117
Accumulated deficit	(8,851,852)	(8,828,136)
Total Stockholders' Deficit	(1,913,359)	(1,889,643)
Total Liabilities and Stockholders' Deficit	$ 191,121	$ 175,508

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary

Consolidated Statements of Operations

	(Unaudited)
	Three Months Ended September 30,
	2011	2010

Revenue	$ 396,452	$ 477,671
Cost of revenue	147,677	171,349
Research and development	95,678	105,324
Marketing and selling	31,683	61,749
General and administrative	112,391	104,351
Total operating expenses	387,429	442,773
Income from operations	9,023	34,898
Interest expense, net	(87,033)	(20,504)
Income (loss) before other income and provision for income taxes	(78,010)	14,394
Change in fair value - derivatives	55,955	17,429
Provision for income taxes	1,661	2,299
Net Income (loss)	$ (23,716)	$ 29,524

Net Income (loss) per share – basic and diluted	$ (0.00)	$ 0.00

Weighted average number of shares – basic and diluted	53,339,977	51,931,553

The accompanying notes are an integral part of these consolidated financial statements.

.

        XFormity Technologies, Inc. and Subsidiary

            Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended September 30,
	2011	2010
Operating activities:
Net income	$ (23,716)	$ 29,524
Depreciation	2,718	3,739
Amortization of deferred commission	-	9,191
Amortization of debt discount	58,413
Non-cash transactions for:
Change in fair value - derivatives	(55,955)	(17,429)
Changes in:
Accounts receivable	6,890	(43,830)
Prepaid expenses	(10,879)	(24,866)
Accounts payable	(10,334)	21,506
Accrued expenses	38,550	15,727
Deferred revenue	11,712	(34,405)
Deferred credits	(3,056)	(3,730)

Net cash provided (used) in operating activities	14,343	(44,572)

Investing activities:
Purchases of property and equipment	-	(1,580)
Net cash used in investing activities	-	(1,580)

Financing activities:
Issuance of convertible debentures	-	198,000
Retirement of note payable – related party	-	(118,667)
Net cash used in financing activities	-	79,333

Increase in cash and cash equivalents	14,343	33,181
Cash and cash equivalents, beginning of period	56,625	76,952
Cash and cash equivalents, end of period	$ 70,968	$ 110,133

Supplemental disclosure of non-cash financing and investing activities
Interest paid	$ -	$ 6,992

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011

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

Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2011 Annual Report on Form 10-K. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

Note 3   Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $8,851,852 and a working capital deficit of $1,809,458 through the fiscal quarter ended September 30, 2011. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4    Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over a five year estimated useful life of the assets. Accumulated depreciation at September 30, 2011 was $176,282 and $173,564 at June 30, 2011.  Management has evaluated the difference between the straight line and accelerated method used and has deemed the difference immaterial.

Note 5    Deferred Credits

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

Two consortium members elected option (1), one commencing January 1, 2006, and the other commencing July 1, 2006.  The five remaining consortium members elected option (2) and in May 2006, the Company issued 4,166,665 shares under this agreement. The deferred credits at September 30, 2011 in the respective amounts of $71,108 and $75,344, net of amortization, are expected to be utilized over a 11 to 12 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

Note 6   Accounts Payable

Accounts payable represents balances due to trade creditors, licensors and fees for professional services incurred for legal, and audit services.

Note 7  Accrued Expenses

	September 30,	June 30,
	2011	2011
401 (K) obligation	$ 25,737	$ 25,797
Accrued interest on convertible debentures	162,907	135,531
Other	100,859	89,625
Totals	$ 289,503	$ 250,953

Note 8   Convertible Debentures

-If all of the remaining debenture holders at September 30, 2011 elected to convert their debentures and warrants into shares of the Company’s common stock, the Company would be required to issue an additional 17,120,872 shares.

Note 9    Derivative Liabilities

The Company’s warrants and its Convertible Notes have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.

Our derivative liabilities decreased to $458,131 at September 30, 2011, from $514,086 at June 30, 2011. During the three months ended September 30, 2011 and 2010, respectively, the Company recorded gains of $55,955 and $17,429, respectively, for the change in fair value.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011
Common stock warrants	$ 161,369	$ 221,402
Embedded conversion features	296,762	292,684
Total	$ 458,131	$ 514,086

Note 10    Earnings per Share

Basic earnings per share are calculated based on the weighted-average number of outstanding common shares.  As of September 30, 2011, the Company had 53,756,553 shares outstanding, As of September 30, 2011, the Company had convertible debentures of $1,206,763 convertible at a conversion price of the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12, warrants outstanding of 4,802,642 consisting of 2,401,321 with an exercise price of $0.14 and 2,401,321 with an exercise price of $0.18.

For the three months ended September 30, 2011, the conversion of all of the above would result in a possible dilution of 21,923,519 shares.  However, as the convertible debentures, options, and warrants have a strike price equal to or in excess of the market price, $0.04 at September 30, 2011, and are considered not “in the money”, they are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

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

At September 30, 2011, the Company had net operating loss carry-forwards approximating $15,100,000 that begin to expire in 2018 through 2029.  The carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382. The Company’s taxable losses, as determined by an independent tax advisor, have created a deferred tax benefit of approximately $1,934,000 which is fully reserved.

Note 12   Related Party Transactions

Six of our customers who are also stockholders in the Company, generated revenues approximating $38,200 in the three months ended September 30, 2011.  In the same period in the prior year, revenues approximated $67,800. A principal in one current customer serves as a member of the Board of Directors and the Audit Committee.

Of the total 9% convertible debentures issued through September 30, 2011, $906,682 is held by related parties. Interest expense accrued to related parties was $20,795 for the three months ended September 30, 2011.

Note 13    Commitments and Contingencies

The Company entered into a 65 month net lease at its Dallas, Texas office, commencing June 1, 2008, with rent approximating $4,300 per month. The Company also has a month-to-month lease for $700 per month at its Northbrook, Illinois office, which includes administrative services.  Total rent expense for the three months ended September 30, 2011 was $15,086 compared to $15,122 for the three months ended September 30, 2010 The Company accounts for these leases as operating leases.

Note 14  Subsequent Events

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

RESULTS OF OPERATIONS

REVENUE   The Company’s primary revenue is derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced.  For the three months ended September 30, 2011, the Company generated $396,452 in revenues compared to $477,671 in the comparable prior year’s period.  The decreases in revenues were attributable to; a decrease in license fees of approximately $56,250 that were terminated, one at the end of the fiscal year, and one during the current quarter, a decrease approximating $9,500 attributable to the price reductions required by the competitive market-place, a decrease in professional service contracts for special projects and other revenue sources and was partially offset by an increase primarily attributable to the licensing of the Company’s solutions by additional customers in the net amount of $4,468.

In 2008, the Company received payments under contracts for the development of various solutions, subject to multi-year licensing agreements. The revenues under the contracts were recognized over a 3 year period to coincide with the terms of the related licensing fees. As of June 30, 2011, all of the revenues under the agreements were fully recognized. The Company recognized $11,000 in the three months ended September 30, 2010 for the development work and $75,000 in the same period under the license agreements.

COST OF REVENUE   The cost of revenue for the three months ended September 30, 2011 and 2010, consist primarily of personnel, related payroll costs and support service costs in the respective amounts of $147,677 and $171,349. Other costs include travel, data hosting services, telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data.  The decrease was primarily attributable to a reduction in personnel and related payroll costs, offset by an increase of time from existing personnel allocated to this category, for a net reduction of $17,391.  Other operating costs decreased by $6,281.

RESEARCH AND DEVELOPMENT   Research and development costs are charged to operations as incurred and consist primarily of personnel, related benefit costs and outside contracted services. The costs for the three months ended September 30, 2011 and 2010 were $95,678 and $105,324, respectively. In the current year’s period, the Company re-allocated some personnel time from development to operations, resulting in a decrease in payroll and related costs of $1,287, reduced the use of outside contractors by $9,000 and further reduced other costs by $1,933. The Company’s research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the retail market.

MARKETING AND SELLING   The costs for the three months ended September 30, 2011 were $31,683 compared to $61,749 in the comparable period of the prior year. The Company’s marketing and selling expenses in the current period decreased due to re-allocated personnel time from marketing and sales to operations and administration, in the amount of $839, and a reduction in both sales compensation and commissions in the combined amount of $28,691.  Other selling costs decreased by $536.  For the current fiscal year, the Company continues to expand its customer base through direct sales, related business partnerships, trade shows and referrals from its relationship with existing clients.

The Company had an agreement with an outside consulting firm that provided for monthly payments of $3,000 for five years terminating on June 30, 2011 and the issuance of one million shares of the Company’s common stock valued at $147,048 that was also fully amortized at June 30, 2011.

GENERAL AND ADMINISTRATIVE   The Company’s general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, our independent auditor, rent, expenses related to being a public company and other administrative costs.    The costs for the three month period ended September 30, 2011 were $112,392 compared to $104,351 in the comparable period of the prior year. In the current period, due to a reallocation of time from marketing and sales, payroll and related costs increased by $9,828.  Other operating costs decreased by $1,787.

INTEREST EXPENSE   Interest expense consists of the following:

Interest expense	Three Months Ended September 30,
	2011	2010
Accrued interest on convertible debentures	$ 27,375	$ 17,857
Amortization of debt discount	58,413	-
Accrued interest on loan payable	-	1,026
Interest incurred from the deferred credits issued to consortium members	1,378	1,845
Interest income earned on cash and cash equivalents	(133)	(224)
Net interest expense	$ 87,033	$ 20,504

NET (LOSS) INCOME   The net loss for the three months ended September 30, 2011 was $23,716 compared to income of $29,524 for the comparable period in 2010.  The decrease in the net income was primarily the result of the following: termination of license fee revenues, price reductions due to competition, reduced professional fees offset by the change in fair value of the derivatives compared to the prior year and reductions in most other categories as noted above.

The net (loss) income per share for the three months ended September 30, 2011 was ($0.00) per share on 53,339,977 weighted average common shares outstanding and $0.00 per share in the comparable period in the prior year on 51,931,553 weighted average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

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

As of September 30, 2011, there was an accumulated deficit of $8,851,852 and the Company’s cash position is $70,968.  While there can be no assurances that the Company will continue to increase its customer base and related revenues necessary to cover its operating costs; the Company’s management believes the opportunities identified in its pipeline are achievable to continue generating operating profitability and positive cash flow in the near future.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and   operated,  can  provide  only  reasonable,  not   absolute, assurance   that  the  objectives  of  the  control  system   are met.   Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report do not fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended September 30, 2011 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1       Legal Proceedings

None

Item 1A    Risk Factors

None

Item 2      Unregistered Sales of Securities and Use of Proceeds

None, except as previously reported.

ITEM 3    Defaults upon Senior Securities

None, except as previously reported.

ITEM 4   [Removed]

ITEM 5     Other information

None

ITEM 6      Exhibits

Exhibits
31.	Certification

32.	Certification pursuant to USC Section 1350

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date: November 10, 2011	/s/ Christopher Ball Christopher Ball Chief Executive Officer
Date: November 10, 2011	/s/ Jack Rabin Jack Rabin Chief Financial Officer