Form 10-Q
period 2011-12-31
XFormity Technologies, Inc.
filed 2012-02-14
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

The number of shares outstanding of the Issuer’s Common stock, $0.0001 par value, at February 10, 2011 is 53,756,553.

XFormity Technologies, Inc. and Subsidiary

Consolidated Balance Sheets

December 31,		June 30,
2011		2011
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$ 72,829	$ 56,625
Accounts receivable	61,121	79,176
Prepaid expenses	17,943	7,051
Total current assets	151,893	142,852
Property and equipment, net of accumulated depreciation	18,512	23,949
Security deposit	8,707	8,707
Total Assets	$ 179,112	$ 175,508

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$ 123,297	$ 120,882
Accrued expenses	326,480	250,953
Deferred revenue	34,333	29,706
Current portion – deferred credits	12,772	12,458
Convertible debentures, net of discount - related parties	823,698	699,935
Convertible debentures	300,081	300,081
Derivative liabilities –debentures and warrants	449,894	514,086
Total Current Liabilities	2,070,555	1,928,101
Deferred credits – net of current portion	130,585	137,050
Total liabilities	2,201,140	2,065,151

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at December 31, 2011 and June 30, 2011	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 53,756,553 shares issued and outstanding at December 31, 2011 and 51,931,553 shares issued and outstanding at June 30, 2011	5,376	5,193
Common stock payable – 1,825,000 shares	-	183
Additional paid-in capital	6,933,117	6,933,117
Accumulated deficit	(8,960,521)	(8,828,136)
Total Stockholders' Deficit	(2,022,028)	(1,889,643)
Total Liabilities and Stockholders' Deficit	$ 179,112	$ 175,508

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary

Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenue	$ 341,647	$ 455,031	$ 738,099	$ 932,702
Cost of revenue	109,005	165,662	256,681	337,011
Research and Development	118,630	102,380	214,308	207,704
Marketing and selling	37,262	90,643	68,945	152,392
General and administrative	99,062	111,243	211,453	215,594
Total operating expenses	363,959	469,928	751,387	912,701
Income (loss) from operations	(22,312)	(14,897)	(13,288)	20,001
Interest expense, net	(94,111)	(22,608)	(181,144)	(43,112)
Income (loss) before other income and provision for income taxes	(116,423)	(37,505)	(194,432)	(23,111)
Change in fair value - derivatives	8,237	(161,597)	64,192	(144,168)
Income (loss) before provision for income taxes	(108,186)	(199,102)	(130,240)	(167,279)
Provision for state income taxes	484	2,220	2,145	4,517
Net Income (loss)	$ (108,670)	$ (201,322)	$ (132,385)	$ (171,796)

Net Income (loss) per share – basic and diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted average number of shares – basic and diluted	53,756,553	51,931,553	53,548,264	51,931,553

The accompanying notes are an integral part of these consolidated financial statements.

.

        XFormity Technologies, Inc. and Subsidiary

            Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended December 31,
	2011	2010
Operating activities:
Net loss	$ (132,385)	$ (171,796)
Depreciation	5,437	7,716
Amortization of deferred commission	-	18,381
Amortization of debt discount	123,763	-
Non-cash transactions for:
Change in fair value - derivatives	(64,192)	144,168
Changes in:
Accounts receivable	18,055	(3,902)
Prepaid expenses	(10,892)	(16,755)
Accounts payable	2,415	(34,679)
Accrued expenses	75,527	48,463
Deferred revenue	4,627	(45,438)
Deferred credits	(6,151)	(6,356)

Net cash provided (used) in operating activities	16,204	(60,198)

Investing activities:
Purchases of property and equipment	-	(3,945)
Net cash used in investing activities	-	(3,945)

Financing activities:
Issuance of convertible debentures	-	198,000
Retirement of note payable – related party	-	(118,667)
Net cash provided by financing activities	-	79,333

Increase in cash and cash equivalents	16,204	15,190
Cash and cash equivalents, beginning of period	56,625	76,952
Cash and cash equivalents, end of period	$ 72,829	$ 92,142

Supplemental disclosure of non-cash financing and investing activities
Interest paid	$ -	$ 7,068

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2011

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

The Company provides services for franchisors and franchisees in a growing list of customers across the United States and Canada.  XFormity is the provider of Burger King Corporation's (BKC) operational reporting for all company owned and operated restaurants in the US and Canada. In addition to this deployment, the Company has had success in delivering solutions on a big scale by the use of its balanced scorecard and financial benchmarking tools for all Burger King Corporate restaurants in the United States and Canada, totalling nearly 6,500 restaurants. The Company has expanded its services to customers in both fine and casual dining.

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

Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2011 Annual Report on Form 10-K. Operating results for the three months and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

Note 3   Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $8,960,521 and a working capital deficit of $1,918,662 through the six months ended December 31, 2011. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4    Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over a five year estimated useful life of the assets. Accumulated depreciation at December 31, 2011 was $179,001 and $173,564 at June 30, 2011.  Management has evaluated the difference between the straight line and accelerated method used and has deemed the difference immaterial.

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

Two consortium members elected option (1), one commencing January 1, 2006, and the other commencing July 1, 2006.  The five remaining consortium members elected option (2) and in May 2006, the Company issued 4,166,665 shares under this agreement. The deferred credits at December 31, 2011 in the respective amounts of $69,742 and $73,615, net of amortization, are expected to be utilized over a 11 to 12 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

Note 6   Accounts Payable

Accounts payable represents balances due to trade creditors, licensors and fees for professional services incurred for legal, and audit services.

Note 7  Accrued Expenses

	December 31	June 30,
	2011	2011
401 (K) obligation	$ 25,676	$ 25,797
Accrued interest on convertible debentures	190,282	135,531
Other	110,522	89,625
Totals	$ 326,480	$ 250,953

Note 8   Convertible Debentures

If all of the remaining debenture holders at December 31, 2011 elected to convert their debentures and warrants into shares of the Company’s common stock, the Company would be required to issue an additional 17,463,064 shares.

Note 9    Derivative Liabilities

The Company’s warrants and its Convertible Notes have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.

Our derivative liabilities decreased to $449,894 at December 31, 2011, from $514,086 at June 30, 2011. During the three months and six months ended December 31, 2011, respectively, the Company recorded gains of $8,237 and $55,955, respectively, for the change in fair value.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011
Common stock warrants	$ 147,201	$ 221,402
Embedded conversion features	302,693	292,684
Total	$ 449,894	$ 514,086

Note 10    Earnings per Share

Basic earnings per share are calculated based on the weighted-average number of outstanding common shares.  As of December 31, 2011, the Company had 53,756,553 shares outstanding, As of December 31, 2011, the Company had convertible debentures of $1,206,763 convertible at a conversion price of the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12, warrants outstanding of 4,802,642 consisting of 2,401,321 with an exercise price of $0.14 and 2,401,321 with an exercise price of $0.18.

For the six months ended December 31, 2011, the conversion of all of the above would result in a possible dilution of 22,265,706 shares.  However, as the convertible debentures, options, and warrants have a strike price equal to or in excess of the market price, $0.04 at December 31, 2011, and are considered not “in the money”, they are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

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

At December 31, 2011, the Company had net operating loss carry-forwards approximating $15,100,000 that begin to expire in 2018 through 2029.  The carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382. The Company’s taxable losses, as determined by an independent tax advisor, have created a deferred tax benefit of approximately $1,936,000 which is fully reserved.

Note 12   Related Party Transactions

Six of our customers who are also stockholders in the Company, generated revenues approximating $38,500 and $76,700 in the three months and six months ended December 31, 2011.  In the same periods in the prior year, revenues approximated $48,800 and $116,600. A principal in one current customer serves as a member of the Board of Directors and the Audit Committee.

Of the total 9% convertible debentures issued through December 31, 2011, $906,682 is held by related parties. Interest expense accrued to related parties for the three months and six months ended December 31, 2011 was $20,795 and $41,590, respectively.

Note 13    Commitments and Contingencies

The Company entered into a 65 month net lease at its Dallas, Texas office, commencing June 1, 2008, with rent approximating $4,300 per month. The Company also has a month-to-month lease for $700 per month at its Northbrook, Illinois office, which includes administrative services.  Total rent expense for the three months and six months ended December 31, 2011 was $15,086 and $30,171 compared to $15,085 and $25,179 for the three months and six months ended December 31, 2010 The Company accounts for these leases as operating leases.

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

RESULTS OF OPERATIONS

REVENUE   The Company’s primary revenue is derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced.  For the three months and six months ended December 31, 2011, the Company generated $341,647 and $738,099, respectively, in revenues compared to $455,031 and $932,702 in the comparable prior year’s periods.  The decreases in revenues were attributable to; decreases in license fees of $75,000 in the current quarter and $131,250 in the six months ended December 31, 2011 that were terminated, one at the end of the previous fiscal year, and one during the first quarter, price reductions in the first quarter approximating $9,500 required by the competitive market-place, and decreased professional service contracts for special projects and other revenue sources in the six months ended December 31, 2011.

In 2008, the Company received payments under contracts for the development of various solutions, subject to multi-year licensing agreements. The revenues under the contracts were recognized over a 3 year period to coincide with the terms of the related licensing fees. As of June 30, 2011, all of the revenues under the agreements were fully recognized. The Company recognized $11,000 and $22,000 in the three months and six months ended December 31, 2010 for the development work and $75,000 and $150,000, respectively, in the same periods in the prior year under the license agreements.

COST OF REVENUE   The cost of revenue for the three months and six months ended December 31, 2011 and 2010, consist primarily of personnel, related payroll costs and support service costs in the respective amounts of $109,005 and $256,681 compared to $165,662 and $337,011 in the comparable prior year’s periods. Other costs include travel, data hosting services, telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data.  The decrease was primarily attributable to a reduction in personnel and related payroll costs, further decreased by a reallocation of time to research and development from existing personnel, for reductions of $50,235 and $67,625, respectively.  Other operating costs including license fees decreased by $6,422 and $12,705, respectively.

RESEARCH AND DEVELOPMENT   Research and development costs are charged to operations as incurred and consist primarily of personnel, related benefit costs and outside contracted services. The costs for the three months and six months ended December 31, 2011 and 2010 were $118,630 and $214,308, respectively, and $102,380 and $207,704, respectively, in the prior year’s periods. In the current year’s periods, the Company re-allocated personnel time from operations to research and development, resulting in increased payroll and related costs of $34,554 and $35,841, respectively. The Company further reduced the use of outside contractors by $17,000 and $26,000, respectively, and its other costs by $1,304 and $3,237, respectively, in the three and six months ended December 31, 2011. The Company’s research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the retail market.

MARKETING AND SELLING   The costs for the three months and six months ended December 31, 2011 were $37,262 and $68,945 compared to $90,643 and $152,392 in the comparable periods of the prior year. The Company’s marketing and selling expenses in the current periods decreased due to re-allocated personnel time from marketing and sales to operations and administration, in the respective amounts of $12,415 and $20,755. The Company, working with its outside sales consultant, agreed to a reduction of

$4,500 and $7,500 in the sales compensation paid for the three and six months ended December 31, 2011 as compared to the same periods in the prior year.

The Company had an agreement with an outside consulting firm that provided for monthly payments of $3,000 for five years terminating on June 30, 2011 and the issuance of one million shares of the Company’s common stock valued at $147,048 that was also fully amortized at June 30, 2011. The decrease in commission expenses for the three and six months ended December 31, 2011 were $18,191 and $36,381 as compared to the same periods in the prior year.

Other selling costs decreased by $ 18,275 and $18,811 for the respective three months and six months ended December 31, 2011.  For the current fiscal year, the Company continues to expand its customer base through direct sales, related business partnerships, trade shows and referrals from its relationship with existing clients.

GENERAL AND ADMINISTRATIVE   The Company’s general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, our independent auditor, rent, expenses related to being a public company and other administrative costs.  The costs for the three month and six month period ended December 31, 2011 were $99,062 and $ 211,453 compared to $111,243 and $215,594 in the comparable periods of the prior year. In the current periods, due to a reallocation of time from marketing and sales, payroll and related costs increased by $4,202 and $14,030, respectively.  Other operating costs decreased for the three and six months ended December 31, 2011 by $16,383 and $18,171, respectively.

INTEREST EXPENSE   Interest expense consists of the following:

Interest expense	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Accrued interest on convertible debentures	$ 27,376	$ 21,134	$ 54,751	$ 38,991
Amortization of debt discount	65,350	-	123,763	-
Interest incurred from the deferred credits issued to consortium members	1,378	1,658	2,756	3,504
Interest on loan payable		-		1,026
Other interest paid	82	-	82
Interest income earned on cash and cash equivalents	(75)	(184)	(208)	(409)
Net interest expense	$ 94,111	$ 22,608	$ 181,144	$ 43,112

NET (LOSS) INCOME   The net loss for the three months and six months ended December 31, 2011 was $108,670 and $132,385, respectively, compared to net losses of $201,322 and $171,796, respectively, for the comparable periods in 2010.  The decrease in the net loss was primarily the result of the change in fair value of the derivatives compared to the prior year and reductions in most other categories as noted above, offset by termination of license fee revenues and price reductions due to competition

The net (loss) per share for the three months and six months ended December 31, 2011 was ($0.00) and ($0.00) per share on 53,756,553 and 53,548,264, weighted average common shares outstanding, respectively, and ($0.00) and ($0.00) per share, respectively, in both of the comparable periods in the prior year on 51,931,553 weighted average common shares outstanding.

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

As of December 31, 2011, there was an accumulated deficit of $8,960,521 and the Company’s cash position is $72,829.  While there can be no assurances that the Company will continue to increase its customer base and related revenues necessary to cover its operating costs; the Company’s management believes the opportunities identified in its pipeline are achievable to continue generating operating profitability and positive cash flow in the near future.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended December 31, 2011 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

XFormity Technologies, Inc.

Date: February 10, 2012	/s/ Christopher Ball Christopher Ball Chief Executive Officer
Date: February 10, 2012	/s/ Jack Rabin Jack Rabin Chief Financial Officer