Form 10-Q
period 2012-03-31
XFormity Technologies, Inc.
filed 2012-05-11
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the Issuer’s Common stock, $0.0001 par value, at May 10, 2012 is 53,756,553.

XFormity Technologies, Inc. and Subsidiary

Consolidated Balance Sheets

March 31,		June 30,
2012		2011
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$ 56,186	$ 56,625
Accounts receivable	73,761	79,176
Prepaid expenses	13,873	7,051
Total current assets	143,820	142,852
Property and equipment, net of accumulated depreciation	15,793	23,949
Security deposit	8,707	8,707
Total Assets	$ 168,320	$ 175,508

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$ 138,672	$ 120,882
Accrued expenses	363,684	250,953
Deferred revenue	31,908	29,706
Current portion – deferred credits	14,932	12,458
Convertible debentures - related parties	906,682	699,935
Convertible debentures	300,081	300,081
Derivative liabilities –debentures and warrants	274,003	514,086
Total Current Liabilities	2,029,962	1,928,101
Deferred credits – net of current portion	125,291	137,050
Total liabilities	2,155,253	2,065,151

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at March 31, 2012 and June 30, 2011	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 53,756,553 shares issued and outstanding at March 31, 2012 and 51,931,553 shares issued and outstanding at June 30, 2011	5,376	5,193
Common stock payable – 1,825,000 shares	-	183
Additional paid-in capital	6,933,117	6,933,117
Accumulated deficit	(8,925,426)	(8,828,136)
Total Stockholders' Deficit	(1,986,933)	(1,889,643)
Total Liabilities and Stockholders' Deficit	$ 168,320	$ 175,508

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary

Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenue	$ 328,967	$ 426,625	$ 1,067,065	$ 1,359,327
Cost of revenue	103,499	160,957	360,181	497,968
Research and Development	125,087	149,724	339,395	357,428
Marketing and selling	28,560	60,163	97,505	212,555
General and administrative	100,189	190,770	311,643	406,364
Total operating expenses	357,335	561,614	1,108,724	1,474,315
Income (loss) from operations	(28,368)	(134,989)	(41,659)	(114,988)
Interest expense, net	(111,415)	(56,916)	(292,558)	(100,027)
Income (loss) before other income and provision for income taxes	(139,783)	(191,905)	(334,217)	(215,015)
Gain on debt reduction		185,000	-	185,000
Change in fair value - derivatives	175,891	269,175	240,083	125,007
Income (loss) before provision for income taxes	36,108	262,270	(94,134)	94,992
Provision for state income taxes	(1,012)	(370)	3,156	(4,888)
Net Income (loss)	$ 35,096	$ 261,900	$ (97,290)	$ 90,104

Net Income (loss) per share – basic and diluted	$ 0.00	$ 0.00	$ (0.00)	$ 0.00

Weighted average number of shares – basic and diluted	53,756,553	51,931,553	53,617,189	51,931,553

The accompanying notes are an integral part of these consolidated financial statements.

.

        XFormity Technologies, Inc. and Subsidiary

            Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended March 31,
	2012	2011
Operating activities:
Net (loss) income	$ (97,290)	$ 90,104
Depreciation	8,156	11,806
Amortization of deferred commission	-	27,572
Amortization of debt discount	206,747	29,859
Non-cash transactions for:
Change in fair value - derivatives	(240,083)	(125,007)
Debt forgiveness from legal obligation		(185,000)
Compensation from share-based payments		91,250
Changes in:
Accounts receivable	5,415	(34,493)
Prepaid expenses	(6,822)	(17,562)
Accounts payable	17,786	(29,387)
Accrued expenses	112,735	56,526
Deferred revenue	2,202	(66,848)
Deferred credits	(9,285)	(9,336)

Net cash (used) in operating activities	(439)	(160,516)

Investing activities:
Purchases of property and equipment	-	(5,486)
Net cash used in investing activities	-	(5,486)

Financing activities:
Issuance of convertible debentures	-	798,000
Payment against debt from legal obligation		(100,000)
Retirement of convertible debenture – related party		(464,872)
Retirement of note payable – related party	-	(118,667)
Net cash provided by financing activities	-	114,461

Decrease in cash and cash equivalents	(439)	(51,541)
Cash and cash equivalents, beginning of period	56,625	76,952
Cash and cash equivalents, end of period	$ 56,186	$ 25,411

Supplemental disclosure of non-cash financing and investing activities
Interest paid	$ 123	$ 34,846
Non-cash:
Issuance of convertible debentures from legal obligation	$ -	$ 140,000
Debt discount due to derivative liability	$ -	$ 263,106

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012

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

Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2011 Annual Report on Form 10-K. Operating results for the three months and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

Note 3   Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $8,925,426 and a working capital deficit of $1,886,142 as of March 31, 2012. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4    Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over a five year estimated useful life of the assets. Accumulated depreciation at March 31, 2012 was $181,720 and $173,564 at June 30, 2011.  Management has evaluated the difference between the straight line and accelerated method used and has deemed the difference immaterial.

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

Only two consortium members elected option (1), one commencing January 1, 2006, and the other commencing July 1, 2006.  The deferred credits at March 31, 2012 in the respective amounts of $68,357 and $71,866, net of amortization, are expected to be utilized over a 11 to 12 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

Note 6   Accounts Payable

Accounts payable represents balances due to trade creditors, licensors and fees for professional services incurred for legal, and audit services.

Note 7  Accrued Expenses

	March 31	June 30,
	2012	2011
401 (K) obligation	$ 25,615	$ 25,797
Accrued interest on convertible debentures	217,360	135,531
Other	120,709	89,625
Totals	$ 363,684	$ 250,953

Note 8   Convertible Debentures

If all of the remaining debenture holders at March 31, 2012 elected to convert their debentures and warrants into shares of the Company’s common stock, the Company would be required to issue an additional 17,801,536 shares.

Note 9    Derivative Liabilities

The Company’s warrants and its Convertible Notes have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.

Our derivative liabilities decreased to $274,003 at March 31, 2012, from $514,086 at June 30, 2011. During the three months and nine months ended March 31, 2012, respectively, the Company recorded gains of $175,891 and $240,083, respectively, for the change in fair value.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011
Common stock warrants	$ 157,767	$ 221,402
Embedded conversion features	116,236	292,684
Total	$ 274,003	$ 514,086

Note 10    Earnings per Share

Basic earnings per share are calculated based on the weighted-average number of outstanding common shares.  As of March 31, 2012, the Company had 53,756,553 shares outstanding, As of March 31, 2012, the Company had issued convertible debentures in the amount of $1,206,763 convertible at a conversion price of the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12, warrants outstanding of 4,802,642 consisting of 2,401,321 with an exercise price of $0.14 and 2,401,321 with an exercise price of $0.18.

For the nine months ended March 31, 2012, the conversion of all of the above would result in a possible dilution of 22,604,178 shares.  However, as the convertible debentures, options, and warrants have a strike price equal to or in excess of the market price, $0.02 at March 31, 2012, and are considered not “in the money”, they are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

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

At March 31, 2012, the Company had net operating loss carry-forwards approximating $15,100,000 that expire in 2018 through 2029.  The carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382. The Company’s taxable losses, as determined by an independent tax advisor, have created a deferred tax benefit of approximately $1,942,000 which is fully reserved.

Note 12   Related Party Transactions

Six of our customers who are also stockholders in the Company, generated revenues approximating $42,800 and $119,600 in the three months and nine months ended March 31, 2012.  In the same periods in the prior year, revenues approximated $37,900 and $154,500. A principal in one current customer serves as a member of the Board of Directors and the Audit Committee.

Of the total 9% convertible debentures issued through March 31, 2012, $906,682 is held by related parties. Interest expense accrued to related parties for the three months and nine months ended March 31, 2012 was $20,344 and $61,480, respectively.

Note 13    Commitments and Contingencies

The Company entered into a 65 month net lease at its Dallas, Texas office, commencing June 1, 2008, with rent approximating $4,300 per month. The Company also has a month-to-month lease for $700 per month at its Northbrook, Illinois office, which includes administrative services.  Total rent expense for the three months and nine months ended March 31, 2012 was $15,086 and $45,257 compared to $15,226 and $45,434 for the three months and nine months ended March 31, 2011 The Company accounts for these leases as operating leases.

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

RESULTS OF OPERATIONS

REVENUE   The Company’s primary revenue is derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced.  For the three months and nine months ended March 31, 2012, the Company generated $328,967 and $1,067,065, respectively, in revenues compared to $426,625 and $1,359,327 in the comparable prior year’s periods.  The decreases in revenues were attributable to; decreases in license fees of $68,750 in the current quarter and $200,000 in the nine months ended March 31, 2012 that were terminated at June 30, 2011 and August 2011, respectively; price reductions in the first quarter approximating $9,500 required by the competitive market-place, and decreased professional service contracts for special projects and other revenue sources in the three and nine months ended March 31, 2012 of $31,400 and $64,100, respectively.

In 2008, the Company received payments under contracts for the development of various solutions, subject to multi-year licensing agreements. The revenues under the contracts were recognized over a 3 year period to coincide with the terms of the related licensing fees. As of June 30, 2011, all of the revenues under the agreements were fully recognized. The Company recognized $11,000 and $33,000 in the three months and nine months ended March 31, 2011 for the development work.

COST OF REVENUE   The cost of revenue for the three months and nine months ended March 31, 2012 and 2011, consist primarily of personnel, related payroll costs and support service costs in the respective amounts of $103,499 and $360,181 compared to $160,957 and $497,968 in the comparable prior year’s periods. Other costs include travel, data hosting services, telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data.  The decrease was primarily attributable to a reduction in personnel and related payroll costs, further decreased by a reallocation of time to research and development from existing personnel, for reductions of $55,587 and $123,211, respectively.  Other operating costs including license fees decreased by $1,871 and $14,576, respectively.

RESEARCH AND DEVELOPMENT   Research and development costs are charged to operations as incurred and consist primarily of personnel, related benefit costs and outside contracted services. The costs for the three months and nine months ended March 31, 2012 and 2011 were $125,087 and $339,395, respectively, and $149,724 and $357,428, respectively, in the prior year’s periods. In the current year, the Company re-allocated personnel time from operations to research and development, resulting in increased payroll and related costs of $35,134. The Company further reduced the use of outside contractors by $21,000 and $47,000, respectively, and its other costs by $3,637 and $6,167, respectively, in the three and nine months ended March 31, 2012. The Company’s research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the retail market.

MARKETING AND SELLING   Marketing and selling costs for the three months and nine months ended March 31, 2012 were $28,560 and $97,505 compared to $60,163 and $212,555 in the comparable periods of the prior year. The Company’s marketing and selling expenses in the current periods decreased due to re-allocated personnel time from marketing and sales to operations and administration, in the respective amounts of $12,089 and $40,344. The Company, working with its outside sales consultant, agreed to a reduction of $4,500 and $12,000 in the sales compensation above paid for the three and nine months ended March 31, 2011 as compared to the same periods in the prior year.

The Company had an agreement with an outside consulting firm that provided for monthly payments of $3,000 for five years terminating on June 30, 2011 and the issuance of one million shares of the Company’s common stock valued at $147,048 that was also fully amortized at June 30, 2011. The decrease in commission expenses for the three and nine months ended March 31, 2012 were $18,191 and $54,572 as compared to the same periods in the prior year.

Other selling costs decreased by $1,323 and $20,134 for the respective three months and nine months ended March 31, 2012.  For the current fiscal year, the Company continues to expand its customer base through direct sales, related business partnerships, trade shows and referrals from its relationship with existing clients.

GENERAL AND ADMINISTRATIVE   The Company’s general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, our independent auditor, rent, expenses related to being a public company and other administrative costs.  The costs for the three month and nine month period ended March 31, 2012 were $100,189 and $ 311,643 compared to $190,770 and $406,364 in the comparable periods of the prior year. In the current periods, due to a reallocation of time from general and administrative, payroll and related costs decreased by $17,458 and $3,428, respectively.  Professional fees decreased by $27,812 and $33,320 as in the prior periods the Company incurred fees in conjunction with the legal resolution of the convertible debenture redemption. Other operating costs decreased for the three month and nine month period ended March 31, 2012 by $45,311 and $57,973, respectively.

INTEREST EXPENSE   Interest expense consists of the following:

Interest expense	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Accrued interest on convertible debentures	$ 27,077	$ 25,985	$ 81,828	$ 64,977
Amortization of debt discount	82,984	29,859	206,747	29,859
Interest incurred from the deferred credits issued to consortium members	1,339	1,398	4,095	4,901
Interest on loan payable		-		1,026
Other interest paid	41	-	123
Interest income earned on cash and cash equivalents	(26)	(326)	(235)	(736)
Net interest expense	$ 111,415	$ 56,916	$ 292,558	$ 100,027

NET (LOSS) INCOME   The net income (loss) for the three months and nine months ended March 31, 2012 was $35,096 and $(97,290), respectively, compared to net income of $261,900 and $90,104,

respectively, for the comparable periods in 2011.  The increase in the net income for the current three months and the decrease in the nine months was primarily the result of the change in fair value of the derivatives compared to the prior year, the gain on debt reduction and reductions in most other categories as noted above, offset by termination of license fee revenues and price reductions due to competition

The net income (loss) per share for the three months and nine months ended March 31, 2012 was $0.00 and ($0.00) per share on 53,756,553 and 53,617,189, weighted average common shares outstanding, respectively, and $0.00 and $0.00 per share, respectively, in both of the comparable periods in the prior year on 51,931,553 weighted average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

While the Company continues to develop a significant pipeline of business opportunities that include multi-unit, full service and casual dining restaurants within the hospitality industry, there can be no assurances that these opportunitites will materialize. Two of the Company’s license fee arrangements were cancelled in the new 2012 fiscal year that will result in a decrease in revenues of approximately $290,000. The Company has taken steps to partially offset this decrease through reduced payroll, related costs and other operating expenses.

As of March 31, 2012, there was an accumulated deficit of $8,925,426 and the Company’s cash position is $56,186.  While there can be no assurances that the Company will continue to increase its customer base and related revenues necessary to cover its operating costs; the Company’s management believes the opportunities identified in its pipeline are achievable to continue generating operating profitability and positive cash flow in the near future.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2012 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1       Legal Proceedings

None

Item 1A    Risk Factors

None

Item 2      Unregistered Sales of Securities and Use of Proceeds

None, except as previously reported.

ITEM 3    Defaults upon Senior Securities

None, except as previously reported.

ITEM 4   [Removed]

ITEM 5     Other information

None

ITEM 6      Exhibits

Exhibits
31.	Certification
32.	Certification pursuant to USC Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date: May 11, 2012	/s/ Christopher Ball Christopher Ball Chief Executive Officer
Date: May 11, 2012	/s/ Jack Rabin Jack Rabin Chief Financial Officer