Form 10-K
period 2012-06-30
XFormity Technologies, Inc.
filed 2012-10-09
CIK 1048501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2012

[   ]    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _______

Commission file number: 0-23391

XFORMITY TECHNOLOGIES, INC

(Exact name of Registrant as specified in its Charter)

Colorado	84-1434313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Spring Valley Road, Dallas, Texas 75244
(Address of principal executive offices, including zip code)
Issuer's Telephone No., including area code: (972) 661-1200

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.0001 par value

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the  Act. [_X_]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [___]  Accelerated filer [__]

Non-accelerated filer [___] (Do not check if a smaller reporting company)

 Smaller reporting company  [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).  Yes [  ] No [ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2012, the last business day of the registrant’s most recently completed year: $694,859

The number of shares of the registrant’s class of common stock, $0.0001 par value, outstanding at September 04, 2012: 53,756,553

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes

Exhibits

See Part IV, Item 15.

XFormity Technologies, Inc.

June 30, 2012 Annual Report on Form 10-K

Table of Contents

Part I.

Item 1.	Description of Business.
Item 2.	Description of Property.
Item 3.	Legal Proceedings.
Item 4	Mine safety Disclosures

Part II.

Item 5.	Market for Common Equity and Related Stockholder Matters.
Item 6.	Selected Financial and Other Data.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services.
Item 15.	Exhibits.

Signatures

Safe Harbor for Forward-looking Statements

In General

       This annual report contains statements that plan for or anticipate the future.  In this prospectus, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like.  The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements regarding the following:

*	our software development;

*	consulting and strategic business relationships;

*	statements about our future business plans and strategies;

*	anticipated operating results and sources of future revenue;

*	growth;

*	adequacy of our financial resources;

*	development of new products and markets;

*	competitive pressures;

*	commercial acceptance of new products;

*	changing economic conditions;

*	expectations regarding competition from other companies; and

*	our ability to manufacture and distribute our products.

       Although we believe that any forward-looking statements we make in this annual report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified in this report include:

*	changes in general economic and business conditions affecting the industries;

*	technical developments that make our products or services less competitive or obsolete;

*	changes in our business strategies;

*	the level of demand for our products and services; and

*	our ability to develop or maintain strategic relationships within the industries, which are critical to gaining market share.

       In light of the significant uncertainties inherent in the forward-looking statements made in this prospectus, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

XFormity's solutions help customers of all sizes convert raw data into meaningful information that in turn improves their decision-making process and capabilities. By providing a complete line of tools, the Company provides customers with a single vendor that can deliver data integration, data storage, business intelligence, balanced scorecard and benchmarking capabilities that help decision makers able to see trends as they occur and provide value more rapidly. Pulling together information from anywhere helps provide a single window for better business insight.

The Company provides services for franchisors and franchisees in a list of customers across the United States and Canada.  A few of the brands that the Company services include:  Burger King, Taco Bell, Arby's, Domino's, Pizza Hut’s, KFC, Long John Silver's, Popeye’s, and many others.  XFormity is proud to be the provider of Burger King Corporation's (BKC) operational reporting for all company owned and operated restaurants in the US and Canada.

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

The Company did achieve modest positive operating results in fiscal 2012 but not significant enough to service it’s maturing debt and provide enough working capital for necessary growth in a competitive industry.  In fiscal 2011, it was affected primarily by the economy that resulted in the cancellation of certain business opportunities.  The Company had positive operating income for the years ended June 30, 2010 and 2009 but has incurred operating losses from its inception through June 30, 2008 and does not expect going forward that it will achieve the results needed. The Company had previously addressed resulting liquidity issues through the sales of its software and professional services and the issuance of convertible debentures. In July, the Company received an offer to acquire its assets, an offer to acquire a non-exclusive license for its Business Intelligence Solution and the notice of no further forbearance on the convertible debentures, the Board of Directors reviewed all of the existing options available to the Company, and agreed to all of the proposals.  The sale of the assets requires shareholder approval that if not given, the debenture holders will foreclose on those assets and take possession under the terms of the Debenture Agreements. The Company will use the proceeds from these transactions to retire all of its current obligations and pay the principal and a portion of the accrued interest on the convertible debentures. Shareholders will more likely than not retain their interest in the remaining shell company.

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

XFormity's Marketing Strategy

XFormity's sales and marketing plan included direct sales to franchisors and franchisees in the food service market. In addition to direct sales, the Company has several channel partners who are authorized resellers of the XFormity solutions.

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

XFormity's Revenue by Product Classification

The decrease in fiscal 2012 revenues over 2011 was primarily the reduction of licensing fees resulting from the cancellation of those agreements, the loss of accounts that were offset by the addition of other new users of our business intelligence solution, and further offset by an increase in professional service. However, the Company continues to maintain strong business relationships with its existing customers.

Product Classification	2012	Percent to Total	2011	Percent to Total	% Change
Business Intelligence	$ 1,255,231	84%	$ 1,334,201	74%	13%
Licensing agreements	25,000	2%	300,000	17%	-83%
Professional Services	171,200	11%	117,100	6%	46%
Other Revenue	47,573	3%	55,568	3%	-14%
Total Revenue	$ 1,499,004	100%	$ 1,806,869	100%

XFormity's Research and Development

XFormity's research and development team continues to enhance the core technology behind its solutions for existing customers and for new customers.  The Company's development team is extending its integration capabilities to incorporate a wider base of sources of data (point-of-sale systems, accounting systems, and other informational sources). Research and development costs including indirect and administrative costs in 2012 and 2011 were $439,082 and $456,780, respectively.

Government Regulations and Environmental Laws

We do not expect that existing or probable governmental regulations will have a material effect on the business. We did not incur any separately identifiable costs to comply with environmental laws.

XFormity's Employees

Effective August 1, 2012, the Company entered into (i) an Asset Purchase Agreement (“APA”) to sell substantially all of the Company’s intellectual property and other operating assets to Altametrics XFormity, LLC (“AX”) (ii) a Management Agreement with AX appointing AX the Business Manager to oversee the Company’s operations pending consummation of the APA and (iii) a non-exclusive License granting to AX the non-exclusive right to utilize the Company’s IP (collectively the “AX Agreements”).  Concurrently with the execution of the AX Agreements, all of the Company’s salaried employees, with the exception of Jack Rabin, tendered their resignations as employees and began employment with the new Management Company. The two officers, Mr Chris Ball and Mr Drew Seale, have stayed on as Board members to oversee the Management Agreement. Mr Kenneth Johnson, one of our directors, has terminated his functions as a sales and marketing consultant for the Company.  For a description of the backgrounds of Messrs. Ball, Seal, Rabin and Johnson, see the section of this report entitled “Item 10. – Directors and Executive Officers.

Item 1A    Risk Factors.

Not applicable.

Item 1B    Unresolved Staff Comments

None

Item 2   Description of Property.

The Company maintains its corporate headquarters in Dallas, Texas in office space consisting of approximately 3,200 square feet, which we lease under a “triple net” lease that requires us to pay an average of $4,329 per month and our pro rata share of real estate taxes and common area costs over a 64 month term effective June 1, 2008. The Company leased office space on a month-to-month basis in Northbrook, Illinois until September 1, 2012. That rent was $700 per month. The Company does not own any real estate.

The Company believes that its facilities are suitable for the business of the Company as presently conducted and for necessary growth in personnel and customers.  The facilities are adequately insured.

Item 3    Legal Proceedings.

As of the date of this report, there are no pending legal proceedings in which the Company, its officers, directors or affiliates are a party to, and are not aware of any threatened legal proceedings.

Item 4.  Mine Safety Disclosures

Not Applicable

Part II

Item 5.     Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's stock trades on the OTC Electronic Bulletin Board under the symbol "XFMY".

The following table sets forth the high and low prices for the Company’s common stock for each quarter commencing July 1, 2010. The prices presented below are bid and ask prices, which represented prices between broker-dealers and does not include retail mark-ups and markdowns or any commission to the broker. The prices do not necessarily reflect actual transactions.

Common Stock
Quarter Ended	Low	High
September 30, 2010	$ 0.02	$ 0.05
December 31, 2010	$ 0.01	$ 0.10
March 31, 2011	$ 0.02	$ 0.05
June 30, 2011	$ 0.02	$ 0.05
September 30, 2011	$ 0.005	$ 0.55
December 31, 2011	$ 0.003	$ 0.55
March 31, 2012	$ 0.003	$ 0.23
June 30, 2012	$ 0.003	$ 0.04

On September 20, 2012, the bid and ask prices of the Company’s common stock as quoted on the Bulletin Board were $0.003 and $0.003, respectively.  In addition, the Company’s common stock is subject to rules adopted by the Securities and Exchange Commission ("Commission") regulating broker dealer practices in connection with transactions in "penny stocks."  Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission.  That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor, but rather paid to sell the shares.  The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security.  The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction.  Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company’s common stock.  Many brokers may be unwilling to engage in transactions in the Company’s common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Holders

As of September 4, 2012, the Company had 141 stockholders of record. This does not include stockholders who held stock in accounts at broker-dealers.

Dividends

The Company has not declared or paid any cash dividends on its capital stock since inception and does not expect to pay any cash dividends for the foreseeable future. Management currently intends to retain future earnings, if any, to finance the expansion of the Company’s business and retire its debt.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	$ 0.000	10,751,311

Equity compensation plans not approved by security holders	-0-	$ 0.000	-0-
Total	-0-	$ 0.000	10,751,311

Total option grants available under this plan are limited to 20 percent of the issued and outstanding stock of the Company. In February 2011, all of the previously approved issued vested grants to employees, directors and one outside vendor were cancelled by the Board of Directors, and in consideration of their past service to the Company, the Company approved the issuance of 1,825,000 shares of the Company’s common stock to the respective employees, directors and the outside vendor. There were no further issuances of stock options to any officers, directors or employees in the fiscal years ended June 30, 2012 and 2011.

Description of Securities

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock, par value $0.01, none of which has been issued.

Common Stock

The Company has authorized 125,000,000 shares of common stock, par value $0.0001 of which 53,756,553 were issued and outstanding as of June 30, 2012.  In July 2011, the Company issued 1,825,000 shares of its common stock in consideration of the cancellation of the previously vested option grants.

Unregistered Sales of Equity Securities

None, except as previously reported

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

Results of Operations – Fiscal Year Ended June 30, 2012 compared to Fiscal Year Ended June 30, 2011

Revenues:  The Company’s primary revenues are derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced or from solutions developed at specific customer’s requests.  Customers are billed on a monthly basis for each location serviced or at a project’s completion.  For the year ended June 30, 2012, the Company generated $1,499,004 in revenues compared to $1,806,869 in the prior year.  This decrease is primarily attributable to the loss of two major customers representing approximately $141,000 in revenues, cancellation of license fees representing $275,000 in revenues offset by new professional service revenues on special projects and additional new business intelligence software solution customers approximating $108,135.

In 2008, the Company had received payments under a contract for the development of its Benchmarking Solution, subject to a multi-year licensing agreement, that was recognized under the current accounting guidance over the three year term of the licensing fee agreement.

The Company recognized $44,000 in 2011 under the terms of this multi-year licensing agreement. As of June 30, 2011, all of the revenue under this contract has been fully recognized.

Cost of Revenues:  The costs for the year ended June 30, 2012 were $448,721 compared to $640,337 in the prior year and consist primarily of personnel, related payroll costs, and support service costs. Other costs include travel, data hosting services, telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data.  The decrease was primarily attributable to a reallocation of time and related payroll costs from existing personnel, to research and development and other categories in the amount of $166,317, a reduction of $6,063 in support service cost, reduced license fees of $6,485 due to the decreased revenue factors listed above and reduced travel in the amount of $10,579.  The other combined costs in this category were lower by $2,172.

Research and Development:  Research and development costs are charged to operations as incurred and consist primarily of personnel, related benefit costs and outside contracted services. The costs for the year ended June 30, 2012 of $439,082 compared to $456,780 in the prior year. A net increase of $72,999 in payroll and related costs was attributable to a reallocation of time of existing personnel from operations offset by a reduction in outside contractors of $80,500 and other expenses of $10,197. The Company’s research and development is part of its strategic plan to provide enhancements to its existing software and integration into new operations currently in the hospitality market.

Marketing and Selling:  The costs for the year ended June 30, 2012 were $104,980 compared to $283,096 in the prior year. The Company’s marketing and selling expenses in the current year decreased due to a reduction in compensation of $64,500 for our sales consultant, a reallocation of time and related payroll costs to other categories in the amount of $6,815 and further reduced costs for travel and trade shows in the amounts of $34,039. In fiscal 2011, the Company incurred a commission expense to one company consisting of $36,000 in cash and the amortization of stock issued as compensation in lieu of cash in the amount of $36,762. This commission agreement was discontinued at June 30, 2011.

General and Administrative:  The Company’s general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, our independent auditor, rent, expenses related to being a public company and other administrative costs.    The costs for the year ended June 30, 2012 were $423,926 compared to $435,110 in the comparable period of the prior year. The primary decrease was the reduction in legal and professional fees of $22,045 reduced travel, office expenses and public company costs in the amount of $22,189 offset by an increase in payroll and related costs of$33,050 due to the reallocation of time of existing personnel from operations.

Interest Expense:  Interest expense consists of the following:

Fiscal Year Ended June 30,	2012	2011
Accrued interest on convertible debentures	$ 108,906	$ 92,054
Amortization of the debt discount	206,747	56,359
Accrued interest on loan payable	-	1,026
Interest incurred from the deferred credits issued to Consortium members	5,413	6,270
Insurance finance costs	123	114
Interest income earned on cash and cash equivalents	(263)	(931)
Net interest expense	$ 320,926	$ 154,892

Actual cash paid for interest during the fiscal years ended June 30, 2012 and 2011 was $123 and $62,959, respectively.

Net Income:  The Company’s net income for the year ended June 30, 2012 was $270,119 compared to $193,377 in 2011.  The increase in the net income was primarily the results of the following: the resulting income from the change in the fair value of the derivatives of $407,824, offset by higher interest costs as reflected above in the amount of $166,034, no further gain on debt reductions of $250,000 as reflected in 2011, reduced revenues and the factors listed above.

Liquidity and Capital Resources

General

Although the Company was able to achieve a modest operating profit before interest and depreciation, it has been unable to raise additional funds to retire the convertible debentures that matured on July 31, 2012 and provide working capital to grow operations.  In fiscal 2012, the Company’s revenues declined due to its major corporate franchisor selling company stores to franchisees, cancellation of a license agreement and concerns among existing customers of the Company’s financial strength. When the Company received an offer from Altametrics-XFormity, LLC (Altametrics) to acquire the intellectual property and assets of the operating subsidiary for $1,300,000 and the majority of the debenture holders notified the trustee of the debentures that they would not forebear any further extensions, the Board of Directors and the Company’s management agreed to the proposed sale.

In conjunction with the sale that is subject to shareholder approval and the Right of First Refusal under their previous license agreement with Delaget, LLC (formerly b-50, LLC), the Company sold a non-exclusive perpetual license to Altametrics to use it’s Business Intelligence Solution for $300,000. The proceeds from this transaction have been used to retire the Company’s current obligations.

Effective as of August 1, 2012 and until the close of the asset purchase agreement, Altametrics has agreed to serve as the manager of XFormity, Inc. reporting to the Board of Directors and officers of the Company. All of the technical staff and two of the senior managers of the Company resigned and are currently employed by Altametrics.  The Company will continue to report its operating results with any profit or loss from operations after July 31, 2012 until final closing of either the Altametrics sale or the debenture holders foreclosing if the Company fails to get the necessary shareholder approval.

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

Finance

The Company continued to review capitalization alternatives, including various debt and equity instruments but was unable to raise any funds over the past 12 months. As of June 30 2012, there was an accumulated deficit of $8,558,017 and the Company’s cash position was $85,753.

Legal Issues

There are no material legal proceedings that management is aware of that affect the Company.

Convertible Debentures

As of June 30, 2012 and 2011, the Company had outstanding an aggregate of $1,206,763 of the 9% convertible debentures that convert at the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12 and mature July 31, 2012. Of the total outstanding debentures, related parties hold $906,682. As of June 30 2012 and 2011, accrued interest on the debentures was $244,437 and $135,531, respectively.  One of the debentures was currently in default at the end of the fiscal year and the terms of the debenture require interest to accrued at 10%.

On August 1, 2012, a majority in interest of the debenture holders gave notice of default to the Company, and advised that there would be no further forbearance after July 31, 2012 and intended to foreclose on the assets secured under the terms of the debentures. .

The debentures issued during the year ended June 30, 2011 had an embedded derivative, that had a value of $263,106, as determined by an independent valuation specialist. The value of the embedded derivative is discounted against the Notes and was amortized as interest expense using the effective interest method over the term of the debentures. The total amortization for the years ended June 30, 2012 and June 30, 2011 is $206,747 and $56,359, respectively, and at June 30, 2011, the unamortized discount of $206,747 was reflected as a reduction of the principal balance of the debentures.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Tabular Disclosure of Contractual Obligations

                     Payments Due By Period

	Total	Less Than 1 Year	1 – 3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Convertible Debentures	1,206,763	1,206,763		-	-
Deferred Credits	137,050	13,095	43,443	49,618	30,894
Operating Lease Obligations
Lease on Dallas, TX office	72,422	57,878	14,544	-	-
Lease on Northbrook, IL office	1,400	1,400	-	-	-
Other long-Term Liabilities
Deferred Revenues	31,753	31,753	-	-	-
Total	$ 1,449,388	$ 1, 310,889	$ 57,987	$ 49,618	$ 30,894

Item 8A.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

16

Item 9.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of XFormity Technologies, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of XFormity Technologies, Inc. and Subsidiary as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XFormity Technologies, Inc. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 18 to the consolidated financial statements, the company has a net stockholders’ deficit and may require additional financing to continue in operation.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 18.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ M&K CPAs, PLLC Houston, Texas September 25, 2012

XFormity Technologies, Inc. and Subsidiary

Consolidated Balance Sheets

ASSETS	June 30, 2012	June 30, 2011
Current Assets
Cash and cash equivalents	$ 85,753	$ 56,625
Accounts receivable – related parties - trade	14,859	6,695
- trade	171,454	72,481
Prepaid expenses	8,839	7,051
Total current assets	280,905	142,852
Property and equipment, net of accumulated depreciation	17,206	23,949
Security deposit	8,707	8,707
Total Assets	$ 306,818	$ 175,508

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Convertible debentures– related parties	$ 906,682	$ -
Convertible debentures	300,081	-
Accounts payable	157,121	120,882
Accrued expenses	393,655	250,953
Deferred revenue	31,753	29,706
Current portion – deferred credits	13,095	12,458
Derivative liabilities –debentures and warrants	-	514,086
Total Current Liabilities	1,802,387	928,085
Convertible debentures, net of original discount– related parties	-	699,935
Convertible debentures	-	300,081
Deferred credits – net of current portion	123,955	137,050
Total liabilities	1,926,342	2,065,151

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at June 30, 2012 and 2011	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 53,756,553 shares issued and outstanding at June 30, 2012 and 51,931,553 shares issued and outstanding June 30, 2011	5,376	5,193
Common stock payable – 1,825,000 shares at June 30, 2011	-	183
Additional paid-in capital	6,933,117	6,933,117
Accumulated deficit	(8,558,017)	(8,828,136)
Total Stockholders' Deficit	(1,619,524)	(1,889,643)
Total Liabilities and Stockholders' Deficit	$ 306,818	$ 175,508

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary

Consolidated Statements of Operations

	Year Ended June 30,
	2012	2011

Revenue	$ 1,499,004	$ 1,806,869
Cost of revenue	448,721	640,337
Research and development	439,082	456,780
Marketing and selling	104,980	283,096
General and administrative	423,926	435,110
Total operating expenses	1,416,709	1,815,323
Income (loss) from operations	82,295	(8,454)
Interest expense, net	(320,926)	(154,892)
Income (loss) before other income and provision for income taxes	(238,631)	(163,346)
Other income – Gain on debt reduction	-	250,000
Other income – Change in fair value of derivatives	514,086	106,262
Income before provision for income taxes	275,455	192,916
Provision for income taxes	5,336	(461)
Net income	$ 270,119	$ 193,377

Net income (loss) per share - basic and diluted	$ 0.01	$ 0.00
Weighted average number of shares – basic and diluted	53,646,854	51,931,553

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders' Deficit

Years Ended June 30, 2012 and 2011

	Common Stock
	Issued and Outstanding Shares	Stated Amount	Common Stock Payable	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, June 30, 2010	51,931,553	5,193	-	6,933,300	(9,021,513)	(2,083,020)
Common stock payable for cancellation of options			183	(183)	-	-
Net profit					193,377	193,377
Balance, June 30, 2010	51,931,553	5,193	183	6,933,117	(8,828,136)	(1,889,643)
Issuance of common stock for cancellation of options		183	(183)
Net profit					270,119	270,119
Balance, June 30, 2011	51,931,553	$ 5,376	$ -	$ 6,933,117	$ (8,558,017)	$ (1,619,524)

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2012	2011
Operating activities:
Net income	$ 270,119	$ 193,377
Depreciation	11,908	15,896
Amortization of deferred commission	-	36,762
Amortization of debt discount	206,747	56,359
Debt forgiveness from legal obligation	-	(250,000)
Change in fair value - derivatives	(514,086)	(106,262)
Changes in:
Accounts receivable	(98,973)	(26,620)
Accounts receivable from related parties	(8,164)	2,305
Prepaid expenses	(1,788)	(1,560)
Accounts payable	36,239	(26,525)
Accrued expenses	142,702	69,515
Deferred revenue	2,047	(79,404)
Deferred credits	(12,458)	(12,356)

Net cash provided (used) in operating activities	34,293	(128,513)

Investing activities:
Purchases of property and equipment	(5,165)	(6,275)
Net cash used in investing activities	(5,165)	(6,275)

Financing activities:
Issuance of convertible debentures	-	798,000
Payment against debt from legal obligation	-	(100,000)
Retirement of note payable – related party	-	(118,667)
Retirement of convertible debenture - related party	-	(464,872)
Net cash provided in financing activities	-	114,461

Increase (decrease) in cash and cash equivalents	29,128	(20,327)
Cash and cash equivalents, beginning of period	56,625	76,952
Cash and cash equivalents, end of period	$ 85,753	$ 56,625

Supplemental disclosure of non-cash financing and investing activities
Interest paid	$ 123	$ 62,959
Non-cash:
Issuance of common stock for stock payable	183	-
Issuance of convertible debentures from legal obligation	$ -	$ 140,000
Debt discount due to derivative liability	$ -	$ 263,106

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2012

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

XFormity's solutions help customers of all sizes convert raw data into meaningful information that in turn improves their decision-making process and capabilities. By providing a complete line of tools, the Company provides customers with a single vendor that can deliver data integration, data storage, business intelligence, balanced scorecard and benchmarking capabilities that help decision makers able to see trends as they occur and provide value more rapidly. Pulling together information from anywhere helps provide a single window for better business insight.

The Company provides services for franchisors and franchisees in a list of customers across the United States and Canada.  A few of the brands that the Company services include:  Burger King, Taco Bell, Arby's, Domino's, Pizza Hut’s, KFC, Long John Silver's, Popeye’s, and many others.  XFormity is proud to be the provider of Burger King Corporation's (BKC) operational reporting for all company owned and operated restaurants in the US and Canada.

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

The Company did achieve modest positive operating results in fiscal 2012 but not significant enough to service it’s maturing debt and provide enough working capital for necessary growth in a competitive industry.  In fiscal 2011, it was affected primarily by the economy that resulted in the cancellation of certain business opportunities.  The Company had positive operating income for the years ended June 30, 2010 and 2009 but had incurred operating losses from its inception through June 30, 2008 and does not expect going forward that it will achieve results needed to retire its debt in a timely manner. The Company had previously addressed resulting liquidity issues through the sales of its software and professional services and the issuance of convertible debentures. When the Company received an offer to acquire its assets, an offer to acquire a non-exclusive license for its Business Intelligence Solution and the notice of no further forbearance on the convertible debentures, the Board of Directors reviewed all of the existing options available to the Company, and agreed to all of the proposals.  The sale of the assets requires shareholder approval that if not given, the debenture holders will foreclose on those assets and take possession under the terms of the Debenture Agreements. The Company will use the proceeds from these transactions to retire all of its current obligations and pay the principal and interest on the convertible debentures. Shareholders will more likely than not retain their interest in the remaining shell company.

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

Principles of Consolidation

The consolidated financial statements include the accounts of XFormity Technologies, Inc. and its wholly owned operating subsidiary, XFormity, Inc (XFM).  All inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

All highly liquid investments with maturity of 90 days or less at the time of purchase are considered to be cash equivalents.  Cash equivalents include cash on deposit with banks and money market funds.  At June 30, 2012 and 2011, the Company had cash equivalents of $39,406 and $18,716, respectively.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable.  The Company maintains its cash balances in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes that the Company is not exposed to any significant credit risk on cash. If during our evaluation of accounts receivable we determined that accounts were not collectable an allowance for doubtful accounts would be established. Management determined that no allowance was necessary at June 30, 2012 and 2011 based on the history, collectability and aging of the receivables.

Concentrations

During the fiscal years 2012 and 2011, Burger King Corporation represented more than 38% and 46%, respectively, of the Company’s total revenues. The Company expects the revenue to become less of a factor as Burger King announced plans to sell off 90% of its corporate stores to franchisees in the coming years.  In both fiscal years 2012 and 2011, six customers who are also stockholders of the Company, generated $162,700 and $193,000 of the Company's revenues, respectively. The Company believes it has excellent relationships with all of these customers.

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

Software Development Costs

The Company capitalizes internally generated software development costs in accordance with current accounting guidance. Capitalization of software development costs begins when a product's technological feasibility is established.  Costs incurred for research and development of products where technological feasibility has not yet been established are expensed as incurred.  Research and development expense was $439,082 and $456,780 for 2012 and 2011, respectively.  There were no capitalized software development costs.

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

Derivative Liability in Convertible Debentures

The Company’s warrants and its convertible debentures have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements. To calculate the fair value of the derivative liabilities at each quarter, the Company enlisted a valuation specialist and valued the derivative liabilities at June 30, 2012 and 2011 using a binomial model which included the following assumptions 1) volatility of 275% 2) riskless rate of 0.2% for debt instruments and 0.3% for warrants 3) current closing stock prices of $0.04 and $0.04 on June 30, 2012 and June 30, 2011 respectively, 4) exercise prices of $0.12, $0.14, or $0.18, depending on instrument, and 5) established the minimum possible issuance price to the number of shares that could be acquired in the conversion not to exceed 4.99% of the outstanding shares.

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

The Company did not recognize any additional expense as the value of options cancelled exceeded the fair value of stock issuable, in accordance with current accounting standards. The shares were issued in July 2011 and were not included in the weighted average calculation of the earnings per share for fiscal 2011. As of June 30, 2011 the shares are included as common stock payable in the stockholders deficit. There are no outstanding option grants at June 30, 2012 and 2011.

Accounting for Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. The fair value of derivatives at June 30, 2012 and 2011 was $0 and $514,086, respectively. These derivatives, including embedded derivatives in the Company’s warrants and its Convertible Notes outstanding as of June 30, 2012 and 2011, which have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.  As the value of the Company’s stock price was less than $0.01 and the debentures would not receive any further forbearance on their maturity at July 31, 2012, the derivatives in the debentures and warrants are valued at zero at June 30, 2012.

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

The Company utilizes various types of financing to fund its business needs, including convertible debt with warrants attached. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At June 30, 2011, the Company had convertible debt and warrants to purchase common stock, the fair values of which are classified as a liability. Some of these units have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method. At June 30, 2012, these derivatives are valued at zero.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level one – Quoted market price in active markets for identical assets or liabilities;

Level two – Inputs other than level one inputs that are either directly or indirectly observable;

Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The following table presents derivatives that the Company measured and recognized at fair value under a Level 3 hierarchy:

Description	2012	2011
Convertible debentures	$ 1,206,763	$ 733,635
Derivative liabilities: debentures	-	313,372
warrants	-	43,870
Total	$ -	$ 357,242

The fair value of the derivative liabilities at June 30, 2012 and 2011 were $0 and $514,086, respectively, and the change in fair value for the twelve months ended June 30, 2012 and 2011 was a gain of $514,086 and $106,262, respectively, net of the debt discount.

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

Recent Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 "Balance Sheet: Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11").  This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

The Company had received a respective non-refundable payment towards a contracted project in 2008 that was accepted in the respective succeeding fiscal year.  At June 30, 2011, the Company reflected the unamortized amount of the contract as deferred revenue and recognized as revenue the portion attributable to the underlying license agreements in fiscal year 2011. The unamortized revenue of $44,000 from the 2008 project was fully amortized by the end of June 2011.

Receivables include only funds due from customers who have not paid for the monthly service provided. Due to the high collectability factor either by prepayment or within 60 days of usage, and the Company's experience with uncollectible accounts, no allowance for doubtful accounts is necessary.

The Company’s receivables at June 30, 2012 and 2011 are $186,313 and $79,176.

Note 3    Prepaid expenses

Prepaid expenses represent the unexpired portion of the Company's insurance coverage and an advance registration at a trade show.

Note 4     Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is computed under accelerated methods over a five year estimated useful life of the assets. Depreciation expense for the years ended June 30, 2012 and 2011 was $11,908 and $15,896, respectively. Management has evaluated the difference between straight line and the accelerated method used and deemed the difference immaterial.

Property and equipment consisted of the following:

	2012	2011
Computer and related equipment	$ 183,572	$ 178,407
Furniture and fixtures	19,106	19,106
	202,678	197,513
Accumulated depreciation	(185,472)	(173,564)
	$ 17,206	$ 23,949

Note 5   Other Assets

Security Deposit

The Company has a security deposit with its landlord at its home office in the amount of $8,707.

Deferred Commission

The Company had an agreement with an outside consulting firm that provided for monthly payments of $3,000 for five years terminating on June 30, 2011 and the issuance of one million shares of the Company’s common stock valued at $147,048.  The determination of that amount was based on the fair value of the issued common stock at the commitment date in accordance with current accounting guidance and was fully amortized at June 30, 2011.

Note 6.   Debt Reduction Obligation

In March 2011, the Company and its patent counsel amended the settlement terms of an agreement for services previously rendered. Under the revised settlement, the Company paid $100,000 in cash and issued $140,000 of its 9% convertible debentures. Under that agreement, the Company failed to achieve certain targeted revenue amounts by the end of fiscal year June 30, 2011 and was not required to pay any further amounts and thus recorded a gain of $250,000 in fiscal year ended June 30, 2011.

Note 7   Accounts Payable

Accounts payable represents balances due to trade creditors, licensor and outside consultants.

Note 8    Accrued Expenses

June 30,	2012	2011
401 (K) obligation	$ 23,401	$ 25,797
Accrued interest on convertible debentures and notes	244,437	135,531
Other	125,817	89,625
Totals	$ 393,655	$ 250,953

Under the terms of the 401(K) retirement plan, the Company has a mandatory requirement to pay the plan 3% of the employees’ pay during the plan year. The amounts in the plan are fully vested with the employees.  The Company’s expense under this plan was $23,401 and $25,797 for the years ended June 30, 2012 and 2011, respectively.

Note 9   Convertible Debentures

As of June 30, 2012 and 2011, the Company had outstanding an aggregate of $1,206,763 of the 9% convertible debentures that convert at the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12 and mature July 31, 2012. Of the total outstanding debentures, related parties hold $906,682. As of June 30 2012 and 2011, accrued interest on the debentures was $244,437 and $135,531, respectively.  One of the debentures was currently in default at the end of the fiscal year and the terms of the debenture require interest to accrue at 10%.

As of June 30, 2012 and 2011, warrants attached to the debentures, convertible at $0.14 and $0.18, respectively, that if converted on those respective dates, would require the issuance of an additional 22,942,640 of the company’s common stock. Based on the closing market prices on the respective year end dates,  $0.003 and $0.03, it is deemed more likely than not that the debentures holders would not exercise their rights under the warrants.

On August 1, 2012, the majority in interest of the debenture holders gave notice to the company, that there would be no further forbearance after July 31, 2012 and intended to foreclose on the assets secured under the terms of the debentures.

The debentures issued during the year ended June 30, 2011 had an embedded derivative, that had a value of $263,106, as determined by an independent valuation specialist. The value of the embedded derivative is discounted against the Notes and was amortized as interest expense using the effective interest method discounted against the Notes and was amortized as interest expense using the effective interest method over the term of the debentures. The total amortization for the years ended June 30, 2012 and June 30, 2011 is $206,747 and $56,359, respectively, and at June 30, 2011, the unamortized discount of $206,747 was reflected as a reduction of the principal balance of the debentures.

In August and September 2010, as part of its plan to raise additional working capital, the Company sold  $198,000 of its 9% convertible debentures to management, other related parties and an employee, all accredited investors.  The proceeds were used to retire existing note payable–related party debt and as working capital for operations.

In February 2011, the Company sold an additional $600,000 of convertible debentures to related parties, proceeds of which were used to retire previously issued debentures, accrued interest thereon, and related costs. In March 2011, as part of the settlement obtained under the debt reduction obligation in Note 6 above, the Company paid $100,000 and issued an additional $140,000 of its debentures.  This note matured March 9, 2012 and is currently in default

As of June 30, 2012 and 2011, respectively, the Company had outstanding an aggregate of $1,206,763 of the 9% convertible debentures that convert at the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12 and mature July 31, 2012. The Company has received notice that the debenture holders as directed by the majority holders, will not agree to any further forbearance and will foreclose on the security held as collateral for the obligation.  Of the total outstanding debentures, related parties hold $906,682. As of June 30, 2012 and 2011, respectively, accrued interest on the debentures was $244,437 and $135,531, respectively.

If all of the remaining debenture holders at June 30, 2012 elected to convert their debentures and warrants into shares of the Company’s common stock, the Company would be required to issue an additional 18,140,008 shares.

Note 10   Deferred Credits

In January 2006, the Board of Directors and two of its customers, agreed in lieu of an issuance of the Company’s common stock, to receive $150,000 in billing credits applied against their monthly business intelligence software billings at a rate of 25% of the billings commencing January 1, 2006 and July 1, 2006, respectively.

The deferred credits at June 30, 2012 and 2011 in the respective amounts of $137,050 and $149,508, are expected to be utilized over a 11 to 12 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

Note 11    Derivative Liabilities

The Company’s warrants and its Convertible Notes had reset provisions to the exercise price and conversion price if the Company issued equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision resulted in a derivative liability in our financial statements that was valued at $514,086 on June 30, 2011and $0 at June 30, 2012 based on the proposed sale of the Company’s assets effective August 1, 2012 or the foreclosure of those assets by the debenture holders if the proposed sale is not completed.  As a result, holders are not expected to receive any value for derivative liability and it is valued at zero.

During the years ended June 30, 2012 and 2011, the Company recorded gains of $514,086 and $106,262, respectively, for the change in fair value.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at June 30, 2012 and June 30, 2011:

	June 30, 2012	June 30, 2011
Common stock warrants	$ 0	$ 221,402
Embedded conversion features	0	292,684
Total	$ 0	$ 514,086

Note 12   Income Taxes

As of July 1, 2007, the Company adopted the provisions of the current accounting standards, Accounting for Uncertainty in Income Taxes, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions.  The Company believes it does not have any uncertain tax positions taken or expected to be taken in its income tax returns.

At June 30, 2011, the Company had net operating loss carry-forwards totaling approximately $15,255,000 that begins to expire in 2015 through 2026.  The provisions of Internal Revenue Code Section 382 significantly limit the carry-forward losses and the related deferred tax benefit. The Company’s taxable losses, as determined by an independent tax advisor, have created a deferred tax benefit of approximately $1,938,000 that is fully reserved.

In 2012, the primary differences between financial statement reporting and taxable income  (loss) were:

(1) The gain on the change in fair value of the derivatives of $514,086 is excludable for tax purposes; (2) the payment of officers accrued salaries within 2 ½ months after the close of the year are required to be included as a taxable expense; (3) the excess of interest accrued but not paid of $108,906 and the amortization of the debt discounts of $206,747 were excludible as a taxable expense.   However, no tax benefit, either from the prior year's or current year's results, has been reported in the June 30, 2012 and 2011 financial statements because utilization of the carry-forward is not more likely than not. In the current year, the company recorded a provision for state income taxes of $5,336 compared to a benefit recorded of $461 in the prior year.

In 2011, the primary differences between financial statement reporting and taxable income (loss) were; (1) the gain on the change in fair value of the derivatives is excludable for tax purposes (2) the gain on debt reduction of $250,000 was limited to the amount of the deduction not taken in prior years and only $130,000 was includible in taxable income; (3) revenues of $44,000 from professional fees under GAAP were included in fiscal years 2008 and 2007 taxable calculation and thus excludible in fiscal year 2011; (4) The excess of interest accrued but not paid over actual interest paid of $80,000 was excludible from taxable income.

The deferred tax asset at June 30, 2012 and 2011 is as follows:

	2012	2011
Deferred tax asset primarily arising from Net Operating Loss Carry-forwards	$ 1,940,000	$ 1,956,000
Adjustment for Internal Revenue Code section 382 Net Operating Loss carry-forwards	2,000	16,000
	1,938,000	1,940,000
Valuation allowance	(1,938,000)	(1,940,000)
Net deferred tax asset	$ -	$ -

Note 13   Stockholders' Equity

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

The Company did not recognize any additional expense as the value of options cancelled exceeded the fair value of stock issuable, in accordance with current accounting standards. As of June 30, 2011 the shares are included as common stock payable in the stockholders deficit. There are no outstanding option grants at June 30, 2012 and June 30, 2011.

Stock Options

In August 2009, the Board of Directors of the Company approved the grant and issuance of options exercisable to purchase an aggregate of 250,000 shares of common stock. The Board of Directors effectively cancelled those and all other previous options in February 2011. See Stockholders Equity Note above.

Note 14.    Loss per Share

Basic earnings per share are calculated based on the weighted-average number of outstanding common shares.  Diluted earnings per share are calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. For the years ended June 30, 2012 and 2011, the fully diluted weighted average number of shares is the same as the basic weighted average number of shares as the conversion of options, convertible debt and warrants would be anti-dilutive.

Net income per share has been computed using the following weighted average number of shares:

	June 30, 2012	June 30, 2011
Shares issued and outstanding	53,756,553	51,931,553
Shares potentially issuable (fully diluted)	76,699,193	75,337,875
Shares issuable considered anti-dilutive	(22,942,640)	(23,406,322)
Weighted average number of shares outstanding (basic)	53,646,854	51,931,553

Note 15   1999 Equity Incentive Plan

The Board of Directors has the authority to grant shares issuable under the Plan equal to 20% of the then issued and outstanding shares. Through February 2011 the Board of Directors, which has the exclusive power over the granting of options and their vesting provisions, granted a total of 7,025,000 options to executives, employees, directors and one vendor that were fully vested as of the date of the grant.  All options granted had a seven-year term. In February 2011, the Board cancelled all existing options and in consideration for the cancellation, awarded all of the grantees a total of 1,825,000 shares of the Company’s common stock. See Note 13 Stockholders Equity.

There are no option grants outstanding at June 30, 2012.

	2012		2011
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	-	$ 0.16	7,025,000	$ 0.16
Granted	-	$ 0.08	-	$ 0.16
Exercised	-	$ 0.16	-	$ 0.16
Cancelled	-	$ 0.16	7,025,000	$ 0.26
Options outstanding, vested and exercisable at end of year	-	$ 0.157	-	$ 0.26

Warrants issued and outstanding

At June 30, 2012 and 2011, there were 4,802,000 issued and outstanding redeemable into shares of the Company’s common stock at $0.14 and $0.18, respectively, Based on the closing market prices on the respective year end dates,  $0.003 and $0.03, it is deemed more likely than not that the debentures holders would not exercise their rights under the warrants.  There were no further conversions of the debentures into common stock in 2012 and 2011.

Note 16       Related Party Transactions

Six of our customers who are also stockholders in the Company, generated revenues approximating $162,700 and $193,000, respectively, in the years ended June 30, 2012 and 2011.  At June 30, 2012 and 2011, receivables from these related parties were $14,859 and $6,695 respectively.  A principal in one current customer serves as a member of the Board of Directors and the Audit Committee. This same principal, and his partners, purchased $728,000 of the Company’s debentures for cash in fiscal 2011.

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

Concentrations

During the fiscal years 2012 and 2011, Burger King Corporation represented more than 38% and 46%, respectively, of the Company’s total revenues.

In both fiscal years 2012 and 2011, six customers who are also stockholders of the Company, generated $162,700 and $193,000 of the Company's revenues, respectively. The Company believes it has excellent relationships with all of these customers.

Contracts

The Company received an offer from Altametrics-XFormity, LLC (Altametrics) to acquire the intellectual property and assets of the operating subsidiary for $1,300,000. The sale is subject to shareholder approval and the Right of First Refusal under their previous license agreement with Delaget, LLC (formerly b-50, LLC).  The Board of Directors and the Company’s management agreed to the proposed sale in July 2012.

In July 2012, the majority debenture holders notified the trustee of the debentures that they would not forebear any further extensions.

As part of its plan to raise working capital, the Company sold a non-exclusive perpetual license to Altametrics to use its intellectual property for $300,000.  Altametrics assumed the royalty obligation under XFormity’s license agreement with Delaget. The proceeds from this transaction have been used in operations.

Effective as of August 1, 2012 and until the close of the asset purchase agreement, Altametrics has agreed to serve as the manager of XFormity, Inc. reporting to the Board of Directors and officers of the Company. All of the technical staff and two of the senior managers of the Company resigned and are currently employed by Altametrics.  The Company will continue to report its operating results with any profit or loss from operations after July 31, 2012 assumed by Altametrics as a management fee until final closing of either the Altametrics sale or the debenture holders foreclosing if the Company fails to get the necessary shareholder approval.

In 2011, the Company extended the maturity dates of the convertible debentures Through July 31, 2012. The majority debenture holders notified the Company they would no longer extend the maturity dates and demanded payment.  The Company signed a back up Asset Purchase Agreement to sell the assets they would foreclose upon to Altametrics XFormity, LLC.

Scheduled principle payments on the above obligations are as follows:

Fiscal year	Convertible Debentures	Rent	Total
2013	$ 1,206,763	$ 58,575	1,265,338
2014	-	14,643	14,643
2015	-	-	-
Total payments	$ 1, 206,763	$ 73,218	$ 1,279,981

Licenses

In January 2007, the Company was granted a non-exclusive license and agreed to pay a royalty fee ranging between 6.0% and 7.5% but only on revenues generated from the Company’s business intelligence software provided within the restaurant industry. The total expense under this agreement for the years ended June 30, 2012 and 2011 is $74,241 and $78,901, respectively.  At June 30, 2012, the amount of the Company’s obligation of $94,547 is reflected in the accounts payable above.

Litigation

As of the date of this report, there are no pending legal proceedings in which we or any of our officers, directors or affiliates is a party, and we are not aware of any threatened legal proceedings.

Contingencies

None

Note 18    Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an operating deficit of $8,558,017 through the fiscal year ended June 30, 2012. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet.  The Company's ability to continue as a going concern is dependent on its ability to improve operating results and increase its financing cash flows, if any.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 19  Subsequent Events

Effective August 1, 2012,  XFormity, Inc., a Texas corporation (“XFormity” or “Seller”), the wholly-owned subsidiary of XFormity Technologies, Inc., a Colorado corporation (the “Company”) executed an Asset Purchase Agreement dated effective August 1, 2012 (“Sale Agreement”) pursuant to which XFormity agreed to transfer, sell and assign to Altametrics XFormity, LLC, a Delaware limited liability company (“Altametrics” or “Buyer”)  substantially all of the assets used in the conduct of the Business of XFormity (the “Asset Sale”).  The purchase price of the Asset Sale is $1.3 million, payable in cash at closing. Of the total purchase price, $650,000 has been deposited into escrow by Altametrics with Corporate Stock Transfer, Inc., the Company’s transfer agent, to be released to the Company at closing.  The consummation of the Asset Sale is subject to several conditions precedent, including (i) the election of b-50.com, LLC not to exercise its right of first refusal contained in a patent license with XFormity, and (ii) obtaining shareholder approval of the Asset Sale by the shareholders of the Company (the “Conditions”).  No prediction can be made when the Conditions will be satisfied and the Asset Sale consummated.  The Sale Agreement permits until March 31, 2013 to satisfy the Conditions.

If the Asset Sale is consummated, of which there can be no assurance, the proceeds of the Asset Sale will be used, in their entirety, to repay the outstanding secured convertible debentures owed by the Company and XFormity to its secured lenders.  The outstanding principal and accrued interest under the debentures is in excess of the purchase price; but the secured lenders have agreed to release their lien and security interest against the assets in consideration of the lesser amount.  There will not be any dividend or distribution paid to the Company’s shareholders as a result of the Asset Sale.

Concurrently with the execution of the Sale Agreement, XFormity and Altametrics executed a Management Agreement pursuant to which XFormity has engaged Altametrics to manage its business and operations pending consummation of the Asset Sale.  Under the terms of the Management Agreement, Altametrics will provide XFormity with working capital advances and manage its business on its behalf.  In consideration of those services, Altametrics will be entitled to any net profits generated by the XFormity operations during the management period.

Also concurrently with the execution of the Sale Agreement and Management Agreement, XFormity granted to Altametrics a non-exclusive world-wide royalty free license to use XFormity’s intellectual property rights.  In consideration of the License, Altametrics has agreed to pay a one-time license fee of $300,000.

Also effective August 1, 2012,  certain key employees of XFormity, including Chris Ball and Drew Seale, resigned as employees of XFormity to be engaged by Altametrics as its employee to assist in implementing the Management Agreement.  Messrs. Ball and Seale will continue to serve as non-salaried officers and directors of the Company.

If the Asset Sale is consummated, of which there can be no assurance, the Company, as a public entity, intends to attempt to identify a new business target to acquire.  There can be no assurance that those efforts will be successful.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of June 30, 2012, our internal control over financial reporting was ineffective based on those criteria.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  We have identified the following material weaknesses:

•

As of June 30, 2012, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

•

As of June 30, 2012, effective controls over transactions were not maintained.  Specifically, controls were not designed and in place to ensure that the derivative liabilities were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended June 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act.

Name	Age	Position	Term
Chris Ball	46	Chief Operating Officer, Chief Executive Officer, President and Director. Member of the compensation committee	COO from September 28, 2004 through April 25, 2006. CEO from April 25, 2006 through present day. Director from May 4, 2006 through present day.
C. Drew Seale	43	Chief Technical Officer and Director and member of the audit committee	From September 28, 2004 through present day. Director from May 10, 2006 through present day.
Jack Rabin	72	Chief Financial Officer, Director and member of the Audit Committee	Director from March 2004 through September 2012. CFO from September 28, 2004 through present day.
Michael Shahsavari	63	Chairman of the Board and Chairman of the Audit Committee	From October 7, 2004 through present day.
Kenneth Johnson	59	Director and member of the compensation committee	From December 12, 2007 through present day.
Farsheed Ferdowsi	57	Director and member of the compensation committee	From March 19, 2008 through present day.

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

Chris Ball, 46, has served as XFormity's Chief Executive Officer since April 25, 2006.  From June 2002 through April 25, 2006, he served as XFM's Chief Operating Officer.  From April 2000 through May 2002, he worked as Vice President, Operations for VertaPort, Inc.  From May 1998 through March 2000, he worked as a project management consultant for a division of US Freightways.  As a consultant for the US Freightways' division, he was responsible for the development of their business-to-business auction solution.  Mr. Ball earned a Bachelor of Science Degree in Aerospace Engineering from California Polytechnic University and a Masters in Business Administration from Texas Christian University.

C. Drew Seale, 43, has served as XFormity's Chief Technology Officer since September 2004.  From June 2002 through September 2004, he served as XFM's Chief Technology Officer. From September 1999 through May 2002, he worked as the Vice President of Applications Development for VertaPort, Inc., where he was responsible for all technology development.  From January 1996 through August

1999, he worked as the Director of Application Architecture for Sea-Land, Inc., a shipping company with over 9,000 employees.  Mr. Seale earned a Bachelor of Science Degree (BS) in advertising from the University of Texas and a Master in Business Administration from Texas Tech University.

Jack Rabin, 72, has been our Chief Financial Officer since July 2004 and a director since March 2004. He was also Chief Financial Officer of Paradigm Group II, LLC since its inception in 2000 until June 30, 2004.  Previously he served as Chief Financial Officer of a major national underwriting firm from 1998 to 2000 and Corporate Controller of the Illinois Superconductor Corp. from 1993 to 1998.  He received a BS degree in business administration from Roosevelt University and has a CPA certificate from the State of Illinois.

Michael Shahsavari, 63, has worked in the restaurant industry for the past 36 years as an owner and Chief Financial Officer of franchisees for major brands such as Taco Bell and Pizza Hut.  In total, the companies with which Mr. Shahsavari is affiliated employ over 1800 people.  Mr. Shahsavari received a Bachelor of Arts in accounting from the London School of Accountancy and is a Fellow member of the Institute of Chartered Accountants in England & Wales and is the Chairman of the Board and Chairman of the Audit Committee.

Ken Johnson, 59, for the past 16 years, Mr. Johnson has served as President of NA Sales, Inc. a consulting firm specializing in sales, marketing and business development. Mr. Johnson has been paid as an outside consultant to the Company since December 2006. Current clients, besides XFormity, Inc. include RSM McGladrey Financial Process Outsourcing.  Other past clients include Pillsbury/Green Giant Fresh where he played a major role in the development of new products and markets for that produce brand; Golden State Foods Corporation where he worked to develop and implement a sales and marketing plan to pursue chain account manufacturing business; John I. Haas, a worldwide leader in the growing and marketing of Hops where he worked on the integration of a diverse line of manufacturing businesses that they acquired.

Farsheed Ferdowsi, 57, was the Founder, President and CEO of PayMaxx, Inc. prior to its sale to CompuPay, Inc. in July 2005.  Founded in 1991, PayMaxx was a technology-centric, customer-focused payroll outsourcing service provider.  At the time of its sale, it ranked among the top-10 in its industry and served clients in all 50 states.  After the business combination with CompuPay, Mr. Ferdowsi served the combined entity as a member of the Executive Team as Chief Development Officer until August 2007.  Currently, Mr. Ferdowsi is the CEO of Inova, Payroll, Inc, a payroll processing service in Nashville, TN. The Nashville Business Journal named Mr. Ferdowsi the 2002 Entrepreneur of the Year.  Mr. Ferdowsi holds a Master’s degree in structural engineering from the University of California in Berkeley and a Bachelor’s degree in civil engineering from Vanderbilt University.

Mr. Ferdowsi’s brother, Farzin, is the owner of 5.29 % of the Company’s common stock

During the last ten (10) years no current director or officer of the Company, other than as disclosed, has:

a.

had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; except that Mr. Shahsavari was an executive officer in a privately owned Company that filed for bankruptcy during 2010.

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

Nomination Process

The Board of Directors has not appointed a standing nomination committee and does not intend to do so during the current year. The board as a whole, which consists of currently six members, has addressed the process of determining director nominees. The board has not adopted a charter to govern the director nomination process.

Of the currently serving six directors, four would not be deemed to be independent within the meaning of the National Association of Securities Dealers, Inc.'s listing standards.  For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

The Board of Directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Christopher Ball, Chief Executive Officer and President, at the Company's principal executive offices located in Dallas, Texas and provide to Mr. Ball, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SK, and a statement of the reasons why the security holder is making the recommendation. The Company must receive such recommendation before June 30, 2013.

The Board of Directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

Meetings and Committees of the Board of Directors

The Board meets as often as necessary to perform its duties and responsibilities.

 a.       Meetings of the Board of Directors

During the fiscal year ended June 30, 2012, one formal meeting of the Board of Directors was held, not including telephone conference, each of which were attended by a minimum of five Directors. Meetings are conducted either in person or by telephone conference.

Mr Dwyer did not participate in any of the meetings. All other directors participated in all other meetings.

Outside Directors receive no compensation for their attendance at meetings other than as reflected above, although they are reimbursed their expenses associated with such attendance.  All options to the Board members were cancelled in February 2011.

b.       Committees

The Board appoints committees to help carry out its duties. In particular, board committees work on key issues in greater detail than would be possible at full board meetings.  Each committee reviews the result of its meetings with the full board.

During the year ended June 30, 2012, the board had standing audit and compensation committees via telephone.

Audit Committee and Audit Committee Financial Expert

In 2012, the audit committee was composed of Mr. Shahsavari, Mr. Seale and Mr. Rabin.

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

2.

Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements for the years ended June 30, 2012 and 2011 be included in the Company's Annual Report of Form 10-K for the fiscal year ended June 30, 2012 for filing with the Commission.

By the Audit Committee: Mr. Shahsavari, Mr. Seale and Mr. Rabin.

Compensation Committee

During the fiscal year ended June 30, 2012, the Compensation Committee was comprised of Messrs. Ferdowsi, Johnson and Ball who determined and approved appropriate executive compensation and under the bonus arrangement.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Stock Award ($)	All Other Compensation ($)	Total ($)

Chris Ball, Chief Executive Officer	2012 2011 2010	136,800 136,800 144,388	-0- 12,500 -0-	250(1) 250(1) 250(1)	137,050 149,550 145,138

C. Drew Seale, Chief Technical Officer	2012 2011 2010	136,800 136,800 144,388	12,500 12,500 -0-	250(1) 250(1) 250(1)	137,050 149,550 145,138

Jack Rabin, Chief Financial Officer	2012 2011 2010	74,400 74,400 78,744	-0- 12,500 -0-	250(1) 250(1) 250(1)	74,650 87,150 78,694

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE- NONE

DIRECTORS COMPENSATION

Name (a)	Date Awarded	Stock Awards ($)(d)	Total ($)
Farsheed Ferdowsi	2/11/2011	$12,500	$12,500
Michael Shahsavari,	2/11/2011	$12,500	$12,500
Ken Johnson	2/11/2011	$12,500	$12,500

(d) This amount represents the dollar amount recognized for financial reporting purposes with respect to fiscal 2011 for the fair value of common stock granted to the above Directors on February 11, 2011

Compensation Discussion and Analysis

Over the past three years, the compensation committee consisting of the Chairman of the Board and two other directors determined the executive compensation. During this tenure, management has not received any equity awards or other forms of compensation other than as reflected in the table above. The compensation committee’s philosophy is that executive compensation should enable the Company to attract, retain and motivate a team of highly qualified executives who will create long-term value for the shareholders. To that end, the committee believes that an executive compensation program should include cash, bonuses and equity-based compensation that reward specific performance. The compensation committee has structured a bonus program for its executives approximating a reasonable percentage of their existing salaries to be paid only upon achievement of specific performance results.  The committee continues to monitor the effectiveness of this program to ensure that the compensation provided to Company executives remains competitive relative to the compensation paid to executives in the Company’s industry.

No executive officer, director or control person received compensation, perquisites and other personal benefits during the fiscal years ended June 30, 2012 and 2011 other than as reflected in the above table.

The compensation committee of the Board of Directors has recommended that this Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012.

Equity Incentive Plan

The Company has an Equity Incentive Plan which allows the granting of stock options to employees of the Company and its subsidiaries and service providers up to an aggregate of 20% of the number of outstanding shares of common stock. There were no outstanding option grants at June 30, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to beneficial ownership of our common stock at September 19, 2012 by each person who beneficially owns more than 5% of the common stock; by each of our executive officers named in the Management section; by each of our Directors; and by all executive officers and Directors as a group. Unless otherwise indicated, we believe all persons in the table have sole voting and investment power for all shares beneficially owned by them. (1)

Name and Address of Beneficial Owner (2) (3)	Shares	Percent
Chris Ball (4)	1,602,465	2.33%
Drew Seale (5)	1,415,298	2.06%
Michael Shahsavari (6)	1,938,667	2.82%
Farzin Ferdowsi (7)	6,052,300	8.79%
Homayoun Aminmadani (8)	6,047,067	8.78%
Jack Rabin (9)	1,027,500	1.49%
Ken Johnson	580,600.84%
Farsheed Ferdowsi	629,155.91%
Cook County Pension and Benefit Fund	4,037,724	5.87%

All officers and directors as a group-seven persons	7,193,685	10.45%

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

(2)

The percentages shown are calculated based upon 53,756,553 shares of common stock outstanding on September 19, 2012. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of September 19, 2012 upon the exercise of options, warrants and conversion feature under the convertible debenture are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

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

In 2007 and 2009, The Board of Directors approved grants for the Company’s management, employees and members of the Board totalling 7,025,000 options. All of these option grants were cancelled effective February 11, 2011 in consideration for the issuance of 250,000 shares of the Company’s common stock, respectively, to each of the six active members of the Board of Directors.

Customers, who are also stockholders in the Company, generated revenues approximating $162,700 and $193,000 in fiscal years 2011 and 2010, respectively.  Michael. Shahsavari, a principal in one of those customers, has served as Chairman of the Board of Directors and a member of the Audit Committee.

Item 14.  Principal Accountant Fees and Services.

The Company retained M&K CPAS, PLLC as our principal accountants to audit the financial statements for fiscal years ended June 30, 2012 and 2011. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our Audit Committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices previously adopted by the Audit Committee effective June 2005. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.	2012	2011

Audit fees - audit of annual financial statements and review of financial statements included in our 10-Q, services normally provided by the accountant in connection with statutory and regulatory filings.

	$ 34,000	$ 34,000

Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	-0-	-0-

Tax fees - tax compliance, tax advice and tax planning	-0-	-0-

All other fees - services provided by our principal accountants other than those identified above	-0-	-0-
Total fees paid or accrued to our principal accountants	$ 34,000	$ 34,000

Item 15.  Exhibits and Reports on Form 8-K.

Exhibit No.		Title
(1)	3.1	Articles of Incorporation dated June 11, 1991
(3)	3.2	Articles of Amendment to Articles of Incorporation dated October 19, 1999
(1)	3.3	Bylaws
(3)	4.1	Specimen Common Stock Certificate
(3)	4.2	Specimen Warrant Certificate
	4.3	1999 Equity Incentive Plan
(3)	5.0	Opinion of Neuman & Drennen, LLC
(2)	10.1	Agreement and Plan of Reorganization dated as of August 27, 1999
(3)	10.2	Purchase Agreement between International Capital Funding, Inc. and Jonathan Cohen dated September 1, 1999
(3)	10.3	Registration Rights Agreement between International Capital Funding, Inc. and Jonathan Cohen dated September 1, 1999
(3)	10.4	Joint Venture Technology Agreement between XML - Global Technologies, Inc., Gnosis, Inc. and David R. R. Webber dated as of November 18, 1999
(3)	10.5	Consulting Agreement between Data Xchg, Inc. and David Webber
(3)	10.6	License Agreement between Data Xchg, Inc. and XML - Global Technologies, Inc.
(3)	10.7	Pre-Incorporation Agreement between XML - Global Technologies, Inc. and David Webber
(3)	10.8	Form of Lock-up and Vesting Agreement
(3)	10.9	Securities Purchase Agreement between XML - Global Technologies, Inc. and XML Fund, LLC dated January 13, 2000
(3)	10.10	Securities Purchase Agreement between XML - Global Technologies, Inc. and XML Fund, LLC dated April 5, 2000
(3)	10.11	Securities Purchase Agreement between XML - Global Technologies, Inc. and the Tomasovich Family Trust
(3)	10.12	Securities Purchase Agreement between XML - Global Technologies, Inc. and Tomasovich Family Trust

(3)	10.13	Unit Purchase Option Agreement between XML - Global Technologies, Inc. and Westminster Securities Corp.
(3)	10.14	Commercial Lease with Radical Entertainment Ltd. dated May 5, 1999
(3)	10.15	Software Development and License Agreement between B2Binternet, Inc. and XML - Global Technologies, Inc. dated June 12, 2000
(3)	10.16	Letter Agreement between PenOp, Limited and XML - Global Technologies, Inc. dated June 1, 2000
(4)	10.17	Agreement to Exchange Stock dated June 28, 2000 with David Webber
(5)	10.18	Employment Agreement dated as October 16, 2000 between XML - Global Technologies, Inc. and Gordon Ebanks
(5)	10.19	Employment Agreement dated as July 26, 2001 between XML-Global Technologies, Inc., XML-Global Research, Inc. and Peter Shandro
(5)	10.20	Addendum dated May 17, 2002 to the Employment Agreement dated as October 16, 2002 between XML-Global Technologies, Inc. and Gordon Ebanks
(5)	10.21	Employment Agreement dated as June 10, 2002 between XML-Global Technologies, Inc., XML-Global Research, Inc. and John McAughtry
	10.22	Software licensing and support agreement dated as June 14, 2002 between XML Technologies, Inc. and Iway Software Company, an Information Builders Company
(6)	10.24	Agreement dated January 29, 2003 between XML - Global Technologies, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, LP governing a license to The Qube software
(6)	10.25	Promissory Note dated January 29, 2003 in the amount of $200,000 in favour of XML - Global Technologies, Inc.
(6)	10.26	Promissory note guaranty in favour of XML - Global Technologies, Inc.
(6)	10.27	Voting Agreement between XML - Global Technologies, Inc. and Paradigm Group II, LLC
(6)	10.28	General proxy of Paradigm Group II, LLC
(6)	10.29	OEM agreement dated January 29, 2003 between XML - Global Technologies, Inc., XFormity, Inc. and Paradigm Group II, LLC
(7)	10.30	Mutual Specific Release dated April 21, 2003 between XML _ Global Technologies, Inc, Paradigm Group II, LLC and Paradigm Millennium Fund, LP releasing the parties from various obligations
(7)	10.31	Supplemental Term Sheet dated April 9, 2003 from Paradigm Group II, LLC, offering to purchase stock from XML - Global Technologies, Inc.
(7)	10.32	Notice of Termination by Information Builders, Inc. and iWay Software Company to XML - Global Technologies, Inc. in respect of a Software Licensing and Support Agreement dated June 14, 2002
(7)	10.33

Agreement dated April 17, 2003 between Duane Nickull and Matt MacKenzie, doing business as "Yellow Dragon Software" and XML -Global Technologies, Inc. permitting Yellow Dragon to acquire certain intellectual property rights to GoXML Registry

(7)	10.34

Agreement dated April 17, 2003 between Duane Nickull and Matt MacKenzie, doing business as "Yellow Dragon Software" and XML -Global Technologies, Inc. permitting Yellow Dragon to acquire certain intellectual property rights to GoXML Messaging

(8)	10.35	Employment agreement dated May 29, 2003 between Xtract Informatics Inc. and Garry Kupecz.
(8)	10.36	Agreement dated July 29, 2003 between Liang Wang, Kai Xu, Hai Bo Fan, Jianwen Zhang and XML Global Technologies, Inc. a Colorado company and it’s wholly owned subsidiaries.
(8)	10.37	Letter of intent dated June 30, 2003 between XML-Global Technologies, Inc. and Xenos Group Inc.

(8)	10.38	Definitive purchase and sale agreement dated August 21, 2003 between XML-Global Technologies, Inc. and Xenos Group Inc.
(8)	10.39	iWay Software, Inc. Termination Agreement and Mutual General Release.
(8)	10.40	Xtract Sale Agreement
(8)	10.41	Transfer Agreement dated April 14, 2003 with Developers
10.42		Grant of Right of First Option dated April 14, 2003 with Developers
(8)	10.43	Agreement dated July 4, 2003 with Developers
(9)	10.44	Agreement and Plan of Merger dated as of August 13, 2004.
(9)	10.45	Articles of Amendment to Articles of Incorporation
(9)	10.46	Statement of Merger
(9)	10.47	Closing Escrow Agreement dated as of September 27, 2004.
(9)	10.48	B-50 Indemnity Agreement dated as of September 27, 2004
(9)	10.49	Holdback Escrow Agreement dated as of September 27, 2004
(9)	10.50	Indemnity Agreement by and among XFormity, Inc., Paradigm Group II, LLC and Paradigm Millennium Fund, L.P. dated as of September 27, 2004.
(9)	10.51	Escrow Agreement by and among XFormity, Inc., Paradigm Group II, LLC Paradigm Millennium Fund, L.P. and Clifford L. Neuman, P.C. dated as of September 27, 2004.
(9)	10.52	Employment Agreement by and among XFormity, Inc. and Jack Rabin effective as of September 27, 2004.
(9)	10.53	Employment Agreement by and among XFormity, Inc. and Drew Seale effective as of September 27, 2004.
(9)	10.54	Employment Agreement by and among XFormity, Inc. and Mark Haugejorde effective as of September 27, 2004.
(9)	10.55	Employment Agreement by and among XFormity, Inc. and Chris Ball effective as of September 27, 2004.
	10.56	General Security Agreement dated January 27, 2006
	10.57	Trust Indenture dated January 27, 2006
	10.58	Subordination Agreement dated January 27, 2006
(12)	10.59	Settlement Agreement and Release between XFormity Technologies, Inc. and Mark Haugejorde dated April 26, 2006
(10)	10.60	Non-exclusive license agreement with b-50.com, LLC dated January 2, 2007
(13)	10.61	Settlement Agreement Release between XFormity, Inc., XFormity Technologies, Inc. and Andrews Kurth, LLP dated October 10, 2008.
(14)	10.62	Amendment No. 1 to Full and Final Settlement Agreement Release between XFormity, Inc., XFormity Technologies, Inc. and Andrews Kurth, LLP dated October 10, 2008
(15)	10.63	Notice of Default
(16)	10.64	Altametrics Asset Purchase Agreement
(16)	10.65	Software License Agreement with Altametrics Xformity LLC
(16)	10.66	Management Agreement with Altametrics Xformity LLC
(17)	10.67	Escrow Agreement with Corporate Stock Transfer
(18)	10.68	Resignation of Jack Rabin

(11)	14.1	Code of Ethics
(3)	22.0	List of Subsidiaries
#	31.0	Certifications
#	32.0	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
##	101.INS	XBRL Instance
##	101.SCH	XBRL Taxonomy Extension Schema
##	101.CAL	XBRL Taxonomy Extension Calculation
##	101.DEF	XBRL Taxonomy Extension Definition
##	101.LAB	XBRL Taxonomy Extension Labels
##	101.PRE	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference from the Registration Statement on Form 10-SB filed with the Commission on November 18, 1997
(2)	Incorporated by referenced from the Current Report on Form 8-K which was filed with the Commission on September 8, 1999
(3)	Incorporated by reference from the Registration Statement on Form SB-2 which was filed with the Commission on October 3, 2000
(4)	Incorporated by reference from the Current Report on Form 8-K that was filed with the Commission on June 30, 2000.
(5)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended June 30, 2002, which was filed with the Commission on September 30, 2002
(6)	Incorporated by reference from the Quarterly Report on Form 10-QSB for the period ended December 31, 2002, which was filed with the Commission on February 14, 2003
(7)	Incorporated by reference from the Quarterly Report on Form 10-QSB for the period ended March 31, 2003, which was filed with the Commission on May 15, 2003
(8)	Incorporated by reference from the Annual Report on Form 10-KSB for the period ended June 30, 2003, which was filed with the Commission on October 10, 2003
(9)	Incorporated by reference from the Current Report on Form 8-K, which was filed with the Commission on October 1, 2004
(10)	Incorporated by reference from the Current Report on Form 8-K, which was filed with the Commission on January 4, 2007
(11)	Incorporated by reference from the Annual Report on Form 10-KSB for the period ended June 30, 2004, which was filed with the Commission on October 14, 2004
(12)	Incorporated by reference from the Annual Report on Form 10-KSB/A for the period ended June 30, 2006, which was filed with the Commission on October 17, 2006
(13)	Incorporated by reference from the Current Report on Form 8-K dated October 28, 2008 as filed with the Commission on October 28, 2008.
(14)	Incorporated by reference from the Current Report on Form 8-K dated February 11, 2011 as filed with the Commission on April 5, 2011.
(15)	Incorporated by reference from the Current Report on Form 8-K dated August 1, 2012 as filed with the Commission on August 6, 2012.
(16)	Incorporated by reference from the Current Report on Form 8-K dated August 1, 2012 as filed with the Commission on August 7, 2012.
(17)	Incorporated by reference from the Current Report on Form 8-K/A dated August 1, 2012 as filed with the Commission on August 30, 2012.
(18)	Incorporated by reference from the Current Report on Form 8-K dated September 11, 2012 as filed with the Commission on September 12, 2012.
#	Filed herewith
##	To be filed by amendment

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date: October 5, 2012	/s/ Christopher Ball Christopher Ball Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christopher Ball Christopher Ball	Chief Executive Officer and Director	October 5, 2012
/s/ C. Drew Seale	Chief Technical Officer and Director	October 5, 2012
C. Drew Seale

/s/ Jack Rabin	Chief Financial Officer	October 4, 2012
Jack Rabin

/s/ Michael Shahsavari	Director	October 5, 2012
Michael Shahsavari

/s/ Kenneth Johnson	Director	October 9, 2012
Kenneth Johnson

/s/ Farsheed Ferdowsi	Director	October 9, 2012
Farsheed Ferdowsi