Form 10-K/A
period 2012-06-30
XFormity Technologies, Inc.
filed 2012-11-02
CIK 1048501

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

Item 6.

Exhibits

Certification*

Certification pursuant to 18 U.S.C. Section 1350*

*

Incorporated as Exhibits to Form 10-K as filed with the Commission on October 18, 2012.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date:	October 30, 2012	By:	/s/ Christopher Ball
Christopher Ball, Chief Executive Officer and Director

Date: October 30, 2012		By:	/s/ Jack Rabin-----------------------------------
Jack Rabin, Chief Financial Officer

INDEX TO EXHIBITS

Certification*

Certification pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*

Incorporated as Exhibits to Form 10-K as filed with the Commission on October 18, 2012.