Form 10-Q
period 2012-09-30
XFormity Technologies, Inc.
filed 2012-12-07
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the Issuer’s Common stock, $0.0001 par value, at November 21, 2012 is 53,756,553.

XFormity Technologies, Inc. and Subsidiary

Consolidated Balance Sheets

September 30,		June 30,
2012		2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$ 198,296	$ 85,753
Accounts receivable - trade	97,402	171,454
Accounts receivable – related party - trade	-	14,859
Prepaid expenses	17,689	3,466
Assets held for sale - current	27,532	5,373
Total Current Assets	$ 340,919	$ 280,905

Assets held for sale – long-term	--	25,913
Total Assets	$ 340,919	$ 306,818

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Convertible debentures - related parties	$ 906,682	$ 906,682
Convertible debentures	300,081	300,081
Accounts payable	6,350	2,718
Accrued expenses	271,813	244,441
Liabilities associated with assets held for sale - current	319,501	348,465
Total current liabilities	1,804,427	1,802,387
Liabilities associated with assets held for sale – long-term	-	123,955
Total Liabilities	1,804,427	1,926,342

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at September 30, 2012 and June 30, 2012	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 53,756,553 shares issued and outstanding at September 30, 2012 and June 30, 2012	5,376	5,376
Additional paid-in capital	6,933,117	6,933,117
Accumulated deficit	(8,402,001)	(8,558,017)
Total Stockholders' Deficit	(1,463,508)	(1,619,524)
Total Liabilities and Stockholders' Deficit	$ 340,919	$ 306,818

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary

Consolidated Statements of Operations

	(Unaudited)
	Three Months Ended September 30,
	2012	2011

Expenses
General and administrative	48,819	26,203
Loss from operations	(48,819)	(26,203)
Interest expense	(27,375)	(84,581)
Change in fair value of derivatives	-	55,955
Loss from continuing operations	(76,194)	(54,829)
Income from discontinued operations	232,210	31,113
Net Income (loss)	$ 156,016	$ (23,716)
Net loss per share –from discontinued operations	$ (0.00)	$ (0.00)
Net income per share –from discontinued operations	$ (0.00)	$ (0.00)
Net Income (loss) per share – basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of shares – basic and diluted	53,756,553	53,339,977

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$ 156,016	$ (23,716)
Depreciation	2,181	2,718
Gain on sale of license	(300,000)	-
Amortization of debt discount	-	58,413
Non-cash transactions for:
Change in fair value - derivatives	-	(55,955)
Changes in:
Accounts receivable	88,912	6,890
Prepaid expenses	(12,651)	(10,879)
Accounts payable	(63,961)	(10,334)
Accrued expenses	(22,988)	38,550
Deferred revenue	(31,753)	11,712
Deferred credits	(3,213)	(3,056)
Net cash used in operating activities	(187,457)	14,343
Investing activities:
Proceeds from sale of license	300,000	-
Net cash provided from investing activities	300,000	-

Increase in cash and cash equivalents	112,543	14,343
Cash and cash equivalents, beginning of period	85,753	56,625
Cash and cash equivalents, end of period	$ 198,296	$ 70,968

Supplemental disclosure of non-cash financing and investing activities
Interest paid	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2012

(Unaudited)

Note 1   Organization and Nature of Business.

The reporting entity in this form 10-Q is XFormity Technologies, Inc. (a Colorado Corporation) ("XFormity" or the "Company") and includes the operations of XFormity, Inc. (a Texas Corporation) (“XFM”), the wholly owned subsidiary of the Company.  XFormity provides technology and services to multi-unit business operators.  The Company’s core products are hosted Business Intelligence (BI), Balanced Scorecard and Benchmarking solutions.  These solutions help customers with operational data analysis, trend reporting, issue identification and tracking.  The Company provides data integration and management services that feed the BI and Scorecard solution with data from many key data sources.  The Company’s solutions are provided to customers as a hosted (software-as-a-service) model, which allows the Company to rapidly configure and implement solutions for new customers in an affordable, cost-effective manner.

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

In August, 2012, the Company executed and delivered the following agreements with Altametrics XFormity, LLC (“Altametrics”)

:

1.

Asset Sale and Purchase Agreement effective August 1, 2012 (“APA”)

2.

Escrow Agreement

3.

License Agreement

4.

Management agreement.

Under the terms of the APA, , Altametrics agreed to purchase substantially all of the Company’s assets in consideration of $1,300,000. Of the total purchase price, $650,000 has been deposited into escrow with the Company’s stock transfer agent, Corporate Stock Transfer, Inc., as Escrow Agent under the terms of an Escrow Agreement. Consummation of the APA is subject to several material conditions precedent, including the approval of the Company’s shareholders.  Pending consummation of the APA, the Company entered into two additional agreements with Altametrics:  a Management Agreement pursuant to which Altametrics agreed to serve as Business Manager of the Company’s operations effective August 1, 2012; and a License Agreement pursuant to which, in consideration of a one time license fee in the amount of $300,000, the Company granted to Altametrics a non-exclusive license to use the Company’s intellectual property rights.  Since August 1, 2012, Altametrics has been managing the Company’s operations under the Management Agreement and License, in consideration for which Altametrics is entitled to retain any net profits realized from those operations during the management period.

Effective July 31, 2012, all of the Company’s senior secured convertible debentures (“Debentures”) in the aggregate principal amount of approximately $1.2 million matured and became due and payable in full.

As a result, the Company is in default under the Debentures; and a majority in interest of the Debenture holders have served upon the Company a notice of default and a further notice that the Debenture holders would not agree to a further extension of the Debentures.  The Debenture holders have a senior security interest in all of the tangible and intangible assets of the Company and could foreclose on those assets at any time.  A majority in interest of the Debenture holders have agreed in principle to accept payment in the amount of the total net proceeds received by the Company from the consummation of the APA with Altametrics in satisfaction of all liability under the Debentures, which amount is expected to be several hundred thousand dollars less than the total principal and accrued and unpaid interest due under the Debentures.  In the event the Company is unable to secure the approval of its shareholders to the APA, the Debenture holders have executed a back-up Asset Purchase Agreement with Altametrics pursuant to which they have agreed to foreclose on the Company’s assets under their senior security interest and convey those assets to Altametrics for the same consideration, to wit: $1.3 million. Under either scenario, there will be no funds available for distribution to the Company’s shareholders resulting from the sale of its assets to Altametrics.

As a result of the foregoing transactions, effective August 1, 2012, the Company’s assets, other than its cash and cash equivalents, accounts receivable resulting from sales made prior to August 1, 2012, and specific insurance polices, are reflected as assets held for sale and include its property and equipment, security deposits and its intellectual property with a carrying value of  $27,542.  Concurrently, the liabilities associated with the discontinued operation, including all accounts payable and accrued expenses  incurred in the normal course of the discontinued operation  are reflected as liabilities associated with the assets held for sale with a carrying value of $319,501.  See management’s discussion and analysis of the revenues and expenses relating to the discontinued operation.

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

Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2012 Annual Report on Form 10-K and the 8-K and 8-K/A as reflected above. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

Note 3   Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $8,402,001 and a working capital deficit of $1,463,508 as of September 30, 2012. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern or if the sale of its assets to Altametrics is not completed.

Note 4    Property and Equipment - (are part of the assets held for sale)

Property and equipment are stated at cost less accumulated depreciation.  Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over a five year estimated useful life of the assets. Accumulated depreciation at September 30, 2012 was $187,653 and $185,742 at June 30, 2012.  Management has evaluated the difference between the straight line and accelerated method used and has deemed the difference immaterial.

Note 5    Deferred Credits – (are part of the liabilities associated with assets held for sale)

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

Only two consortium members elected option (1), one commencing January 1, 2006, and the other commencing July 1, 2006.  The deferred credits at March 31, 2012 in the respective amounts of $68,357 and $71,866, net of amortization, are expected to be utilized over an 11 to 12 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

Note 6   Accounts Payable

Accounts payable represents balances due to trade creditors and fees for professional services incurred for legal and audit services.

Note 7  Accrued Expenses

Accrued expenses other than as reflected herein are part of the liabilities associated with assets held for sale.

	September 30,	June 30,
	2012	2012
Accrued interest on convertible debentures	271,813	244,441

Note 8   Convertible Debentures

If all of the remaining debenture holders at September 30, 2012 elected to convert their debentures and warrants into shares of the Company’s common stock, the Company would be required to issue an additional 18,597,504 shares. Effective July 31, 2012, all of the Company’s senior secured convertible debentures (“Debentures”) in the aggregate principal amount of approximately $1.2 million matured and became due and payable in full.  As a result, the Company is in default under the Debentures; and a majority in interest of the Debenture holders have served upon the Company a notice of default and a further notice that the Debenture holders would not agree to a further extension of the Debentures.  The Debenture holders have a senior security interest in all of the tangible and intangible assets of the Company and could foreclose on those assets at any time.  A majority in interest of the Debenture holders have agreed in principle to accept payment in the amount of the total net proceeds received by the Company from the consummation of the APA with Altametrics in satisfaction of all liability under the Debentures, which amount is expected to be several hundred thousand dollars less than the total principal and accrued and unpaid interest due under the Debentures.  In the event the Company is unable to secure the approval of its shareholders to the APA, the Debenture holders have executed a back-up Asset Purchase Agreement with Altametrics pursuant to which they have agreed to foreclose on the Company’s assets under their senior security interest and convey those assets to Altametrics for the same consideration, to wit: $1.3 million. As a result, it is unlikely that the Debenures will be converted into shares of common stock. .

Note 9    Derivative Liabilities

The Company’s warrants and its Convertible Notes have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision resulted in a derivative liability in our financial statements that was evaluated at zero at June 30, 2012 and September 30, 2012 by an independent consultant.

In the quarter ended September 30, 2011, the derivative liabilities decreased to $458,131 at September 30, 2011, from $514,086 at June 30, 2011. During the three months ended September 30, 2011, the Company recorded a gain of $55,955 for the change in fair value.

Note 10    Earnings per Share

Basic earnings per share are calculated based on the weighted-average number of outstanding common shares.  As of September 30, 2012, the Company had 53,756,553 shares outstanding, As of September 30, 2012, the Company had issued convertible debentures in the amount of $1,206,763 convertible at a conversion price of the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least $1,000,000 in cumulative gross proceeds, or (ii) $0.12, warrants outstanding of 4,802,642 consisting of 2,401,321 with an exercise price of $0.14 and 2,401,321 with an exercise price of $0.18.

For the three months ended September 30, 2012, the conversion of all of the above would result in a possible dilution of 22,604,178 shares.  However, as the convertible debentures, options, and warrants have a strike price equal to or in excess of the market price, $0.002 at September 30, 2012, and are considered not “in the money”, they are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

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

At September 30, 2012, the Company had net operating loss carry-forwards approximating $15,100,000 that expire in 2017 through 2028.  The carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382. The Company’s taxable losses, have created a deferred tax benefit of approximately $1,877,000 that is fully reserved.

Note 12   Related Party Transactions

Six of our customers who are also stockholders in the Company, generated revenues approximating $42,000 in the three months ended September 30, 2012.  In the same period in the prior year, revenues approximated $38,200. A principal in one current customer serves as a member of the Board of Directors and the Audit Committee.

Of the total 9% convertible debentures issued through Setpember 30, 2012, related parties hold $906,682. Interest expense accrued to related parties for the three months ended September 30, 2012 was $20,568.

Note 13    Commitments and Contingencies

The lease obligations are part of the liabilities associated with assets held for sale. The Company entered into a 65 month net lease at its Dallas, Texas office, commencing June 1, 2008, with rent approximating $4,300 per month. The Company also had a month-to-month lease for $700 per month at its Northbrook, Illinois office that was terminated as of August 31, 2012. Total rent expense for the three months ended September 30, 2012 was $14,386 compared to $15,086 for the three months ended September 30, 2011 The Company accounts for these leases as operating leases.

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

RESULTS OF OPERATIONS

REVENUE FROM DISCONTINUED OPERATIONS

The Company’s primary revenue is derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced.  For the three months ended September 30, 2012, the Company generated $254,838 in revenues compared to $396,452 in the comparable prior year’s period.  The decreases in revenues were attributable to; a loss of two major customers representing a revenue loss approximating $36,000 and the sale of corporate stores to franchisees that represented a revenue loss of approximately $50,000, a decrease in license fees of $18,750 that were terminated at August 1,2011, and decreased professional service contracts for special projects and other revenue sources in the three months ended September 30, 2012 of $28,877.

COST OF REVENUE FROM DISCONTINUED OPERATIONS

The cost of revenue for the three months ended September 30, 2012 and 2011, consist primarily of personnel, related payroll costs and support service costs in the amounts of $74,284 compared to $147,677 in the comparable prior year’s period. Other costs include travel, data hosting services, telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data.  The decrease was primarily attributable to a reduction in personnel and related payroll costs, further decreased by a reallocation of time to research and development from existing personnel, for reductions of $71,092. Other operating costs including license fees decreased by $2,301.

RESEARCH AND DEVELOPMENT FROM DISCONTINUED OPERATIONS

Research and development costs are charged to operations as incurred and consist primarily of personnel, related benefit costs and outside contracted services. The costs for the three months ended September 30, 2012 and 2011 were $137,463 and $95,678 in the prior year’s period. In the current year, the Company re-allocated personnel time from operations to research and development, resulting in increased payroll and related costs of $50,470. The Company further reduced the use of outside contractors and its other costs by $8,685 in the three months ended September 30, 2012. The Company’s research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the retail market.

MARKETING AND SELLING FROM DISCONTINUED OPERATIONS

Marketing and selling costs for the three months ended September 30, 2012 were $33,040 compared to $31,684 in the comparable period of the prior year. The Company’s marketing and selling expenses in the current periods increased due to higher trade show and sales costs of $5,764 offset by elimination of the outside consultant and re-allocated personnel time and related costs to marketing and sales from operations and administration in the amount of $4,408.

GENERAL AND ADMINISTRATIVE FROM DISCONTINUED OPERATIONS.

The Company’s general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, our independent auditor, rent, expenses related to being a public company and other administrative costs.  The costs for the three months ended September 30, 2012 were $77,452 compared to $86,189 in the comparable period of the prior year. The decrease was primarily a result of a reduction of payroll and related costs due to a reallocation of time and personnel from general and administrative of $8,166 and other expenses of $571.

GENERAL AND ADMINISTRATIVE

The administrative expenses consist of professional fees for legal and accounting, public company expenses and insurance. The costs for the three months ended September 30, 2012 were $48,819 compared to $26,203 in the comparable period of the prior year primarily attributable to legal fees in conjunction with the Altametrics transactions.

INTEREST EXPENSE   Interest expense consists of the following:

Interest expense	Three Months Ended September 30,
	2012	2011
Accrued interest on convertible debentures	$ 27,375	$ 27,375
Amortization of debt discount	-	58,413
Net interest expense	$ 27,375	$ 84,581
Interest expense attributable to discontinued operations	$ 1,142	$ 1,245

NET (LOSS) INCOME   The net income from discontinued operations for the three months ended September 30, 2012 was $232,210 compared to $31,113 for the comparable period in 2011.  The increase in the net income for the current three months was primarily the result of the one time sale of the non-exclusive license to Altametrics.

NET (LOSS)    The net loss from operations for the three months ended September 30, 2012 was $76,194 compared to $54,829 for the comparable period in 2011 primarily due to the elimination of income from the change in fair value of the derivatives offset by the amortization of debt discount in the debentures.

The net income from discontinued operations per share for the three months ended September 30, 2012 was $0.00 per share on 53,756,553 weighted average common shares outstanding. The net income per share in the comparable period in the prior year was $0.00 on 53,339,977 weighted average common shares outstanding.

The net loss from continuing operations per share for the three months ended September 30, 2012 was $0.00 per share on 53,756,553 weighted average common shares outstanding. The net income per share in the comparable period in the prior year was $0.00 on 53,339,977 weighted average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company had previously addressed resulting liquidity issues through the sales of its software and professional services and the issuance of convertible debentures. In July 2012, Company received an offer to acquire its assets from Altametrics, a California Company that provides unrelated services to the hospitality industry, an offer to acquire a non-exclusive license for its Business Intelligence Solution and the notice of no further forbearance on the convertible debentures.  The Board of Directors reviewed all of the existing options available to the Company, and agreed that it was in the best interest of the Company and its shareholders to accept the offer from Altametrics.  The sale of the assets requires shareholder approval that if not given, the debenture holders will foreclose on those assets and take possession under the terms of the Debentures. If consummated, of which there can be no assurance, the Company will use the proceeds from these transactions to retire all of its current obligations and pay the principal on the convertible debentures. Shareholders will not receive any distribution from the proceeds of the sale of the assets under the APA but will retain their interest in the remaining shell company.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended September 30, 2012 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

XFormity Technologies, Inc.

Date: December 5, 2012	/s/ Christopher Ball Christopher Ball Chief Executive Officer
Date: December 5, 2012	/s/ Jack Rabin Jack Rabin Chief Financial Officer