Form 10-Q
period 2012-12-31
XFormity Technologies, Inc.
filed 2013-02-15
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

The number of shares outstanding of the Issuer’s Common stock, $0.0001 par value, at February 12, 2013 is 53,756,553.

XFormity Technologies, Inc. and Subsidiary

Consolidated Balance Sheets

December 31,		June 30,
2012		2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$ 138,937	$ 85,753
Accounts receivable-trade	166,577	171,454
Accounts receivable – related party - trade	-	14,859
Prepaid expenses	13,268	3,466
Assets held for sale -current	21,550	5,373
Total current assets	340,332	280,905
Assets held for sale – long term	-	25,913
Total Assets	$ 340,332	$ 306,818

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Convertible debentures – related parties	$ 906,682	$ 906,682
Convertible debentures	300,081	300,081
Accounts payable	4,901	2,718
Accrued expenses	304,239	244,441
Liabilities associated with assets held for sale - current	257,217	348,465
Total Current Liabilities	1,773,120	1,802,387
Liabilities associated with assets held for sale – long term	-	123,955
Total liabilities	1,773,120	1,926,342

Stockholders' Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at December 31, 2012 and June 30, 2012	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 53,756,553 shares issued and outstanding at December 31, 2012 and June 30, 2012	5,376	5,376
Additional paid-in capital	7,141,804	6,933,117
Accumulated deficit	(8,579,968)	(8,558,017)
Total Stockholders' Deficit	(1,432,788)	(1,619,524)
Total Liabilities and Stockholders' Deficit	$ 340,332	$ 306,818

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary

Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Expenses
General and administrative	24,817	8,619	73,636	34,822
Loss from operations	24,817	8,619	73,636	34,822
Interest expense	34,660	93,999	62,035	178,580
Change in fair value of derivatives	-	(8,237)	-	(64,192)
Loss from continuing operations	(59,477)	(94,381)	(135,671)	(149,210)
Income (loss) from discontinued operations	(118,490)	(14,289)	113,720	16,825
Net loss	$ (177,967)	$ (108,670)	$ (21,951)	$ (132,385)
Net loss per share –from continuing operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Net loss per share –from discontinued operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Net Income (loss) per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares – basic and diluted	53,756,553	51,931,553	53,756,553	53,548,264

The accompanying notes are an integral part of these consolidated financial statements.

.

        XFormity Technologies, Inc. and Subsidiary

            Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended December 31,
	2012	2011
Operating activities:
Net income (loss)	$ (21,951)	$ (132,385)
Depreciation	4,362	5,437
Gain on sale of license	(300,000)	-
Amortization of debt discount	-	123,763
Non-cash transactions for:	-
Change in fair value - derivatives		(64,192)
Changes in:
Accounts receivable	19,736	18,055
Prepaid expenses	(4,429)	(10,892)
Accounts payable	(65,567)	2,415
Accrued expenses	(52,615)	75,527
Deferred revenue	(28,573)	4,627
Deferred credits	(6,466)	(6,151)
Net cash used in operating activities	(455,503)	16,204

Investing activities:
Proceeds from sale of license	300,000	-
Net cash provided from investing activities	300,000	-

Financing activities:
Capital contributions	208,687	-
Net cash provided from financing activities	208,687	-

Increase in cash and cash equivalents	53,184	16,204
Cash and cash equivalents, beginning of period	85,753	56,625
Cash and cash equivalents, end of period	$ 138,937	$ 72,829
Supplemental disclosure of non-cash financing and investing activities
Interest paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2012

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

As noted below in Note 2, the Company has executed an Asset Sale and Purchase Agreement effective August 1, 2012 (“APA”) which will result in the disposition of all material operations including all current revenue streams for the Company.

Note 2   Discontinued Operations.

In August, 2012, the Company executed and delivered the following agreements with Altametrics XFormity, LLC (“Altametrics”):

1.

Asset Sale and Purchase Agreement effective August 1, 2012 (“APA”)

2.

Escrow Agreement

3.

License Agreement

4.

Management agreement.

Under the terms of the APA, Altametrics agreed to purchase substantially all of the Company’s assets in consideration of $1,300,000. Of the total purchase price, $650,000 has been deposited into escrow with the Company’s stock transfer agent, Corporate Stock Transfer, Inc., as Escrow Agent under the terms of an Escrow Agreement. Consummation of the APA is subject to several material conditions precedent, including the approval of the Company’s shareholders.  Pending consummation of the APA, the Company entered into two additional agreements with Altametrics:  a Management Agreement pursuant to which Altametrics agreed to serve as Business Manager of the Company’s operations effective August 1, 2012; and a License Agreement pursuant to which, in consideration of a one time license fee in the amount of $300,000, the Company granted to Altametrics a non-exclusive license to use the Company’s intellectual property rights. The entire proceeds of $300,000 was recorded as a gain with the transaction as the Company had no related asset on the balance sheet at the time of the sale, and had no further obligations related to the disposition. Since August 1, 2012, Altametrics has been managing the Company’s operations under the Management Agreement and License, in consideration for which Altametrics is entitled to retain any net profits realized from those operations during the management period. As a part of this agreement, Altametrics will contribute sufficient funds for working capital purposes as necessary to keep the Company operating. These funds are not owed back to Altametrics from the Company and are considered capital contributions regardless of the outcome of the APA. During the period ended December 31, 2012, the Company received $208,687 in contributions from Altametrics.

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

As a result of the foregoing transactions, effective August 1, 2012, the Company’s assets, other than its cash and cash equivalents, accounts receivable resulting from sales made prior to August 1, 2012, and specific insurance polices, are reflected as assets held for sale and include its property and equipment, security deposits and its intellectual property with a carrying value of $21,550 as of December 31, 2012.  Concurrently, the liabilities associated with the discontinued operation, including all accounts payable and accrued expenses incurred in the normal course of the discontinued operation are reflected as liabilities associated with the assets held for sale with a carrying value of $257,217 as of December 31, 2012. Revenue from discontinued operations for the six months ended December 31, 2012 and 2011 was $422,963 and $738,099, respectively. For further information on the results from discontinued operations see management’s discussion and analysis of the revenues and expenses relating to the discontinued operation.

Note 3    Basis of Financial Statement Presentation.

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

Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2012 Annual Report on Form 10-K and the 8-K and 8-K/A as reflected above. Operating results for the three months and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the entire year or any other period.

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

Note 4   Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $8,579,968 and a working capital deficit of $1,432,788 as of December 31, 2012. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern or if the sale of its assets to Altametrics is not completed.

Note 5    Property and Equipment - (are part of the assets held for sale)

Property and equipment are stated at cost less accumulated depreciation.  Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over a five year estimated useful life of the assets. Accumulated depreciation at December 31, 2012 was $189,834 and $185,742 at June 30, 2012.  Management has evaluated the difference between the straight line and accelerated method used and has deemed the difference immaterial.

Note 6    Deferred Credits – (are part of the liabilities associated with assets held for sale)

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

Only two consortium members elected option (1), one commencing January 1, 2006, and the other commencing July 1, 2006.  The deferred credits at December 31, 2012 in the respective amounts of $64,100 and $66,484, net of amortization, are expected to be utilized over an 11 to 12 year period based on their current billing rates using a 5% discount rate that approximated the risk-free rate in effect during the offered option period.

Note 7   Accounts Payable

Accounts payable represents balances due to trade creditors and fees for professional services incurred for legal and audit services.

Note 8  Accrued Expenses

Accrued expenses other than as reflected herein are part of the liabilities associated with assets held for sale.

	December 31,	June 30,
	2012	2012
Accrued interest on convertible debentures	304,239	244,441

Note 9   Convertible Debentures

If all of the remaining debenture holders at December 31, 2012 elected to convert their debentures and warrants into shares of the Company’s common stock, the Company would be required to issue an additional 18,824,392 shares. Effective July 31, 2012, all of the Company’s senior secured convertible debentures (“Debentures”) in the aggregate principal amount of approximately $1.2 million matured and became due and payable in full.  As a result, the Company is in default under the Debentures; and a majority in interest of the Debenture holders have served upon the Company a notice of default and a further notice that the Debenture holders would not agree to a further extension of the Debentures.  The Debenture holders have a senior security interest in all of the tangible and intangible assets of the Company and could foreclose on those assets at any time.  A majority in interest of the Debenture holders have agreed in principle to accept payment in the amount of the total net proceeds received by the Company from the consummation of the APA with Altametrics in satisfaction of all liability under the Debentures, which amount is expected to be several hundred thousand dollars less than the total principal and accrued and unpaid interest due under the Debentures.  In the event the Company is unable to secure the approval of its shareholders to the APA, the Debenture holders have executed a back-up Asset Purchase Agreement with Altametrics pursuant to which they have agreed to foreclose on the Company’s assets under their senior security interest and convey those assets to Altametrics for the same consideration, to wit: $1.3 million. As a result, it is unlikely that the Debenures will be converted into shares of common stock.

Note 10    Derivative Liabilities

The Company’s warrants and its Convertible Notes have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision resulted in a derivative liability in our financial statements that was evaluated at zero at June 30, 2012 and December 31, 2012 by an independent consultant.

In the six months quarters ended December 31, 2011, the derivative liabilities decreased to $449,894 at December 31, 2011, from $514,086 at June 30, 2011. During the three months and six months ended December 31, 2011, the Company recorded a gain of $8,237 and $64,192, respectively, for the change in fair value.

Note 11    Earnings per Share

Basic earnings per share are calculated based on the weighted-average number of outstanding common shares.  As of December 31, 2012, the Company had 53,756,553 shares outstanding, As of December 31, 2012, the Company had issued convertible debentures in the amount of $1,206,763 convertible at a conversion price of the lesser of (i) 70% of the price per share of common stock or common stock equivalent paid by investors in the Company’s next round of equity or debt financing consisting of at least

$1,000,000 in cumulative gross proceeds, or (ii) $0.12, warrants outstanding of 4,802,642 consisting of 2,401,321 with an exercise price of $0.14 and 2,401,321 with an exercise price of $0.18.

For the six months ended December 31, 2012, the conversion of all of the above would result in a possible dilution of 23,627,028 shares.  However, as the convertible debentures, options, and warrants have a strike price equal to or in excess of the market price, $0.0024 at December 31, 2012, and are considered not “in the money”, they are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

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

At December 31, 2012, the Company had net operating loss carry-forwards approximating $15,100,000 that expire in 2017 through 2028.  The carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382. The Company’s taxable losses, have created a deferred tax benefit of approximately $1,963,000 that is fully reserved.

Note 13   Related Party Transactions

Six of our customers who are also stockholders in the Company, generated revenues approximating $42,200 and $84,200, respectively, in the three months and six months ended December 31, 2012.  In the same periods in the prior year, revenues approximated $38,200 and $76,700, respectively. A principal in one current customer serves as a member of the Board of Directors and the Audit Committee.

Of the total 9% convertible debentures issued through December 31, 2012, related parties hold $906,682. Interest expense accrued to related parties for the three months and six months ended December 31, 2012 was $41,136.

Note 14    Commitments and Contingencies

The lease obligations are part of the liabilities associated with assets held for sale. The Company entered into a 65 month net lease at its Dallas, Texas office, commencing June 1, 2008, with rent approximating $4,300 per month. The Company also had a month-to-month lease for $700 per month at its Northbrook, Illinois office that was terminated as of August 31, 2012. Total rent expense for the three months and six months ended December 31, 2012 was $17,314 and $27,371, respectively, compared to $15,086 and $30,171 in the comparable periods in the prior year.  The Company accounts for these leases as operating leases.

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

RESULTS OF OPERATIONS

REVENUE   The Company’s primary revenue is derived by delivering software as a service, or hosted solutions for its clients billed on a monthly basis for each location serviced.  For the three months and six months ended December 31, 2012, the Company generated $168,126 and $422,963, respectively, in revenues compared to $341,647 and $738,099 in the comparable prior year’s periods.  The decreases in revenues were attributable to the loss of two major accounts representing approximately 1,000 stores over the comparable periods, one primarily because Company stores were sold to franchisees and the other to competition.

COST OF REVENUE   The cost of revenue for the three months and six months ended December 31, 2012 and 2011, consist primarily of personnel, related payroll costs and support service costs in the respective amounts of $58,343 and $132,626 compared to $109,005 and $256,681 in the comparable prior year’s periods. Other costs include travel, data hosting services, telecommunication costs and depreciation of computer equipment used in the maintenance and processing of customers' data.  The decrease was primarily attributable to a reduction in personnel and related payroll costs, further decreased by a reallocation of time to research and development from existing personnel, for reductions of $44,701 and $115,693, respectively.  Other operating costs including license fees decreased by $5,961 and $8,362, respectively.

RESEARCH AND DEVELOPMENT   Research and development costs are charged to operations as incurred and consist primarily of personnel, related benefit costs and outside contracted services. The costs for the three months and six months ended December 31, 2012 and 2011 were $128,582 and $266,046, respectively, and $118,630 and $214,308, respectively, in the prior year’s periods. In the current year’s periods, the Company re-allocated personnel time from operations to research and development, resulting in increased payroll and related costs of $21,396 and $71,866, respectively. The Company further reduced the use of outside contractors by $10,000 and $22,000, respectively, and its other costs by $1,444 and $1,872, respectively, in the three and six months ended December 31, 2011. The Company’s research and development is part of its strategic plan to provide enhancements and integration into new and existing franchise operations in the retail market.

MARKETING AND SELLING   The costs for the three months and six months ended December 31, 2012 were $48,980 and $82,020 compared to 37,262 and $68,945 in the comparable periods of the prior year. The Company’s marketing and selling expenses in the current periods increased due to re-allocated personnel time to marketing and sales from operations and administration offset by the elimination of an outside sales consultant for a net increase of $3,750 in the three months ended December 31, 2012 and a, decrease of $657 in the six months ended December 31, 2012. Other marketing and selling costs increased by $7,969 and $13,732 for the respective three months and six months ended December 31, 2012 due to additional marketing and trade shows.  For the current fiscal year, the Company continues to attempt to expand its customer base through direct sales, related business partnerships, trade shows and referrals from its relationship with existing clients.

GENERAL AND ADMINISTRATIVE   The Company’s general and administrative costs consist primarily of executive salaries and related benefits, professional fees for attorneys, our independent auditor, rent, expenses related to being a public company and other administrative costs.  The costs for the three month and six month period ended December 31, 2012 were $76,505 and $202,776 compared to $99,062 and $ 211,453 in the comparable periods of the prior year. In the current periods, due to a reallocation of time from marketing and sales, payroll and related costs decreased by $24,289 and $32,365, respectively.  Professional fees increased in these same periods by $9,910 and $30,462.  Other operating costs decreased for the three and six months ended December 31, 2011 by $624 and $6,776, respectively.

INTEREST EXPENSE   Interest expense consists of the following:

Interest expense	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Accrued interest on convertible debentures	$ 33,532	$ 27,376	$ 59,801	$ 52,187
Amortization of debt discount	-	65,350	-	123,763
Interest incurred from the deferred credits issued to consortium members	1,248	1,266	2,536	2,756
Other interest paid	-	82	-	82
Interest income earned on cash and cash equivalents	(120)	(75)	(302)	(208)
Net interest expense	$ 34,660	$ 93,999	$ 62,035	$ 178,580

NET (LOSS) INCOME   The net loss for the three months and six months ended December 31, 2012 was $21,951 and $177,967, respectively, compared to net losses of $108,670 and $132,385, respectively, for the comparable periods in 2011.  The increase in the net loss was primarily the result of the significant loss of revenues compared to the prior year and reductions in most other categories as noted above, offset by termination the change in fair value of the derivatives.

The net (loss) per share for the three months and six months ended December 31, 2012 was ($0.00) and ($0.00) per share on 53,756,553 weighted average common shares outstanding, respectively, and ($0.00) and ($0.00) per share, respectively, in both of the comparable periods in the prior year on 51,931,553 and 53,548,264 weighted average  common shares outstanding.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended December 31, 2012 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

XFormity Technologies, Inc.

Date: February 12, 2013	/s/ Christopher Ball Christopher Ball Chief Executive Officer
Date: February 12, 2013	/s/ Jack Rabin Jack Rabin Chief Financial Officer