Form 10-Q
period 2013-03-31
XFormity Technologies, Inc.
filed 2013-08-05
CIK 1048501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

OR

[   ]    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-23391

XFORMITY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1434313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2005 Keats Lane, Highland Park, IL  60035
(Address of principal executive offices, including zip code)
Issuer's Telephone No., including area code: 847 579 0770

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes            No   X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No  [X  ]

Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    x      No

The number of shares outstanding of the Issuer’s Common stock, $0.0001 par value, at July 29, 2013 is 53,756,553.

PART I.	FINANCIAL INFORMATION	PAGE
Item 1.	Financial statements

	Unaudited Consolidated Balance Sheets – March 31, 2013 and June 30, 2012	3

	Unaudited Consolidated Statements of Operations – Three Months and Nine Months Ended March 31, 2013 and 2012 and Developmental Stage for the Three Months and Nine Months Ended March 31, 2013 and 2012.	4

	Unaudited Consolidated Statements of Cash Flows and Developmental Stage – Nine Months Ended March 31, 2013 and 2012	5

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2.	Unregistered Sales of Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

XFormity Technologies, Inc. and Subsidiary

(A Development Stage Company)Consolidated Balance Sheets

	March 31,	June 30,
	2013	2012
ASSETS	(Unaudited)	(Unaudited)
Current Assets
Cash and cash equivalents	$ 53,518	$ -
Assets from discontinued operations	-	306,818
Total current assets	53,518	-
Assets held for sale – long term	-	-
Total Assets	$ 53,518	$ 306,818

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Convertible debentures – related parties	$ -	$ -
Convertible debentures	-	-
Accounts payable	-	-
Accrued expenses	-	-
Liabilities associated with assets held for sale - current	-
Total Current Liabilities	-
Liabilities associated with assets held for sale – long term	-
Total liabilities from discontinued operations	0	1,926,342

Stockholders' Deficit:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, zero issued and outstanding at March 31, 2013 and June 30, 2012	-	-
Common stock, $0.0001 par value, 125,000,000 shares authorized, 53,756,553 shares issued and outstanding at March 31, 2013 and June 30, 2012	5,376	5,376
Additional paid-in capital	6,943,116	6,933,117
Accumulated deficit	(6,894,974)	(8,558,017)
Total Stockholders' Equity (Deficit)	53,518	(1,619,524)
Total Liabilities and Stockholders' Equity	$ 53,518	$ 306,818

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary

(A Development Stage Company)       Consolidated Statements of Operations

	(Unaudited)		(Unaudited)	(Unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,	From Date of Inception of development stage (August 1, 2012) to March 31, 2013
	2013	2012	2013	2012
Expenses
General and administrative	24,817	-	98,453	-	98,453
Loss from operations	(24,817)	-	(98,453)	-
Loss from continuing operations	(24,817)	-	(98,453)	-	(98,453)
Gain from discontinued operations	1,739,706	175,891	1,853,426	-	-
Income (loss) from discontinued operations	(29,899)	(29,380)	(91,934)	(97,290)	-
Net Income/(loss)	$ 1,684,990	$ 146,511	$ 1,663,039	$ (97,290)	(98,453)
(Net loss per share –from continuing operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Net income/(loss) per share –from discontinued operations	$ (0.03)	$ (0.00)	$ (0.03)	$ (0.00)
Net Income (loss) per share – basic and diluted	$ 0.03	$ (0.00)	$ 0.03	$ (0.00)

Weighted average number of shares – basic and diluted	53,756,553	51,931,553	53,756,553	53,548,264

The accompanying notes are an integral part of these consolidated financial statements.

        XFormity Technologies, Inc. and Subsidiary

(A Development Stage Company)

            Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended March 31,	From Date of Inception of development stage (August 1, 2012) to March 31, 2013
	2013	2012
Operating activities:
Discontinued Operations

Net income (loss)	$ 1,761,492	$ (97,290)
Depreciation	17,206	8,156
Gain on sale of license	(300,000)	-
Amortization of debt discount	-	206,747
Non-cash transactions for:
Debt forgiveness		(240,083)
Changes in:
Security Deposit	8,707	-
Convertible Debenture	(1,206,764)	-
Accounts receivable	196,318	5,415
Prepaid expenses	8,839	(6,822)
Accounts Payable	(157,121)	17,786
Accrued expenses	(393,656)	112,735
Deferred revenue	(31,753)	2,202
Deferred credits	(137,050)	(9,285)
Net cash used from discontinued operations	(237,782)	(439)
Investing activities:
Proceeds from sale of license	300,000	-
Net cash provided from investing activities	300,000	-

The accompanying notes are an integral part of these consolidated financial statements

CONTINUED ON FOLLOWING PAGE

CONTINUED FROM PREVIOUS PAGE

        XFormity Technologies, Inc. and Subsidiary

(A Development Stage Company)

            Consolidated Statements of Cash Flows

(Unaudited)
Nine Months Ended March 31,		From Date of Inception of development stage (August 1, 2012) to March 31, 2013
2013	2012

Financing activities:
Net cash provided from financing activities	-	-

Increase (decrease) in cash from discontinued operations	(66,218)	(439)
Cash and cash equivalents, beginning of period	85,753	56,625
Cash and cash equivalents August 1, 2012 and June 30, 2012 respectively	151,971	56,186	151,971

Continuing Operations
Net income (loss)	$ (98,453)	$ -	$ (98,453)

Cash decrease from continuing operations	(98,453)	-	-
Cash and cash equivalents, end of period	$ 53,518	$ 56,186	$ 53,518
Supplemental disclosure of non-cash financing and investing activities	-	-

The accompanying notes are an integral part of these consolidated financial statements.

XFormity Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2013

(Unaudited)

Note 1   Organization and Nature of Business.

The reporting entity in this form 10-Q is XFormity Technologies, Inc. (a Colorado Corporation) ("XFormity" or the "Company") and includes the operations of XFormity, Inc. (a Texas Corporation) (“XFM”), the wholly owned subsidiary of the Company.  XFormity formerly provided technology and services to multi-unit business operators.  The Company’s core products were hosted Business Intelligence (BI), Balanced Scorecard and Benchmarking solutions.  These solutions helped customers with operational data analysis, trend reporting, issue identification and tracking.  The Company provided data integration and management services that feed the BI and Scorecard solution with data from many key data sources.  The Company’s solutions were provided to customers as a hosted (software-as-a-service) model, which allows the Company to rapidly configure and implement solutions for new customers in an affordable, cost-effective manner.

As noted below in Note 2, the Company executed an Asset Sale and Purchase Agreement effective August 1, 2012 (“APA”) which would have resulted in the disposition of all material operations including all current revenue streams for the Company.  The APA terminated without consummation effective March 29, 2013 due to the Company’s inability to obtain the approval of its shareholders in accordance with applicable legal requirements.  Due to that failure, the holders of the Company’s outstanding senior secured debentures (“Debentures”) demanded that the Company convey its assets to the Indenture Trustee exercising the rights of the Debenture holders under a Trust Indenture pursuant to their senior secured rights.  Accordingly, effective April 1, 2013,  the Company executed with the Indenture Trustee an Agreement to Accept Collateral in Satisfaction of Obligations (the “Collateral Satisfaction Agreement”), conveying substantially all of the Company’s assets to the Indenture Trustee in satisfaction of the Debentures.

The Company is now a shell company and intends to seek another business combination or merger.

Note 2   Discontinued Operations.

In August, 2012, the Company executed and delivered the following agreements with Altametrics XFormity, LLC (“Altametrics”):

1.

Asset Sale and Purchase Agreement effective August 1, 2012 (“APA”)

2.

Escrow Agreement

3.

License Agreement

4.

Management agreement.

Under the terms of the APA, Altametrics agreed to purchase substantially all of the Company’s assets in consideration of $1,300,000. Of the total purchase price, $650,000 has been deposited into escrow with the Company’s stock transfer agent, Corporate Stock Transfer, Inc., as Escrow Agent under the terms of an Escrow Agreement. Consummation of the APA is subject to several material conditions precedent, including the approval of the Company’s shareholders.  Pending consummation of the APA, the Company entered into two additional agreements with Altametrics:  a Management Agreement pursuant to which Altametrics agreed to serve as Business Manager of the Company’s operations effective August 1, 2012; and a License Agreement pursuant to which, in consideration of a one-time license fee in the amount of $300,000, the Company granted to Altametrics a non-exclusive license to use the Company’s intellectual property rights. The entire proceeds of $300,000 was recorded as a gain with the transaction as the Company had no related asset on the balance sheet at the time of the sale, and had no further obligations related to the disposition.

Effective July 31, 2012, all of the Company’s senior secured convertible debentures (“Debentures”) in the aggregate principal amount of approximately $1.2 million matured and became due and payable in full.  As a result, the Company is in default under the Debentures; and a majority in interest of the Debenture holders have served upon the Company a notice of default and a further notice that the Debenture holders would not agree to a further extension of the Debentures.  The Debenture holders have a senior security interest in all of the tangible and intangible assets of the Company and could foreclose on those assets at any time. In the event the Company was unable to secure the approval of its shareholders to the APA, the Debenture holders executed a back-up Asset Purchase Agreement with Altametrics pursuant to which they agreed to foreclose on the Company’s assets under their senior security interest and convey those assets to Altametrics for the same consideration, to wit: $1.3 million.

The APA was terminated on March 29, 2013, due to the Company’s inability to obtain the approval of its shareholders.   As a result, the Debenture holders demanded that the Company convey all of its assets to the Indenture Trustee and, effective April 1, 2013, the Company and the Indenture Trustee executed an Agreement to Accept Collateral in Satisfaction of Obligations pursuant to which the Company conveyed its assets to the Indenture Trustee in satisfaction of the Debentures.  The Indenture Trustee subsequently reconveyed the assets to Altametrics under the back-up APA.

As a result of the foregoing transactions, effective August 1, 2012, the Company’s assets, other than its cash and cash equivalents, have been eliminated.  For further information on the results from discontinued operations see management’s discussion and analysis of the revenues and expenses relating to the discontinued operation.

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

Although management believes the disclosures and information presented are adequate to not make the information misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2012 Annual Report on Form 10-K.

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

Note 4   Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $6,894,974 and has limited working capital of $53,518 as of March 31, 2013. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 5    Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation of property and equipment is computed for financial statement purposes using accelerated methods over a five year estimated useful life of the assets. Accumulated depreciation at June 30, 2012 was $185,742.    The property and equipment at March 31, 2013 was part of the sale of the discontinued operations.

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

Only two consortium members elected option (1), one commencing January 1, 2006, and the other commencing July 1, 2006.  The deferred credits at March 31, 2013 have been eliminated due to the discontinuation of business operations.

Note 7   Accounts Payable

Accounts payable represents balances due to trade creditors and fees for professional services incurred for legal and audit services.  The accounts payable at March 31, 2013 were part of the sale of the discontinued operations.

Note 8  Accrued Expenses

Accrued expenses other than as reflected herein are part of the liabilities associated with assets held for sale.

	March 31	June 30,
	2013	2012
Accrued interest on convertible debentures	$304,239	$244,441

The accrued expenses at March 31, 2013 were part of the sale of the discontinued operations.

Note 9   Convertible Debentures

Effective July 31, 2012, all of the Company’s senior secured convertible debentures (“Debentures”) in the aggregate principal amount of approximately $1.2 million matured and became due and payable in full.  As a result, the Company is in default under the Debentures; and a majority in interest of the Debenture holders have served upon the Company a notice of default and a further notice that the Debenture holders would not agree to a further extension of the Debentures.  The Debenture holders had a senior security interest in all of the tangible and intangible assets of the Company and could foreclose on those assets at any time. Effective April 1, 2013, the Company and the Indenture Trustee entered into the Collateral Satisfaction Agreement conveying the Company’s assets in satisfaction of the obligations under the Debentures.

Note 10    Derivative Liabilities

The Company’s warrants and its Convertible Notes have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision resulted in a derivative liability in our financial statements that was evaluated at zero at June 30, 2012 and March 31, 2013 by an independent consultant.  The derivative liabilities at March 31, 2013 were part of the sale of the discontinued operations.

Note 11    Earnings per Share

Basic earnings per share are calculated based on the weighted-average number of outstanding common shares.  As of March 31, 2013, the Company had 53,756,553 shares outstanding. The convertible debentures, options, and warrants have a strike price equal to or in excess of the market price, $0.0024 at March 31, 2013, and are considered not “in the money”, they are excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

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

At March 31, 2013, the Company had net operating loss carry-forwards approximating $15,100,000 that expire in 2017 through 2028.  The carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382. The Company’s taxable losses have created a deferred tax benefit of approximately $1,963,000 that is fully reserved.

Note 13   Related Party Transactions

Of the total 9% convertible debentures issued through March 31, 2013, related parties held $906,682. The Collateral Satisfaction Agreement resulted in the satisfaction of all amounts due under the Debentures, including accrued and unpaid interest.

Effective April 1, 2013, the Company conveyed its assets to the Debenture holders under the Collateral Satisfaction Agreement.  The holders of a majority in interest of the Debentures were officers and directors of the Company.

Note 14    Commitments and Contingencies

The lease obligations were part of the liabilities associated with assets held for sale. The Company entered into a 65 month net lease at its Dallas, Texas office, commencing June 1, 2008, with rent approximating $4,300 per month. The Company also had a month-to-month lease for $700 per month at its Northbrook, Illinois office that was terminated as of August 31, 2012. Effective August 1, 2012, Altametrics assumed the Company’s obligations under the leases pursuant to the Management Agreement described elsewhere in this Report.

Note 15  Subsequent Events

Effective April 1, 2013, the Company executed and delivered the Collateral Satisfaction Agreement, effectively divesting of all operating assets and becoming a shell company.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

You should note, however, that our independent accountants audit report for the fiscal year ended June 30, 2012 contains a qualification and explanatory language that due to our recurring losses from operations and net capital deficiency, substantial doubts exist about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Since the Company has disposed substantially all of its business operations at April 1, 2013, we have adopted a discontinued operations presentation in respect of our e-business software operations. Our continuing operations are, on an interim basis, limited to maintaining our public company disclosure obligations and evaluating business opportunities.

REVENUE AND COST OF REVENUE.  All revenues and costs of revenue related to discontinued operations. Accordingly, the Company has not recognized any revenue associated with continuing operations in either the three and nine months ended March 31, 2013 or the comparative period.

RESEARCH AND DEVELOPMENT AND SALES AND MARKETING EXPENSES. All research and development, and sales and marketing expenses related to discontinued operations. Accordingly, the Company did not incur any such expenses associated with continuing operations in either the three and nine months ended March 31, 2013 or the comparative period.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense includes professional fees, investor relations costs and contractor fees associated with meeting our public reporting obligations. Such expenses were $24,817 and $98,453 in the three months and nine months ended March 31, 2013.. Contractor fees and other expenses increased, primarily because the ordinary administrative functions of the company which were previously addressed by staff as part of continuing operations are now contracted out. The Company expects that operating expenses will continue at approximately the levels experienced in the quarter ended March 31, 2013 for the foreseeable future.

LOSS FROM DISCONTINUED OPERATIONS: The results of discontinued operations represent the majority of our operating activities. The results of discontinued operations in the current fiscal period are for the period from July 1, 2012 to March 31, 2013, as the operations had been discontinued on August 1, 2012 and were sold on April 1, 2013 (the date of the disposition under the Collateral Satisfaction Agreement). The results of discontinued operations for the comparative period are for the period July 1, 2012 to March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company's independent auditor's report states that our consolidated financial statements for the year ending June 30, 2012 have been prepared assuming that the Company will continue as a going concern. Following the disposition of its business assets, the Company believes that it has sufficient cash reserves to meet its operating obligations for at least six months.

In the nine months ended March 31, 2013, net cash of $300,000 was provided by investing activities.

In the nine months ended March 31, 2013 and 2012, there were no net cash flows from financing activities.

As of March 31, 2013, there were no contractual capital commitments outstanding.

The Company incurred operating losses and negative cash flows from operations in each quarter since it commenced operations. As of March 31, 2013 there was an accumulated deficit of $6,894,974. Apart from interest earned on short-term investments, there are currently no sources of revenue. Expenses are limited to the cost of maintaining our public company disclosure obligations and expenses incurred to review new business opportunities.

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

The Company does not expect to generate operating earnings in the foreseeable future since, following the Collateral Satisfaction Agreement, it does not have any revenue generating operations. It will likely incur losses and the losses may increase. If a new business venture is not found, the Company is unlikely to achieve or sustain profitability, which would have a materially adverse effect on our financial condition and results of operations. Even if the Company achieved or maintains profitability, it may not sustain or increase profitability on a quarterly or annual basis in the future.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2013 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1      Legal Proceedings

None

Item 1A    Risk Factors

None

Item 2      Unregistered Sales of Securities and Use of Proceeds

None

ITEM 3    Defaults upon Senior Securities

None, except as previously reported.

ITEM 4   Mine Safety Disclosures

Not applicable.

ITEM 5     Other information

None

ITEM 6      Exhibits

Exhibits
31.	Certification*
32.	Certification pursuant to USC Section 1350*

101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**

*

filed herewith

**

furnished, not filed

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFormity Technologies, Inc.

Date: July 31, 2013	/s/ Sheldon Drobny Sheldon Drobny Chief Executive Officer and Chief Financial Officer